Form 10-Q
period 1995-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1995-05-15
CIK 354913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

                        -------------------------------

Commission File Number 1-11152


                    INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



                  PENNSYLVANIA                                             23-1882087
              (State or other jurisdiction of                           (I.R.S. Employer
               incorporation or organization)                          Identification No.)


        2200 Renaissance Boulevard, Suite 105, King of Prussia, PA 19406
             (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code (610) 278-7800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   x                             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                             44,061,176 shares
                  Class                                      Outstanding at May 10, 1995


      INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                     INDEX



Part  I - Financial Information:


                                                                                                PAGES

         Item 1.  Consolidated Financial Statements


                  Consolidated Balance Sheets -                                                  3-4
                   December 31, 1994 and March 31, 1995 (unaudited)


                  Consolidated Statements of Operations                                          5
                   Three Months Ended March 31, 1994 and 1995 (unaudited)


                  Consolidated Statements of Cash Flows -                                        6-7
                    Three Months Ended March 31, 1994 and 1995 (unaudited)


                  Notes to Consolidated Financial Statements                                     8-12


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                13-17


Part II - Other Information:

         Item 1.  Legal Proceedings                                                              18-19

         Item 6.  Exhibits and Reports on Form 8-K                                               20


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)



                                                            DECEMBER 31,   MARCH 31,
ASSETS                                                          1994         1995
                                                                ----         ----
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
    cash of $471 and $500, respectively                       $  6,264    $ 43,426
   License fees receivable                                      20,900      16,800
   Accounts receivable, net of allowance for
   uncollectable accounts of $2,333 and $2260, respectively      3,683       2,638
   Inventories                                                   5,014       3,737
   Deposits on inventory purchases                                 539         970
   Other current assets                                            860         960
                                                              --------    --------
    Total current assets                                        37,260      68,531
                                                              --------    --------
PROPERTY AND EQUIPMENT:
   Machinery and equipment                                       3,780       3,868
   Computer equipment                                            3,476       3,712
   Furniture and fixtures                                        1,521       1,522
   Leasehold improvements                                          831         896
                                                              --------    --------
                                                                 9,608       9,998
   Less-accumulated depreciation and amortization               (7,333)     (7,550)
                                                              --------    --------
   Net property and equipment                                    2,275       2,448
                                                              --------    --------
OTHER ASSETS:
   Patents, net of accumulated amortization of
   $2,946 and $3,074 respectively                                2,588       2,604
   Deferred software costs, net of accumulated amortization
   of $503 and $588, respectively                                  922         885
   Other                                                           785       1,123
                                                              --------    --------
   Total other assets                                            4,295       4,612
                                                              --------    --------
                                                              $ 43,830    $ 75,591
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                 DECEMBER 31,   MARCH 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1994         1995
                                                                     ----         ----
CURRENT LIABILITIES:
   Current portion of long term debt                             $     233    $     205
   Due to Hughes Network Systems, Inc.                               7,003        7,003
   Accounts payable                                                  9,536        4,025
   Accrued compensation                                              2,904        3,472
   Purchase commitment reserve                                       1,304        1,283
   Deferred revenue                                                    665        3,615
   Income and foreign withholding taxes payable                      1,573        1,835
   Accrued distributor commissions                                     616          583
   Accrued warranty costs                                              765          867
   Other accrued expenses                                            2,543        3,595
                                                                 ---------    ---------
  Total current liabilities                                         27,142       26,483
                                                                 ---------    ---------
LONG TERM DEBT                                                         520          531
                                                                 ---------    ---------
MINORITY INTEREST                                                    1,296        3,196
                                                                 ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
   $2.50 Convertible Preferred, 113 shares and 106 shares
   issued and outstanding                                               11           11
   Common Stock, $.01 par value, 75,000 shares authorized,
    41,811 shares and 43,848 shares issued and
   outstanding                                                         418          438
   Additional paid-in capital                                      199,158      209,484
   Accumulated deficit                                            (184,665)    (164,527)
                                                                 ---------    ---------
                                                                    14,922       45,406
   Deferred compensation                                               (50)         (25)
                                                                 ---------    ---------
   Total shareholders' equity                                       14,872       45,381
                                                                 ---------    ---------
                                                                 $  43,830    $  75,591
                                                                 =========    =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                        1994        1995
                                                                        ----        ----
REVENUES:
  UltraPhone                                                          $  1,006    $  5,311
  Licensing                                                                 45      31,119
  Contract Services                                                        196         304
                                                                      --------    --------
                                                                         1,247      36,734
                                                                      --------    --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                                            1,405       5,845
  Contract service costs                                                   297         254
  Sales and marketing                                                    1,218       1,092
  General and administrative                                             3,373       4,415
  Research and development                                               1,565       1,825
                                                                      --------    --------
                                                                         7,858      13,431
                                                                      --------    --------
  Income (loss) from operations                                         (6,611)     23,303

OTHER INCOME (EXPENSE):
  Interest income                                                           44         402
  Interest and financing expenses                                          (84)       (166)
                                                                      --------    --------
  Income (loss) from continuing operations before income taxes
   and minority interest                                                (6,651)     23,539

INCOME TAX PROVISION                                                      --        (1,476)
                                                                      --------    --------
  Income (loss) from continuing operations before minority interest     (6,651)     22,063

MINORITY INTEREST                                                           57      (1,859)
                                                                      --------    --------
  Net income (loss) from continuing operations                          (6,594)     20,204
                                                                      --------    --------
DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                        (216)       --
 Provision for losses prior to expected disposal date                     (200)       --
                                                                      --------    --------
                                                                          (416)       --
                                                                      --------    --------
 Net income (loss)                                                      (7,010)     20,204
PREFERRED STOCK DIVIDENDS                                                  (71)        (66)
                                                                      --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                   $ (7,081)   $ 20,138
                                                                      ========    ========

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS                   $  (0.19)   $   0.43
NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS                    (0.01)       --
                                                                      --------    --------

NET INCOME (LOSS) PER COMMON SHARE                                    $  (0.20)   $   0.43
                                                                      ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (NOTE 7)           34,996      46,854
                                                                      ========    ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     1994         1995
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(6,594)     $20,204
  Adjustments to reconcile net loss to net
   cash used for operating activities-
    Minority interest in subsidiary                   (57)       1,900
    Depreciation and amortization                     411          430
    Compensation on stock issued
     and stock options granted                         29           25
    Loss from discontinued operations                (416)          --
    Cash provided by discontinued operations           97           --
    Other                                              (7)         (66)
    Decrease (increase) in assets-
     Receivables                                      567        5,145
     Inventories                                   (1,083)       1,277
     Deposits on inventory purchases                 (215)        (431)
     Other current assets                             264         (100)
    Increase (decrease) in liabilities-
     Accounts payable                               1,984       (5,511)
     Reserve for Hughes Network Systems, Inc.          43           --
     Accrued compensation                             587          568
     Purchase commitment reserve                       --          (21)
     Deferred revenue                                  35        2,950
     Income and foreign withholding
      taxes payable                                    --          262
     Accrued distributor commissions                 (147)         (33)
     Accrued warranty costs                           (66)         102
     Other accrued expenses                        (1,291)       1,052
                                                 --------      -------
  Net cash provided by (used for)
    operating activities                          $(5,859)     $27,753
                                                 --------      -------

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)
                                  (Unaudited)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     1994         1995
                                                     ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment             $  (641)     $  (319)
  Capitalized software development costs             (214)         (48)
  Additions to patents                               (119)        (144)
  Other non-current assets                           (140)        (338)
                                                  -------      -------
  Net cash used for investing activities           (1,114)        (849)
                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of Common Stock
   and exercises of stock options and warrants         55       10,346
  Proceeds from long-term debt                      3,000           --
  Payments on long-term debt                          (80)         (88)
                                                  -------      -------
  Net cash provided by financing activities         2,975       10,258
                                                  -------      -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  (3,998)      37,162
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        8,211        6,264
                                                  -------      -------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 4,213      $43,426
                                                  =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $    15      $     8
                                                  =======      =======
  Income taxes paid                                    --           --
                                                  =======      =======



     The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


1.  BACKGROUND:

  InterDigital Communications Corporation ("IDC") develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone revenues have historically accounted for the majority of the Company's revenues, but accounted for only 40% of total revenues during 1994 and only 14% during the first quarter of 1995. Since 1987, the Company has sold over 220 UltraPhone systems worldwide, with aggregate UltraPhone revenues totaling over $125 million.

  In addition to its UltraPhone business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of its extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with 11 entities in 1994 and through May 10, 1995, and the recognition of $28.7 million of licensing revenue in 1994 and $31.1 million during the first quarter of 1995.

  On December 16, 1994, the Company formed its first business alliance based upon its TDMA and B-CDMA technologies. On that date, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens Aktiengesellschaft ("Siemens"). Under the UltraPhone OEM Purchase Agreement, Siemens will be obligated to purchase its requirement of wireless local loop products for certain specified applications from the Company on an OEM basis. Under the TDMA/CDMA Development and Technical Assistance Agreement, Siemens will provide technical assistance to accelerate the commercialization and deployment of the Company's B-CDMA technology and the parties will work on UltraPhone product improvements and enhancements when product changes are required to satisfy market demands. The agreement provides that Siemens will have an exclusive, royalty-bearing license of the Company's Know-how associated with the B-CDMA ASIC chip, with a two year exclusive of certain other B-CDMA technology. Pursuant to the know-how licenses, Siemens shall pay to the Company a running royalty of five (5%) percent of all sales of B-CDMA equipment worldwide which incorporates B-CDMA ASICs or otherwise incorporates B-CDMA know-how. InterDigital will continue to maintain the right to sell ASIC chips to other telecommunications manufacturers and/or license certain specified non-ASIC specific technology and know-how embodied in the B-CDMA systems. Under the Patent License Agreement, the parties granted reciprocal, non-exclusive, world-wide, paid-up, perpetual licenses for the life of their respective current TDMA and CDMA patents and future patents with an effective filing date of not later than five years after the date of the Patent License Agreement, subject to certain application limitations. Siemens may additionally provide certain other benefits under the Cooperation Agreement.

  As partial consideration for the rights and licenses granted by the Company, Siemens is obligated to pay $20 million, of which $9.6 million was paid as of May 10, 1995, with the remainder being payable in quarterly installments through March 30, 1996. In accordance with accounting requirements, ITC will recognize the $20 million of revenue ratably over the 15 month payment period starting in January 1995 due to the combined nature of the contracts.

  As an adjunct to its primary business, the Company provided advanced digital wireless research and development services to government and business organizations. During the third quarter of 1994, the Company substantially withdrew from the contract services market in order to focus on its other core business activities. Beginning in 1991, the Company also provided telecommunications services to businesses and households through the ownership and operation of Telephone Operating Companies ("TELCOs"), primarily Haviland Telephone Company ("Haviland"), in rural areas of the United States. During 1994, the Company exited this business through the sale of its investments in the TELCOs and accordingly has accounted for the TELCO operations as discontinued operations. (See Note 4).

    On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that a strong basis exists to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long term. In the short term, the verdict may adversely affect the Company's efforts to generate further revenue and cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties under certain of its license agreements.

2.   BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly InterDigital Communications Corporation and Subsidiaries' financial position as of March 31, 1995 and the results of their operations for the three month period ended March 31, 1994 and 1995 and cash flows for the three month periods ended March 31, 1994 and 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

  The Consolidated Statement of Operations for the three month period ended March 31, 1994 has been reclassified to conform with the current period expense presentation.

3.  CONTINGENCIES:

  IDC is the defendant and counterclaim plaintiff in a lawsuit brought by Hughes Network Systems, Inc. ("HNS") which alleges breach of certain agreements by IDC. Additionally, IDC and ITC are variously parties to patent related litigation. ITC is the plaintiff in two actions alleging patent infringement (in one such action, IDC has received an adverse jury verdict and is in the post trial appeal process) and, in each such instance, is or was seeking damages and equitable remedies. IDC and ITC are or were variously defendants in two actions filed by the alleged infringers seeking declaratory relief, damages, and, in some instances, variously attempting to enjoin IDC and ITC from prospectively asserting equitable and legal claims arising from any additional, alleged patent infringement. (In one such action, ITC has received an adverse jury verdict and is in the post trial appeal process. In that action, the plaintiff has filed a motion requesting attorney's fees and costs). The Company and its subsidiary intend to vigorously pursue and defend the lawsuits. (See Part II, Item 1. Legal Proceedings.)

  On November 7, 1994, a purported class action complaint was filed against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws. The Company believes that the complaint is without merit and intends to contest it vigorously. (See
Part II, Item 1. Legal Proceedings.)

  In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that the ultimate outcome of these other actions will not materially affect the Company. (see Part II, Item 1. Legal Proceedings.)

4.   SALE OF TELEPHONE OPERATING COMPANIES

  During the first quarter of 1994, the Company committed to a formal plan to sell its interests in the TELCOs. The Company entered into a definitive agreement of sale of Haviland on September 26, 1994. The Company sold its remaining interest in another TELCO during December 1994. The results of operations of the TELCOs for the three months ended March 31, 1994 have been classified as discontinued operations and the Company recorded a provision of $200,000 during the first quarter of 1994 for expected losses through the expected disposal date.

5.  CASH AND CASH EQUIVALENTS:

  The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):


                                                           December 31,   March 31,
                                                              1994          1995
                                                              ----          ----

Cash, money market and demand deposits                      $    124     $   3,592
Certificates of deposit                                          340           340
Repurchase agreements                                          5,800        39,494
                                                            --------     ---------
                                                            $  6,264     $  43,426
                                                            ========     =========

  The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

6.   MAJOR ULTRAPHONE CUSTOMERS:

  In fiscal 1994, the Company's Indonesian and Myanmarian customers represented 54% and 12%, of UltraPhone revenues, respectively.
During the first quarter of 1994 and 1995, the Company's Indonesian customer accounted for 0% and 83%, respectively of UltraPhone revenues.

  UltraPhone revenues by geographic area are as follows (in thousands):


                                     Three Months
                                    Ended March 31,

                                   1994       1995
                                   ----       ----
Domestic                         $    649  $     758
Foreign                               357      4,553
                                 --------  ---------
                                 $  1,006  $   5,311
                                 ========  =========


7.   NET INCOME (LOSS) PER COMMON SHARE:

  The net income (loss) per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the 1995 computation since their effect would be dilutive. (See Item 6, Exhibit 11 Computation of Net Income (Loss) Per Share.)

8.  LICENSING REVENUES AND AGREEMENTS:

During the first quarter of 1995, ITC entered into royalty bearing license agreements with Pacific Communication Sciences, Inc., a subsidiary of Cirrus Logic, Inc., Sanyo Electric Company, Ltd., Mitsubishi Electric Corporation and Hitachi, Ltd. together with its affiliate Kokysai Electric Co. Ltd., under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. Each of these agreements contained advance payment obligations pursuant to which ITC is entitled to receive an aggregate of approximately $27.1 million, which was recognized as revenue during the first quarter of 1995. An additional $4 million of revenue was recognized during the first quarter of 1995 pursuant to the Siemens Agreements.

9.  INVENTORIES:

                                            December 31,   March 31,
                                                1994         1995
                                                ----         ----
                                                 (In thousands)

Component parts and work-in-progress           $ 3,864    $ 2,885
Finished goods                                   1,150        852
                                               -------    -------
                                               $ 5,014    $ 3,737
                                               =======    =======

  Inventories are stated net of valuation reserves of $7.5 million and $7.8 million as of December 31, 1994 and March 31, 1995, respectively. In addition, inventory purchase commitment reserves were $1.3 million as of December 31, 1994 and March 31, 1995.


10.  SHORT-TERM BORROWINGS:

  In March 1994, the Company entered into a $3.0 million secured borrowing arrangement, evidenced by Promissory Notes, in connection with a proposed long-term financing arrangement. The Promissory Notes, which bore interest at 11% per annum, were repaid in 2 installments in June and July, 1994 when the parties to the long-term financing arrangement agreed not to proceed.

  During the second quarter of 1994, the Company received $2.4 million in proceeds from the issuance of a series of Promissory Notes. The Notes were collateralized by the proceeds from the sale of Haviland, accrued interest at a rate of 11% which was payable at maturity and had initial terms of 90 days, with original maturities occurring during August and September 1994. At maturity, the holder could elect to have the repayment of principal, in whole or in part, in the form of Common Stock at the conversion price of $3.75 per share. In the event of such election, the Company's obligation to pay interest to noteholders was to be waived. Additionally, as an inducement to enter into the note agreement, the noteholders were granted 280,000 warrants with a term of 10 years and an exercise price of $3.75 per share. At September 30, 1994, $2.3 million of the Notes were extended in consideration for a reduction in the conversion rate to $1.78 per share and a reduced exercise price in the warrants. As of December 31, 1994, $2.2 million of the Notes had been repaid and $189,000 had converted in exchange for 106,000 shares of Common Stock.

11.  INCOME TAXES:

  Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The income tax provision for the three months ended March 31, 1995, consists of a current foreign withholding tax provision of $1.0 million, a current state and local tax provision of $38,000 and a Federal Alternative Minimum Tax provision of $400,000. At December 31, 1994, the Company had net operating loss carryforwards of approximately $130 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of March 31, 1995.

  The net operating loss carryforwards are scheduled to expire as follows:

                 1995              $       --
                 1996                    0.5 million
                 1997                    0.5 million
                 1998                    2.5 million
                 1999                    5.2 million
                 thereafter            121.3 million
                                   -----------------
                                   $   130.0 million
                                   =================


  Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including March 31, 1995. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

12.  SUBSEQUENT EVENT:

  The Company, through ITC, entered into a royalty bearing license agreement with NEC Corporation covering the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. Under the agreement, ITC will receive a royalty advance in excess of $20 million, and, if certain conditions exist at the date of manufacture of defined products, additional royalties on digital wireless telephones and infrastructure equipment built in accordance with the TDMA based IS-54, IS-136, GSM, DCS-1800/1900, PDC and PHS standards. The advance payment is due on May 25, 1995 and is irrevocable and non-refundable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, contained elsewhere in this Form 10-Q.

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993 and 1994, UltraPhone revenues were significantly lower than in 1992; losses increased significantly as a result of the decline in UltraPhone revenues and other increases in costs, such as the increased investment in B-CDMA research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. In 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. The licensing revenue and increased UltraPhone sales in 1994 over 1993 led to reduced losses in 1994 compared to 1993 despite large increases in the costs of litigation associated with enforcement of ITC's intellectual property rights and other costs. During the first quarter of 1995, the Company recognized $31.1 million of licensing revenue and generated $20.1 million of net income for the quarter which decreased the Company's accumulated deficit as of March 31, 1995 to $164.5 million.

    On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that a strong basis exists to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long term. In the short term, the verdict may adversely affect the Company's efforts to generate further revenue and cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties under certain of its license agreements.

  Notwithstanding the Motorola verdict, based on agreements signed as of May 10, 1995, the Company anticipates minimum additional license revenue, primarily in the remainder of 1995, of approximately $42.9 million, representing non-refundable advance or paid-up license fees.

  Historically, InterDigital's primary source of revenue was derived from sales of the UltraPhone digital wireless local loop telephone system. In recent years, foreign sales have represented a majority of the sales of UltraPhone systems, and it is anticipated that foreign sales will represent a majority of UltraPhone sales for the foreseeable future. UltraPhone sales have, on a historical basis, varied significantly from quarter to quarter due to the concentration of revenues from the Company's largest customers over a few fiscal quarters. Recently this trend has become more significant due to the Company's reliance upon a few major customers for a substantial portion of the Company's UltraPhone sales. See Note 6 to "Notes to Consolidated Financial Statements".

  The Company began to experience a significant decline in UltraPhone order volume during 1992. Beginning in 1992, competition for sales of wireless telephone systems intensified as providers of both analog and digital cellular systems, many of which have significantly greater resources than the Company, more actively promoted their products for fixed site installations in the Company's target markets. At the same time, the Company began to restructure its sales and marketing efforts to focus on multi-year, large-scale telecommunications infrastructure programs in which the UltraPhone would be positioned as a fundamental component in the rural and near-urban telephone networks of such programs.

  During 1993 and 1994, the Company sought to counter these competitive pressures by emphasizing the advantages which it believes the UltraPhone offers over fixed cellular and other wireless systems and by lowering UltraPhone system prices.

  In order to support the flexible pricing generally required in multi-year programs, the Company introduced a redesigned central office terminal which expanded base station capacity by over 50% and a significantly lower-priced cluster unit during the last half of 1994 and expects to introduce a more fully-featured subscriber unit during the last half of 1995. The Company anticipates that reductions in product costs will be most fully realized in cluster systems and will be realized, to a lesser degree, in other non-cluster configurations in which there is a high ratio of subscriber units to base stations. Price reductions in 1993 and thereafter resulted in and will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurately.

  The inability to competitively approach the aggressive pricing from fixed cellular and other competitors, the significant additional complexities of, and time required in, competing for large scale programs, as well as the restructuring of the sales force, have all adversely impacted order volume and revenues since 1993. The Company is continuing to adjust its sales and marketing strategies by focusing its direct efforts, improving its UltraPhone distribution network and pursuing various alliance partners. The Company entered into its first major alliance in December 1994 with Siemens Aktiengesellschaft ("Siemens"). As part of the relationship, Siemens has begun to market the UltraPhone product. The Company does not currently anticipate that the Siemens relationship will generate significant UltraPhone shipments and revenues in 1995.

  In addition to the effects of varying selling prices and product materials costs, the Company's gross profit margin ratios are ordinarily affected by the relative proportions of direct and distributor sales, by the average number of subscribers per system sold, by its ability to absorb manufacturing overhead costs through generation of sufficient production volume and by the field service costs for installation, warranty, training and post-sale support. Consistent with industry practices, distributor commissions have been included in both revenues and cost of sales. Historically, the Company's gross profit margin from sales has been inadequate to support its operating and other expenses. The low sales volumes experienced in previous years have resulted in production volumes, which were inadequate to fully absorb fixed production overhead costs, resulting in negative gross margins; at current sale price levels, UltraPhone gross profits would be positive if higher production and sales volumes were achieved.

Results of Operations - First Quarter of 1995 Compared to the First Quarter of 1994

Total Revenues. Total revenues in the first quarter ended March 31, 1995 increased to $36.7 million, from $1.2 million in the first quarter ended March 31, 1994 primarily due to the recognition of $31.1 of licensing revenue in the 1995 period. UltraPhone sales increased 428% in the first quarter of 1995 to $5.3 million from $1.0 million in the comparable quarter of 1994. The Company shipped $4.4 million of UltraPhone equipment to Indonesia during the first quarter of 1995 which represented the balance of the $14.9 million Indonesian order which began shipment in the third quarter of 1994.

  During the first quarter of 1995, ITC entered into royalty bearing license agreements with four licensees under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. Each of these agreements contained advance payment obligations pursuant to which ITC is entitled to receive an aggregate of approximately $27.1 million, which was recognized as revenue during the first quarter of 1995. Additionally, the Company recognized $4.0 million as part of the Siemens series of agreements.

  The Company had contract revenue related to its U.S. Federal government and other services contracts for the first quarter in both 1994 and 1995. During the first quarter of 1995, the Company had $304,000 of contract revenue as compared to $196,000 during the first quarter of 1994. The increase in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the first quarter of 1995 increased 316% to $5.8 million from $1.4 million for the first quarter of 1994. The Company incurred a negative gross margin on UltraPhone sales of 10.0% for the three months ended March 31, 1995 as compared to a negative gross margin of 39.7% for the three month period ended March 31, 1994. Included in cost of UltraPhone sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production.

Contract Services Costs. Contract services costs decreased 14.4% to $254,000 in the three month period ended March 31, 1995 from $297,000 in the first quarter of 1994, primarily due to the shutdown of the facilities and the termination of employees, accrued for in the prior year, related to this segment of business.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 10.3% to $1.1 million during the first quarter of 1995 as compared to $1.2 million during the first quarter of 1994. The decrease is primarily due to reduced staff and activity levels, but was partially offset by an increase in commission expense due to the increase in UltraPhone revenues in the three month period of 1995.

  General and administrative expenses for the first quarter of 1995 increased 30.9% to $4.4 million from $3.4 million for the first quarter of 1994. Expenses related to the protection and exploitation of the Company's patents, including legal costs of the Motorola trial, increased by approximately $2.3 million in the 1995 period compared to the 1994 period. The first quarter of 1994 includes $560,000 of severance costs for terminated personnel.

  Research and development expenses increased 16.6% for the first quarter of 1995 to $1.8 million from $1.6 million for the first quarter of 1994. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product expected during the second half of 1995. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs. The effects of this statement reduced the research and development expenses for the three month periods ended March 31, 1994 and 1995 by $214,000 and $47,000, respectively.

Other Income and Expense. Interest income for the first quarter of 1995 was $402,000 as compared to $44,000 for the first quarter of 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994. Interest expense for the three month period ended March 31, 1995 was $166,000 as compared to $84,000 for the three month period ended March 31, 1994. The increase is due primarily to the additional interest expense related to the HNS obligation.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $1.9 million as an increase in minority interest in the first quarter of 1995 representing the minority interest's portion of the net income of Patents Corp. for the first quarter of 1995. During the comparable 1994 period, the Company recorded a reduction of $57,000 in minority interest representing the minority interest's portion of the net loss of Patents Corp. for the first quarter of 1994.

Financial Position, Liquidity and Capital Requirements:

  Historically, the Company has experienced liquidity problems due to its lack of significant revenues, its record of significant operating losses and its need to invest in additional equipment, UltraPhone technology development and patent activities, as well as the TELCO program. In addition, since October 1992, the Company has allocated significant cash resources towards its B-CDMA research and development activities. The Company has addressed such cash needs, primarily by public offerings, private placements and other sales of its securities, and more recently through the proceeds of license and alliance transactions.
The proceeds from licensing transactions are paid to ITC. Such funds can be made available for uses related to UltraPhone marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

  The Company had working capital of $42.4 million at March 31, 1995 compared to working capital of $10.1 million at December 31, 1994. The increase in working capital since December is due primarily to $38.2 million of cash received on patent licensing agreements and $10.3 million received from stock option and warrant exercises.

  The Company's operations to date have required substantial amounts of working capital. The Company may, at some future date subsequent to 1995, require additional debt or equity capitalization to fully support its product development and marketing activities relating to its proprietary technologies and to fund its patent enforcement activities. The Company's working capital requirements will depend on numerous additional factors, including but not limited to the level of demand for the UltraPhone system, the progress and cash requirements of the Company's research and product development programs, the ability to generate patent license fees and royalties, and the need to expend funds in connection with its patent enforcement activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short-term financing arrangements. The Company is increasingly marketing the UltraPhone System in urban and near-urban applications and has received a $17 million order for such an application. It is likely that the Company will expend funds for certain engineering modifications to the UltraPhone System required to facilitate any such particular urban or near-urban application and such engineering requirements could cause delays in fulfilling related orders.

  The Company believes that its investment in inventories and non-current assets are stated on its March 31, 1995 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the March 31, 1995 balance sheet.

Changes in Cash Flows and Financial Condition:

  The Company has experienced positive cash flows from operations during the three months ended March 31, 1995. The positive cash flows from operations are primarily due to the receipt of $38.2 million related to the Company's patent licensing activities offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities.

  Net cash flows from investing activities were negative for the three months ended March 31, 1995 due to the Company's investment in property and equipment, software development costs and patents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During the three month period ended March 31, 1995, the Company generated $10.3 million from investing activities. The funds were primarily generated by the exercise of stock options and warrants.

  The Company raised substantial sums of money during 1993 and 1994 through the sale of Common Stock and other securities. The net cash provided by financing activities during 1993 and 1994 and the cash provided by the sales of TELCO operations during 1994 was sufficient, in the aggregate, to more than offset the combined negative cash flows from operating and investing activities in those years.

  Cash and cash equivalents of $43.4 million as of March 31, 1995 includes $34.2 million held by Patents Corp. and $500,000 of restricted cash. The
UltraPhone accounts receivable of $2.6 million at March 31, 1995 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of March 31, 1995, $243,000 has been collected through May 10, 1995. Of the $16.8 million license fees receivable as of March 31, 1995, $3.5 million has been received as of May 10, 1995.

  Inventory levels have decreased at March 31, 1995 to $3.7 million from $5.0 million as of December 31, 1994, reflecting the sale of systems, principally to Indonesia. Inventories at December 31, 1994 and March 31, 1995 are stated net of valuation reserves of $7.5 million and $7.8 million, respectively.

  Included in other accrued expenses at March 31, 1995 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  In February 1993, the Company was sued by HNS in the United States District Court for the District of Maryland (Civil Action No. WN-93-576). HNS previously produced the UltraPhone system on behalf of the Company pursuant to a series of production agreements (the "Production Agreements"). In the lawsuit, HNS alleges that the Company breached certain agreements which were entered into between HNS and the Company in February 1992 relating to the termination of certain UltraPhone production agreements. HNS is seeking damages approximating $7.5 million, plus interest, attorneys' fees and court costs. HNS is also seeking delivery of certain collateral, execution of a lock box agreement, information relating to a warrant certificate held by HNS pursuant to which HNS has the right to purchase shares of the Company's Common Stock, and an unspecified amount of damages arising from the Company's alleged failure to provide such information to HNS.

  The Company filed an answer to the complaint alleging a number of counterclaims and affirmative defenses. On August 22, 1994, HNS filed a motion for partial summary judgment and a motion for entry of final judgment on Counts II and III of its complaint, which involve the Company's purchase of certain Prod III units, machinery and equipment from HNS. On February 6, 1995, the Court granted HNS's motion for partial summary judgment on both counts. The judge denied HNS's motion for entry of final judgment, however, and therefore the Company will not owe the money on these counts -- and cannot appeal the judge's ruling -- until the judgment is made final. The amount claimed under Count II is $2,945,834 and the amount claimed under Count III is $2,700,000, for a total of $5,645,834. In addition, HNS has asked the Court for interest of $1,269,962, for a total claim of $6,915,796 on the two claims on which summary judgment was granted. HNS also has advised the Court that it intends to seek attorneys' fees at the end of the case. The Court has not yet ruled on HNS's request for interest or attorneys' fees. The case is scheduled to be tried on July 3, 1995. On February 28, 1995, HNS filed a motion for summary judgment on the remaining claims and counterclaims. IDC opposed the motion and filed a cross-motion to stay Count I of the complaint regarding non-recurring engineering charges. The motions are fully briefed and oral argument is scheduled for June 5, 1995.

  Except for the potential obligation of the Company to issue shares of Common Stock to HNS under one of the agreements in dispute and by reason of certain anti-dilution provisions contained in the warrant certificate held by HNS, all amounts claimed by HNS (exclusive of attorneys' fees and court costs) to be owed are reflected as a liability on the Company's Consolidated Balance Sheet at March 31, 1995. The Company has filed a counterclaim against HNS for breach of one of the Licenses.

  On November 7, 1994, a purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions: (1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. On April 25, 1995, the Court entered an order certifying the case as a class action. The Company believes that the complaint is without merit and intends to contest it vigorously. The Company intends to file a motion for summary judgment on or before June 5, 1995.

  In October 1993, Motorola, Inc. filed an action against ITC seeking the court's declaration that Motorola's products do not infringe certain ITC patents and that these patents are invalid and unenforceable. ITC filed counterclaims seeking a jury's determination that in making, selling, or using and/or participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Motorola has infringed, contributed to the infringement of and/or induced the infringement of certain patents from ITC's patent portfolio. ITC also sought preliminary and permanent injunctions against Motorola from further infringement and sought damages, royalties, costs and attorneys' fees. A trial was held in United States District Court for the District of Delaware (Civil Action No. 94-73 (D. Del.)) on the issue of validity and infringement of 24 patent claims involving four ITC patents, U.S. Patent Nos. 4,675,863; 4,817,089; 5,119,375 and 4,912,705. By stipulation of the parties, the case was limited to certain TDMA products made, used and/or sold by Motorola.

  On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if contrued to be infringed, are invalid. Motorola has filed a motion requesting attorney's fees and costs aggregating between $6 and $7 million. The Company has filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict and, if that motion is unsuccessful, intends to appeal the jury verdict to the U.S. Court of Appeals of the Federal Circuit. In addition, the Company believes that there are substantial grounds for reversal of the jury's verdict and that the motion for attorney's fees and costs is without merit.

  In connection with a proposed transaction with Oregon Financial Group, Inc. ("OFG"), the Company commenced an arbitration proceeding against OFG on December 30, 1994. The Company seeks repayment from OFG of a $250,000 facility fee paid to OFG that was "refundable" under the terms of a commitment agreement to lend the Company $25 million in 1994 and 1995. In addition, the Company seeks compensatory damages for losses incurred by the Company as a result of OFG's breach. The matter was arbitrated on May 11, 1995 and the results are pending.

  In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that the ultimate outcome of these actions will not materially affect the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following is a list of exhibits filed as part of the Form 10-Q.

     Exhibit 3.1 - Amendment to Bylaws
     Exhibit 11 - Computation of Net Income (Loss) Per Share

   (b)  Reports on Form 8-K

    During the quarter ended March 31, 1995, the Company filed a Current Report on Form 8-K which was dated March 29, 1995 and related to the results of the Company's lawsuit with Motorola. No financial statements were filed with this report.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    INTERDIGITAL COMMUNICATIONS CORPORATION







Date:  May  11, 1995                                           /s/ William J. Burns
                                                               --------------------------------------
                                                               William J. Burns, Chairman and Chief
                                                               Executive Officer


Date:  May 11, 1995                                            /s/ James W. Garrison
                                                               --------------------------------------
                                                               James W. Garrison, Vice President -
                                                               Finance, Chief Financial Officer and
                                                               Treasurer
