Form 10-Q/A
period 1995-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1995-06-21
CIK 354913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   x                             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                             44,061,176 shares
                  Class                                      Outstanding at May 10, 1995


Part II - Other Information:
- ---------------------------

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following is a list of exhibits filed as part of the Form 10-Q/A

      * Exhibit 3.1 -- Amendment to Bylaws

      * Exhibit 11  -- Computation of Net Income (Loss) Per Share

        Exhibit 27 -- Financial Data Schedule

      (b)  Reports on Form 8-K

      During the quarter ended March 31, 1995, the Company filed a Current Report on Form 8-K which was dated March 29, 1995 and related to the results of the Company's lawsuit with Motorola. No financial statements were filed with this report.

- -------------------
 * Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                               INTERDIGITAL COMMUNICATIONS CORPORATION

Date:  June 21, 1995                                            /s/ James W. Garrison
                                                               --------------------------------------
                                                               James W. Garrison, Vice President -
                                                               Finance, Chief Financial Officer and
                                                               Treasurer

                                 EXHIBIT INDEX


     Exhibit
       No.                                             Description
     --------                                          -----------
       27                                         Financial Data Schedule