Form 10-Q
period 1995-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1995-08-14
CIK 354913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

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

                      Yes   x                             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      44,274,213
                  Class                           Outstanding at August 9, 1995

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                              PAGES

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets -                                     3-4
               December 31, 1994 and June 30, 1995 (unaudited)

              Consolidated Statements of Operations                              5
               Three and Six Months Ended June 30, 1994 and 1995 (unaudited)

              Consolidated Statements of Cash Flows -                           6-7
                Six Months Ended June 30, 1994 and 1995 (unaudited)

              Notes to Consolidated Financial Statements                       8-12

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 13-18

Part II - Other Information:

     Item 1.  Legal Proceedings                                               19-21

     Item 4.  Submission of Matters to a Vote of Security Holders                22

     Item 6.  Exhibits and Reports on Form 8-K                                   23


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                                       DECEMBER 31,        JUNE 30,
ASSETS                                                                    1994               1995
------                                                                 -----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
    cash of $471 and $567, respectively                                $   6,264         $  67,191
   License fees receivable                                                20,900             5,800
   Accounts receivable, net of allowance for
      uncollectable accounts of $2,333 and $1,817, respectively            3,683             3,858
   Inventories                                                             5,014             3,886
   Deposits on inventory purchases                                           539               759
   Other current assets                                                      860             1,121
      Total current assets                                                37,260            82,615

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                 3,780             4,120
   Computer equipment                                                      3,476             3,860
   Furniture and fixtures                                                  1,521             1,529
   Leasehold improvements                                                    831               896
                                                                           9,608            10,405
   Less-accumulated depreciation and amortization                         (7,333)           (7,775)
      Net property and equipment                                           2,275             2,630

OTHER ASSETS:
   Patents, net of accumulated amortization of
    $2,946 and $3,201 respectively                                         2,588            2,551
   Deferred software costs, net of accumulated amortization
     of $503 and $672, respectively                                          922              902
   Other                                                                     785              686
      Total other assets                                                   4,295            4,139

                                                                       $  43,830         $ 89,384

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                                      DECEMBER 31,        JUNE 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1994               1995
------------------------------------                                  ------------        --------
CURRENT LIABILITIES:
   Current portion of long term debt                                    $  233            $   190
   Due to Hughes Network Systems, Inc.                                   7,003                  -
   Accounts payable                                                      9,536              3,506
   Accrued compensation                                                  2,904              4,491
   Purchase commitment reserve                                           1,304                843
   Deferred revenue                                                        665              2,067
   Income and foreign withholding taxes payable                          1,573              1,693
   Accrued distributor commissions                                         616                224
   Accrued warranty costs                                                  765                753
   Other accrued expenses                                                2,543              2,300
     Total current liabilities                                          27,142             16,067

LONG TERM DEBT                                                             520                526

MINORITY INTEREST                                                        1,296              5,114

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
     $2.50 Convertible Preferred, 113 shares and 106 shares
      issued and outstanding                                                11                 11
  Common Stock, $.01 par value, 75,000 shares authorized,
      41,811 shares and 44,199 shares issued and
      outstanding                                                          418                442
   Additional paid-in capital                                          199,158            211,230
   Accumulated deficit                                                (184,665)          (144,006)
                                                                        14,922             67,677
   Deferred compensation                                                   (50)                 -
   Total shareholders' equity                                           14,872             67,677

                                                                     $  43,830          $  89,384

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                        FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                         -------------------------     -----------------------
                                                                           1994            1995          1994         1995
                                                                          ------          ------        ------      ------
REVENUES:
  UltraPhone                                                              $2,367          $6,145        $3,373      $11,456
  Licensing                                                                2,497          30,974         2,542       62,093
  Contract Services                                                          354             141           550          445
                                                                           5,218          37,260         6,465       73,994
OPERATING EXPENSES:
  Cost of UltraPhone revenues                                              2,724           5,884         4,129       11,729
  Contract service costs                                                     426             259           723          512
  Sales and marketing                                                      1,062             975         2,280        2,068
  General and administrative                                               3,612           4,154         6,985        8,569
  Research and development                                                 1,984           2,028         3,549        3,854
                                                                           9,808          13,300        17,666       26,732

    Income (loss) from operations                                         (4,590)         23,960       (11,201)      47,262
OTHER INCOME (EXPENSE):
  Interest income                                                             37             821            81        1,224
  Interest and financing expenses                                           (215)           (443)         (299)        (610)
      Income (loss) from continuing operations before income
      taxes and minority interest                                         (4,768)         24,338       (11,419)      47,877

INCOME TAX PROVISION                                                           -          (1,831)            -       (3,307)

    Income (loss) from continuing operations before minority interest     (4,768)         22,507       (11,419)      44,570

MINORITY INTEREST                                                            (62)         (1,918)           (5)      (3,777)

    Net income (loss) from continuing operations                          (4,830)         20,589       (11,424)      40,793

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                           -               -          (216)          -
   Provision for losses prior to expected disposal date                        -               -          (200)          -
                                                                               0               -          (416)          -
   Net income (loss)                                                      (4,830)         20,589       (11,840)      40,793
PREFERRED STOCK DIVIDENDS                                                    (71)            (68)         (142)        (134)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                     $ (4,901)       $ 20,521      $(11,982)    $ 40,659

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS                     $  (0,14)       $   0.45      $  (0,33)    $   0.88
NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS                          -               -         (0.01)          -

NET INCOME (LOSS) PER COMMON SHARE                                      $  (0.14)       $   0.45      $  (0.34)    $   0.88
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                      35,110          45,475        35,054       46,195
    (Note 7)


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                       1994       1995
                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                   $(11,424)   $ 40,793
 Adjustments to reconcile net income(loss) to net
  cash used for operating activities-
   Minority interest in subsidiary                         5       3,818
   Depreciation and amortization                         868         836
   Compensation on stock issued
      and stock options granted                           57          50
   Loss from discontinued operations                    (416)       --
   Cash provided by discontinued operations              152        --
   Other                                                (126)        (13)
   Decrease (increase) in assets-
      Receivables                                         89      14,925
      Inventories                                     (2,406)      1,128
      Deposits on inventory purchases                   (264)       (220)
      Other current assets                              (248)       (261)
   Increase (decrease) in liabilities-
      Accounts payable                                 4,060      (6,030)
      Reserve for Hughes Network Systems, Inc.            20      (7,003)
      Accrued compensation                              --         1,587
      Purchase commitment reserve                       --          (461)
      Deferred revenue                                  --         1,402
      Income and foreign witholding taxes payable       --           120
      Accrued distributor commissions                   --          (392)
      Accrued warranty costs                            --           (12)
      Other accrued expenses                             (50)       (243)

   Net cash provided by (used for)
     operating activities                            $(9,683)   $ 50,024


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)
                                  (unaudited)

                                                   For the Six Months Ended June 30,
                                                  -----------------------------------
                                                          1994        1995
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                   $   (346)   $   (669)
 Capitalized software development costs                    (370)       (149)
 Additions to patents                                      (286)       (218)
 Other non-current assets                                  (370)         --

 Net cash used for investing activities                  (1,372)     (1,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sales of Common Stock                    256      12,076
  and exercises of stock options and warrants
 Proceeds from short-term debt                            4,441          --
 Payments on long-term debt                                (125)       (137)

 Net cash provided by financing activities                4,572      11,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (6,483)     60,927

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              8,211       6,264

CASH AND CASH EQUIVALENTS, END OF YEAR                 $  1,728    $ 67,191

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid (excludes HNS settlement                $    118          16
 Income taxes paid, primarily Foreign
   Withholding Taxes                                         --       1,850
                                                       --------    --------


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

1.  BACKGROUND:

  InterDigital Communications Corporation ("IDC") develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone revenues have historically accounted for the majority of the Company's revenues, but accounted for only 40% of total revenues during 1994 and only 15.5% during the first half of 1995. Since 1987, the Company has sold over 230 UltraPhone systems worldwide, with aggregate UltraPhone revenues totaling over $130 million.

  In addition to its UltraPhone business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of its extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with 11 entities from April 1994 through August 9, 1995, and the recognition of $28.7 million of licensing revenue in 1994 and $62.1 million during the first half of 1995.

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

  As partial consideration for the rights and licenses granted by the Company, Siemens is obligated to pay $20 million, of which $12.2 million was paid as of August 9, 1995, with the remainder being payable in quarterly installments through March 30, 1996. In accordance with accounting requirements, ITC has begun to recognize the $20 million of revenue ratably over the 15 month payment period that started in January 1995, due to the combined nature of the contracts.

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

    On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that a strong basis exists to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long term. In the short term, the verdict may adversely affect the Company's efforts to generate further revenue and cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), and Ericsson Radio Systems, Inc. ("Ericsson Radio") and its ability to realize running royalties or specified installment payments under certain of its license agreements.

2.   BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly InterDigital Communications Corporation and Subsidiaries' financial position as of June 30, 1995 and the results of their operations for the three and six month periods ended June 30, 1994 and 1995 and cash flows for the six month periods ended June 30, 1994 and 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

  The Consolidated Statement of Operations for the three and six month periods ended June 30, 1994 have been reclassified to conform with the current period expense presentation.

3.  CONTINGENCIES:

  IDC and ITC are variously parties to patent related litigation. ITC is the plaintiff in two actions alleging patent infringement (in one such action, ITC has received an adverse jury verdict and is in the post trial appeal process) and, in each such instance, is or was seeking damages and equitable remedies. IDC and ITC are or were variously defendants in two actions filed by the alleged infringers seeking declaratory relief, damages, and, in some instances, variously attempting to enjoin IDC and ITC from prospectively asserting equitable and legal claims arising from any additional, alleged patent infringement (in one such action, ITC has received an adverse jury verdict and is in the post trial appeal process; in that action, the plaintiff has filed a motion requesting attorney's fees and costs.) The Company and its subsidiary intend to vigorously pursue and defend the lawsuits. (See Part II, Item 1. Legal Proceedings.)

  On November 7, 1994, a class action complaint was filed against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws. The Company believes that the complaint is without merit and intends to contest it vigorously. (See
Part II, Item 1. Legal Proceedings.)

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

4.   SALE OF TELEPHONE OPERATING COMPANIES

  During the first quarter of 1994, the Company committed to a formal plan to sell its interests in the TELCOs. The Company entered into a definitive agreement of sale of Haviland on September 26, 1994. The Company sold its remaining interest in another TELCO during December 1994. The results of operations of the TELCOs for the three and six months ended June 30, 1994 have been classified as discontinued operations and the Company recorded a provision of $200,000 during the first quarter of 1994 for expected losses through the disposal date.

5.  CASH AND CASH EQUIVALENTS:

  The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                      December 31,       June 30,
                                                          1994             1995
                                                       ----------        --------
Cash, money market and demand deposits                 $    124          $ 1,675
Certificates of deposit                                     340              415
Repurchase agreements                                     5,800           20,629
Marketable Securities                                       --            44,472
                                                       $  6,264          $67,191

  The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value. Investments in Marketable Securities are made in highly liquid, investment grade securities which can include U.S. Government backed securities, money market funds, time deposits, corporate debt securities and Eurodollars.

6.   MAJOR ULTRAPHONE CUSTOMERS:

  In fiscal 1994, the Company's Indonesian and Myanmarian customers represented 54% and 12%, of UltraPhone revenues, respectively. During the second quarter of 1994, Fidocoldex, the Company's Columbia, South America customer, accounted for 54.9% and GTE accounted for 13.8% of UltraPhone sales, respectively. During the second quarter of 1995, the Company's Russian and Indonesian customer accounted for 53.1% and 18.9% of UltraPhone revenues, respectively. During the six months ended June 30, 1994, Telmex and GTE accounted for 38.5% and 20.5% of UltraPhone sales, respectively. For the six month periods ended June 30, 1994 and 1995, the Company's Indonesian and Russian customer accounted for 48.4% and 28.5%, respectively of UltraPhone revenue, respectively.

  UltraPhone revenues by geographic area are as follows (in thousands):

                                     Three Months                Six Months
                                    Ended June 30,             Ended June 30,

                                   1994       1995            1994      1995
                                   ----       ----            ----      ----

Domestic                         $    988    $   608       $ 1,637   $  1,365
Foreign                             1,379      5,537         1,736     10,091
                                 $  2,367    $ 6,145       $ 3,373   $ 11,456

7.   NET INCOME (LOSS) PER COMMON SHARE:

  The net income (loss) per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the 1995 computation since their effect would be dilutive. (See Item 6, Exhibit 11 Computation of Net Income Per Share.)

8.  LICENSING REVENUES AND AGREEMENTS:

  During the second quarter of 1995, ITC entered into a royalty bearing license agreement with NEC Corporation under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. This agreement contained advance payment obligations pursuant to which ITC received in excess of $20 million, which was recognized as revenue during the second quarter of 1995. An additional $4.0 million of revenue was recognized during the second quarter of 1995 pursuant to the Siemens agreements.

9.  INVENTORIES:

                                            December 31,     June 30,
                                                1994           1995
                                              -------        -------
                                                   (In thousands)

Component parts and work-in-progress          $ 3,864        $ 3,310
Finished goods                                  1,150            576
                                              $ 5,014        $ 3,886

  Inventories are stated net of valuation reserves of $7.5 million and $7.8 million as of December 31, 1994 and June 30, 1995, respectively. In addition, inventory purchase commitment reserves were $1.3 million and $843,000 as of December 31, 1994 and June 30, 1995.

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

11.  INCOME TAXES:

  Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The income tax provision for the three months ended June 30, 1995, consists of a current foreign withholding tax provision of $1.4 million, a current state and local tax provision of $41,000 and a Federal Alternative Minimum Tax provision of $420,000. At December 31, 1994, the Company had net operating loss carryforwards of approximately $130 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of June 30, 1995.

  The net operating loss carryforwards are scheduled to expire as follows:

                 1995              $       --
                 1996                    0.5 million
                 1997                    0.5 million
                 1998                    2.5 million
                 1999                    5.2 million
                 thereafter            121.3 million
                                   $   130.0 million


  Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including June 30, 1995. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

12.  HNS LITIGATION SETTLEMENT:

  Effective June 2, 1995, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Hughes Network Systems, Inc. ("HNS") in connection with the lawsuit filed against the Company by HNS in February 1993. In the lawsuit, HNS alleged the Company breached certain agreements which were entered into between HNS and the Company relating to the termination of certain prior agreements between the parties. Under the terms of the Settlement Agreement, the Company has paid HNS $7.5 million, which amount had been substantially previously reserved by the Company, and HNS has been granted credits aggregating $900,000 against royalty and other payment obligations relating to the Company's proprietary TDMA technology ("Credits"). The Credits may be applied to any royalties becoming due to the Company or its affiliates from HNS after the date of the Settlement Agreement pursuant to the 1990 License Agreement dated October 23, 1990, the 1992 License Agreement, dated February 29, 1992 and any other agreement between HNS and the Company or its affiliates relating to intellectual property rights. The use of the credits cannot currently be predicted by the Company and therefore willl be charged to earnings as they are used.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, contained elsewhere in this Form 10-Q.

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993 and 1994, UltraPhone revenues were significantly lower than in 1992; losses increased significantly as a result of the decline in UltraPhone revenues and other increases in costs, such as the increased investment in B-CDMA research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. In 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. The licensing revenue and increased UltraPhone sales in 1994 over 1993 led to reduced losses in 1994 compared to 1993 despite large increases in the costs of litigation associated with enforcement of ITC's intellectual property rights and other costs. During the first half of 1995, the Company recognized $62.1 million of licensing revenue and generated $40.7 million of net income which decreased the Company's accumulated deficit as of June 30, 1995 to $144.0 million.

  On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that a strong basis exists to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long term. In the short term, the verdict may adversely affect the Company's efforts to generate further revenue and cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties or specified installment payments under certain of its license agreements.

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

  In order to support the flexible pricing generally required in multi-year programs, the Company introduced a redesigned central office terminal which expanded base station capacity by over 50% and a significantly lower-priced cluster unit during the last half of 1994 and expects initial shipments of more fully-featured subscriber unit during the first half of 1996. The Company anticipates that reductions in product costs will be most fully realized in cluster systems and will be realized, to a lesser degree, in other non-cluster configurations in which there is a high ratio of subscriber units to base stations. The Company anticipates that it will continuously need to reduce prices due to industry demands and such industry demands will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurate with price reductions.

  The inability to competitively approach the aggressive pricing from fixed cellular and other competitors, the significant additional complexities of, and time required in, competing for large scale programs, as well as the restructuring of the sales force, have all adversely impacted order volume and revenues since 1993. Delays in introduction of the new subscriber unit may further adversely affect order volume and timing of revenue recognition, including timing of revenue recognition from the $17 million Philippines order announced during the second quarter of 1995. The Company is continuing to adjust its sales and marketing strategies by focusing its direct efforts, improving its UltraPhone distribution network and pursuing various alliance partners. The Company entered into its first major alliance in December 1994 with Siemens Aktiengesellschaft ("Siemens"). As part of the relationship, Siemens has begun to market the UltraPhone product. The Company does not currently anticipate that the Siemens relationship will generate significant UltraPhone shipments and revenues in 1995 and expects that UltraPhone revenues will decline in the second half of 1995 compared to the first half.

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

Results of Operations - Second Quarter of 1995 Compared to the
Second Quarter of 1994

Total Revenues. Total revenues in the second quarter ended June 30, 1995 increased to $37.3 million from $5.2 million in the second quarter ended June 30, 1994 primarily due to the recognition of $31.0 million of licensing revenue in the 1995 period as compared to $2.5 million in the comparable quarter of 1994. UltraPhone sales increased 159.6% in the second quarter of 1995 to $6.1 million from $2.4 million in the comparable quarter of 1994.

  During the second quarter of 1995, ITC entered into royalty bearing license agreements with one licensee under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. This agreement contained advance payment obligations pursuant to which ITC received in excess of $20 million, which was recognized as revenue during the second quarter of 1995. Additionally, the Company recognized revenue of $4.0 million as part of the Siemens series of agreements.

  The Company had contract revenue related to its U.S. Federal government and other services contracts for the second quarter in both 1994 and 1995. During the second quarter of 1995, the Company had $141,000 of contract revenue as compared to $354,000 during the second quarter of 1994. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the second quarter of 1995 increased 116.0% to $5.9 million from $2.7 million for the second quarter of 1994. The Company had a positive gross margin on UltraPhone sales of 4.2% for the three months ended June 30, 1995 as compared to a negative gross margin of 15.1% for the three month period ended June 30, 1994. Included in cost of UltraPhone sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production.

Contract Services Costs. Contract services costs decreased 39.2% to $259,000 in the three month period ended June 30, 1995 from $426,000 in the second quarter of 1994, primarily due to the shutdown of the facilities and the termination of employees, accrued for in the prior year, related to this segment of business.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 8.2% to $975,000 during the second quarter of 1995 as compared to $1.1 million during the second quarter of 1994. The decrease is primarily due to reduced staff and activity levels, but was partially offset by an increase in commission expense due to the increase in UltraPhone revenues in the three month period of 1995.

  General and administrative expenses for the second quarter of 1995 increased 15.0% to $4.2 million from $3.6 million for the second quarter of 1994. Expenses related to the protection and exploitation of the Company's patents, including legal costs of the Motorola trial, increased by approximately $980,000 in the 1995 period compared to the 1994 period. The increased patent expenses were offset by the elimination of the administrative costs of the contract services operation which were $485,000 in the prior year period.

  Research and development expenses were comparable between the second quarter of 1995 and the second quarter of 1994. Staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product, expected during the second half of 1995, were comparable between the periods. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs. The effects of this statement reduced the research and development expenses for the three month periods ended June 30, 1994 and 1995 by $220,000 and $102,000, respectively.

Other Income and Expense. Interest income for the second quarter of 1995 was $821,000 as compared to $37,000 for the second quarter of 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994. Interest expense for the three month period ended June 30, 1995 was $453,000 as compared to $215,000 for the three month period ended June 30, 1994. The increase is due primarily to the additional interest expense recorded due to the settlement of the HNS obligation.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $1.9 million as an increase in minority interest in the second quarter of 1995 representing the minority interest's portion of the net income of Patents Corp. for the second quarter of 1995. During the comparable 1994 period, the Company recorded an increase of $62,000 in minority interest representing the minority interest's portion of the net income of Patents Corp. for the second quarter of 1994.

Results of Operations - Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Total Revenues. Total revenues in the six months ended June 30, 1995 increased to $74.0 million from $6.5 million in the six months ended June 30, 1994 primarily due to the recognition of $62.1 million of licensing revenue in the 1995 period compared to $2.5 million in the six months ended June 30, 1994. UltraPhone sales increased 239.6% in the six months ended June 30, 1995 to $11.5 million from $3.4 million for the six months ended June 30, 1994.

  During the first half of 1995, ITC entered into royalty bearing license agreements with Pacific Communication Sciences, Inc., a subsidiary of Cirrus Logic, Inc., Sanyo Electric Company, Ltd., Mitsubishi Electric Corporation, Hitachi, Ltd. together with its affiliate Kokusai Electric Co. Ltd., and NEC Corporation under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. These agreements contained advance payment obligations pursuant to which ITC is entitled to receive an aggregate of approximately $62.1 million, which was recognized as revenue during the first half of 1995. Additionally, the Company recognized revenue of $8.0 million as part of the Siemens series of agreements.

  The Company had contract revenue related to its U.S. Federal government and other services contracts for the first half in both 1994 and 1995. During the first half of 1995, the Company had $445,000 of contract revenue as compared to $550,000 during the first half of 1994. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the six months ended June 30, 1995 increased 184.1% to $11.7 million from $4.1 million for the six months ended June 30, 1994. The Company incurred a negative gross margin on UltraPhone sales of 2.4% for the six months ended June 30, 1995 as compared to a negative gross margin of 22.4% for the six month period ended June 30, 1994. Included in cost of UltraPhone sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production.

Contract Services Costs. Contract services costs decreased 29.2% to $512,000 in the six month period ended June 30, 1995 from $723,000 in the six months ended June 30, 1994, primarily due to the shutdown of the facilities and the termination of employees, accrued for in the prior year, related to this segment of business.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 9.3% to $2.1 million during the six months ended June 30, 1995 as compared to $2.3 million during the six months ended June 30, 1994. The decrease is primarily due to reduced staff and activity levels, but was partially offset by an increase in commission expense due to the increase in UltraPhone revenues in the three month period of 1995.

  General and administrative expenses for the six months ended June 30, 1995 increased 22.7% to $8.6 million from $6.4 million for the six months ended June 30, 1994. Expenses related to the protection and exploitation of the Company's patents increased by approximately $3.3 million in the 1995 period compared to the 1994 period. The increased patent expenses were offset by the elimination of the administrative costs of the contract services operation which were $862,000 in the prior year period. The six months ended June 30, 1994 includes $560,000 of severance costs for terminated employees.

  Research and development expenses increased 8.6% for the six months ended June 30, 1995 to $3.9 million from $3.5 million for the six months ended June 30, 1994. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product expected during the second half of 1995. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs. The effects of this statement reduced the research and development expenses for the six month periods ended June 30, 1994 and 1995 by $366,000 and $149,000, respectively.

Other Income and Expense. Interest income for the six months ended June 30, 1995 was $1.2 million as compared to $81,000 for the six months ended June 30, 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994. Interest expense for the six month period ended June 30, 1995 was $619,000 as compared to $299,000 for the six month period ended June 30, 1994. The increase is due primarily to the additional interest expense recorded due to the settlement of the HNS obligation.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $3.8 million as an increase in minority interest in the six months ended June 30, 1995 representing the minority interest's portion of the net income of Patents Corp. for the six months ended June 30, 1995. During the comparable 1994 period, the Company recorded an increase of $5,000 in minority interest representing the minority interest's portion of the net income of Patents Corp. for the six months ended June 30, 1994.

Financial Position, Liquidity and Capital Requirements:

  The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development and patent activities, its B-CDMA research and development activities, and its operating losses. Since the fourth quarter of 1994, the Company has generated operating profits and substantially strengthened its cash position through its alliance and licensing transactions. Proceeds from licensing transactions, paid to ITC, can be made available for uses related to UltraPhone marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

  The Company had working capital of $66.5 million at June 30, 1995 compared to working capital of $10.1 million at December 31, 1994. The increase in working capital since December is due primarily to $75.7 million of cash received on patent licensing agreements and $12.1 million received from stock option and warrant exercises.

  The Company's operations to date have required substantial amounts of working capital. The Company may, at some future date subsequent to 1995, require additional debt or equity capitalization to fully support its product development and marketing activities relating to its proprietary technologies and to fund its patent enforcement activities. The Company does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens relationship and the broader alliance strategy, the level of demand and related margins of the UltraPhone system, the progress and cash requirements of the Company's research and product development programs, the ability to generate patent license fees and royalties, and the need to expend funds in connection with its patent enforcement activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it may create the need for significant short-term financing arrangements. The Company is increasingly marketing the UltraPhone System in urban and near-urban applications and has received a $17 million order for such an application. It is likely that the Company will expend funds for certain engineering modifications to the UltraPhone System required to facilitate any such particular urban or near-urban application and such engineering requirements could cause delays in fulfilling related orders.

  The Company believes that its investment in inventories and non-current assets are stated on its June 30, 1995 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the June 30, 1995 balance sheet.

Changes in Cash Flows and Financial Condition:

  The Company has experienced positive cash flows from operations during the six months ended June 30, 1995. The positive cash flows from operations are primarily due to the receipt of $75.7 million related to the Company's patent licensing activities offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities.

  Net cash flows from investing activities were negative for the six months ended June 30, 1995 due to the Company's investment in property and equipment, software development costs and patents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During the six month period ended June 30, 1995, the Company generated $11.9 million from financing activities. The funds were primarily generated by the exercise of stock options and warrants.

  Cash and cash equivalents of $67.2 million as of June 30, 1995 includes $60.1 million held by Patents Corp. and $567,000 of restricted cash. The UltraPhone accounts receivable of $3.9 million at June 30, 1995 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of June 30, 1995, $276,000 has been collected through August 9, 1995. Of the $5.8 million license fees receivable as of June 30, 1995, $5.0 million has been received as of August 9, 1995.

  Inventory levels have decreased at June 30, 1995 to $3.6 million from $5.0 million as of December 31, 1994, reflecting the sale of systems, principally to Indonesia and Russia. Inventories at December 31, 1994 and June 30, 1995 are stated net of valuation reserves of $7.5 million and $7.8 million, respectively.

  Included in other accrued expenses at June 30, 1995 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  In February 1993, the Company was sued by HNS in the United States District Court for the District of Maryland (Civil Action No. WN-93-576). HNS previously produced the UltraPhone system on behalf of the Company pursuant to a series of production agreements (the "Production Agreements"). In the lawsuit, HNS alleged that the Company breached certain agreements which were entered into between HNS and the Company in February 1992 relating to the termination of certain UltraPhone production agreements and certain other remedies. HNS sought damages approximating $7.5 million, plus interest, attorneys' fees and court costs.

  The Company filed an answer to the complaint alleging a number of counterclaims and affirmative defenses. In August 1994, HNS filed a motion for partial summary judgment and a motion for entry of final judgment on Counts II and III of its complaint, which involve the Company's purchase of certain Prod III units, machinery and equipment from HNS. In February 1995, the Court granted HNS's motion for partial summary judgment on both counts. The judge, however, denied HNS's motion for entry of final judgment. The amount claimed under Count II is $2,945,834 and the amount claimed under Count III is $2,700,000, for a total of $5,645,834. In addition, HNS asked the Court for interest of $1,269,962, for a total claim of $6,915,796 on the two claims on which summary judgment was granted and advised the Court that it intended to seek attorneys' fees at the end of the case. In February 1995, HNS filed a motion for summary judgment on the remaining claims and counterclaims. IDC opposed the motion and filed a cross-motion to stay Count I of the complaint regarding non-recurring engineering charges.

  Effective June 2, 1995, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with HNS. Under the terms of the Settlement Agreement, the Company has paid HNS $7.5 million, which amount had been substantially previously reserved by the Company, and HNS has been granted credits aggregating $900,000 against royalty and other payment obligations relating to the Company's proprietary Time Division Multiple Access technology ("Credits"). The Credits may be applied to any royalties becoming due to the Company or its affiliates from HNS after the date of the Settlement Agreement pursuant to the 1990 License Agreement, dated October 23, 1990, the 1992 License Agreement, dated February 29, 1992 and any other agreement between HNS and the Company or its affiliates relating to intellectual property rights.

  On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions:
(1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). On April 25, 1995, the Court entered an order certifying the case as a class action. The Company believes that the complaint is without merit and intends to contest it vigorously. The Company has filed a motion for summary judgment in June 1995 and a reply brief to the plaintiffs motion for summary judgment in July 1995. Oral arguments are scheduled for hearing in August 1995.

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

  On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if contrued to be infringed, are invalid. Motorola has filed a motion requesting attorney's fees and costs aggregating between $6 and $7 million. The Company has filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial and, if that motion is unsuccessful, intends to appeal the jury verdict to the U.S. Court of Appeals of the Federal Circuit. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial and that the motion for attorney's fees and costs is without merit.

  On September 9, 1993, ITC filed a patent infringement action against Ericsson GE, and its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)); by amendment on September 13, 1993, ITC added as a defendant Ericsson Radio. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. On September 22, 1993, Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas. On September 22, 1993, LM Ericsson and Ericsson Radio filed a motion to dismiss the complaint against them for lack of personal jurisdiction. Also, on September 30, 1993, Ericsson GE filed an answer in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. On October 8, 1993, the District Court for the Eastern District of Virginia granted the motion to transfer that was filed by Ericsson Radio and Ericsson GE. Both Ericsson actions have been consolidated and are scheduled to go forward in the United States Federal District Court for the Northern District of Texas. As a result of the transfer, Ericsson Radio has withdrawn its motion to dismiss for lack of personal jurisdiction. ITC agreed to the dismissal without prejudice of LM Ericsson. On July 1, 1994, ITC filed a motion to transfer the Texas action to the United States District Court for the District of Delaware. On October 4, 1994, this motion was denied. Pursuant to an order of the District Court in Texas, proceedings in the Ericsson action have been stayed until August 15, 1995. The Company anticipates that if the present stay is not further extended, discovery will resume and the parties will proceed to trial sometime in 1996.

  ITC has filed patent applications in numerous foreign countries. Typical of the processes involved in the issuance of foreign patents, Philips, Alcatel and Siemens each filed petitions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. On October 19, 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent application. An appeal has been filed by Philips, Alcatel and Siemens and additional arguments have been made based upon prior art and references not previously considered by the patent office. ITC is and may from time to time be subject to additional challenges with respect to its patents and patent applications in foreign countries. Although no assurance can be given as to the eventual outcome of these patent challenges, ITC intends to vigorously defend its issued and pending patents. If any of these patents are revoked, ITC's patent licensing opportunities in such relevant foreign countries could be materially and adversely affected.

  In connection with the proposed transaction with OFG, the Company commenced an arbitration proceeding against OFG on December 30, 1994. The Company sought repayment from OFG of a $250,000 facility fee paid to OFG that was "refundable" under the terms of the commitment agreement to lend the Company $25 million in 1994 and 1995. The Company also sought compensatory damages for losses incurred by the Company as a result of OFG's breach. The matter was arbitrated on May 11, 1995 and on July 11, 1995, the arbitration panel awarded the Company damages in the amount of $250,000 plus interest. Such award remains uncollected and the Company cannot presently determine whether it may be able to collect upon the award. A receivable has not been recorded by the Company.

  In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that the ultimate outcome of these other actions will not materially affect the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on May 31, 1995 (the "Meeting"), the Company's shareholders elected the two nominees for directors as set forth in the Company's proxy statement dated April 28, 1995 (the "Proxy Statement"). The number of votes cast for such nominees and the number of votes withheld with respect to such nominees were respectively as follows: Barney J. Cacioppo 40,159,017 and 1,153,540; and Harley L. Sims 40,160,751 and 1,151,806. The terms of office, as a director, of William J. Burns and D. Ridgely Bolgiano continue through the 1997 Annual Meeting of Shareholders and the term of office as a director of Harry G. Campagna continues through the 1996 Annual Meeting of Shareholders.

  The shareholders also voted to adopt the Company's 1995 Stock Option Plan for Employees and Outside Directors as described in the Proxy Statement, casting 15,492,533 votes for the Plan, 3,589,636 against and 788,133 abstentions. Broker non-votes on this matter totaled 21,442,255. There were no broker non-votes with respect to any other matters voted upon at the Meeting.

  The appointment of Arthur Andersen LLP as the Company's independent accountants to examine the Company's financial statements for the year ending December 31, 1995, was ratified by the following share vote: 40,424,507 for; 618,424 against; and 269,626 abstaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  The following is a list of exhibits filed as part of the Form 10-Q.

     Exhibit 3.1 - Amended and Restated Bylaws

     Exhibit 11  - Computation of Net Income Per Share

     Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

    During the quarter ended June 30, 1995, the Company filed a Current Report on Form 8-K which was dated May 20, 1995 and related to the settlement of the litigation with Hughes Network Systems, Inc. and the stay order that was entered in the Ericsson Radio Systems, Inc. litigation. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERDIGITAL COMMUNICATIONS CORPORATION

Date:  August 9, 1995                       /s/ William J. Burns
                                           ------------------------------------
                                           William J. Burns, Chairman and Chief
                                           Executive Officer

Date:  August 9, 1995                      /s/ James W. Garrison
                                           ------------------------------------
                                           James W. Garrison, Vice President -
                                           Finance, Chief Financial Officer and
                                           Treasurer