Form 10-Q
period 1995-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1995-11-14
CIK 354913

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

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

                           Yes  x      No
                              ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                    44,386,846
--------------------------------------         --------------------------------
                Class                          Outstanding at November 10, 1995

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                                         PAGES


Part  I - Financial Information:





         Item 1.  Consolidated Financial Statements


                  Consolidated Balance Sheets -                                            3-4
                   December 31, 1994 and September 30, 1995 (unaudited)


                  Consolidated Statements of Operations                                      5
                   Three and Nine Months Ended September 30, 1994 and 1995 (unaudited)


                  Consolidated Statements of Cash Flows -                                  6-7
                    Nine Months Ended September 30, 1994 and 1995 (unaudited)


                  Notes to Consolidated Financial Statements                              8-12


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        13-18


Part II - Other Information:

         Item 1.  Legal Proceedings                                                      19-20

         Item 6.  Exhibits and Reports on Form 8-K                                          21


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)



                                                              DECEMBER 31,    SEPTEMBER 30,
ASSETS                                                            1994            1995
------                                                        ------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $471 and $787, respectively                        $  6,264       $ 69,549
   License fees receivable                                         20,900            800
   Accounts receivable, net of allowance for
      uncollectable accounts of $2,333 and $1,844, respectively     3,683          3,341
   Inventories                                                      5,014          4,413
   Deposits on inventory purchases                                    539            307
   Other current assets                                               860          1,299
                                                                 --------       --------
      Total current assets                                         37,260         79,709
                                                                 --------       --------
PROPERTY AND EQUIPMENT:
   Machinery and equipment                                          3,780          4,866
   Computer equipment                                               3,476          3,995
   Furniture and fixtures                                           1,521          1,535
   Leasehold improvements                                             831            895
                                                                 --------       --------
                                                                    9,608         11,291
   Less-accumulated depreciation and amortization                  (7,333)        (8,000)
                                                                 --------       --------
      Net property and equipment                                    2,275          3,291
                                                                 --------       --------

OTHER ASSETS:
   Patents, net of accumulated amortization of
      $2,946 and $3,329 respectively                                2,588          2,536
   Deferred software costs, net of accumulated amortization
      of $503 and $757, respectively                                  922            817
   Other                                                              785          1,564
                                                                 --------       --------
      Total other assets                                            4,295          4,917
                                                                 --------       --------
                                                                 $ 43,830       $ 87,917
                                                                 ========       ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)



                                                                   DECEMBER 31,    SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1994            1995
------------------------------------                               ------------    -------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                     $     233       $     351
   Due to Hughes Network Systems, Inc.                                  7,003               -
   Accounts payable                                                     9,536           2,890
   Accrued compensation                                                 2,904           4,679
   Purchase commitment reserve                                          1,304             855
   Deferred revenue                                                       665           3,521
   Income and foreign withholding taxes payable                         1,573           1,384
   Accrued distributor commissions                                        616             294
   Accrued warranty costs                                                 765             619
   Other accrued expenses                                               2,543           2,152
                                                                    ---------       ---------
     Total current liabilities                                         27,142          16,745
                                                                    ---------       ---------
CAPITAL LEASE OBLIGATIONS                                                 520             724
                                                                    ---------       ---------
MINORITY INTEREST                                                       1,296           5,359
                                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
     $2.50 Convertible Preferred, 113 shares and 105 shares
     issued and outstanding                                                11              11
   Common Stock, $.01 par value, 75,000 shares authorized,
      41,811 shares and 44,356 shares issued and
      outstanding                                                         418             443
   Additional paid-in capital                                         199,158         211,963
   Accumulated deficit                                               (184,665)       (147,328)
                                                                    ---------       ---------
                                                                       14,922          65,089
   Deferred compensation                                                  (50)              -
                                                                    ---------       ---------
   Total shareholders' equity                                          14,872          65,089
                                                                    ---------       ---------
                                                                    $  43,830       $  87,917
                                                                    =========       =========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    -------------------------    -------------------------
                                                         1994          1995        1994         1995
                                                       -------       -------      -------       -------
REVENUES:
  UltraPhone                                           $ 7,074       $ 1,629      $10,447       $13,085
  Licensing                                                657         4,000        3,199        66,093
  Contract Services                                        368           212          918           657
                                                       -------       -------       ------       -------
                                                         8,099         5,841       14,564        79,835
                                                       -------       -------       ------       -------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                            7,193         3,794       11,322        15,523
  Contract service costs                                   218           242          941           754
  Sales and marketing                                    1,067           723        3,347         2,791
  General and administrative                             3,929         2,575       10,914        11,144
  Research and development                               2,119         2,532        5,668         6,386
                                                       -------       -------       ------       -------
                                                        14,526         9,866       32,192        36,598
                                                       -------       -------       ------       -------
    Income (loss) from operations                       (6,427)       (4,025)     (17,628)       43,237

OTHER INCOME (EXPENSE):
  Interest income                                           25           916          106         2,140
  Interest and financing expenses                         (198)          (14)        (497)         (623)
                                                       -------       -------       ------       -------
    Income (loss) from continuing operations before
       income taxes and minority interest               (6,600)       (3,123)     (18,019)       44,754

INCOME TAX (PROVISION) BENEFIT                               -           113           -         (3,195)
                                                       -------       -------       ------       -------
    Income (loss) from continuing operations before
       minority interest                                (6,600)       (3,010)     (18,019)       41,559

MINORITY INTEREST                                           38          (246)          33        (4,022)
                                                       -------       -------       ------       -------
   Net income (loss) from continuing operations         (6,562)       (3,256)     (17,986)       37,537
                                                       -------       -------       ------       -------
DISCONTINUED OPERATIONS                                    121             -         (295)            -
                                                       -------       -------       ------       -------
   Net income (loss)                                    (6,441)       (3,256)     (18,281)       37,537
                                                       -------       -------       ------       -------
PREFERRED STOCK DIVIDENDS                                  (70)          (66)        (212)         (200)
                                                       -------       -------       ------       -------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS    $(6,511)      $(3,322)    $(18,493)      $37,337
                                                       =======       =======       =======      =======




NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS     $(0.17)       $(0.08)      $(0.50)        $0.81
NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS       -             -         (0.01)            -
                                                       -------       -------       ------       -------
NET INCOME (LOSS) PER COMMON SHARE                      $(0.17)       $(0.08)      $(0.51)        $0.81
                                                       =======       =======       ======       =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING (Note 7)                                38,178        44,287       36,106        46,333
                                                       =======       =======       ======       =======

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                       For the Nine Months Ended September 30,
                                                       ---------------------------------------
                                                               1994           1995
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $(18,281)      $ 37,537
 Adjustments to reconcile net income (loss) to net
  cash used for operating activities-
   Minority interest in subsidiary                                (33)         4,063
   Depreciation and amortization                                1,360          1,304
   Compensation on stock issued
      and stock options granted                                    86             50
   Loss from discontinued operations                             (416)          --
   Cash provided by discontinued operations                       371           --
   Other                                                         (133)          (107)
   Decrease (increase) in assets-
      Receivables                                              (4,210)        20,442
      Inventories                                               1,408            601
      Deposits on inventory purchases                          (1,158)           232
      Other current assets                                       (445)          (439)
   Increase (decrease) in liabilities-
      Accounts payable                                          2,217         (6,645)
      Due to Hughes Network Systems, Inc.                          86         (7,003)
      Accrued compensation                                        331          1,775
      Purchase commitment reserve                                   -           (449)
      Deferred revenue                                            201          2,856
      Income and foreign withholding taxes                         11           (189)
      Accrued distributor commissions                            (120)          (322)
      Accrued warranty costs                                      127           (146)
      Other accrued expenses                                      713           (391)
                                                             --------       --------
   Net cash provided by (used for) operating activities      $(17,885)      $ 53,169
                                                             ========       ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)
                                  (unaudited)

                                                    For the Nine Months Ended September 30,
                                                    ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                        1994           1995
-------------------------------------                        ----           ----
 Additions to property and equipment                      $   (424)      $ (1,156)
 Capitalized software development costs                       (427)          (149)
 Additions to patents                                         (380)          (331)
 Net proceeds on sale of discontinued operations             2,411              -
 Other non-current assets                                     (414)          (880)
                                                          --------       --------
 Net cash used for investing activities                        766         (2,516)
                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sales of Common Stock
  and exercises of stock options and warrants                9,886         12,810
 Proceeds from short-term debt                               2,402           --
 Payments on long-term debt                                   (184)          (178)
                                                          --------       --------
 Net cash provided by financing activities                  12,104         12,632
                                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (5,015)        63,285

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 8,211          6,264
                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $  3,196       $ 69,549
                                                          ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid (excludes HNS settlement)                  $    188       $     26
                                                          ========       ========
 Income taxes paid, primarily withholding taxes               --         $  1,883
                                                          ========       ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1.  BACKGROUND:

  InterDigital Communications Corporation (the "Company" or "IDC") develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone revenues have historically accounted for the majority of the Company's revenues, but accounted for only 40% of total revenues during 1994 and only 16% during the nine month period ended September 30, 1995. Since 1987, the Company has sold over 230 UltraPhone systems worldwide, with aggregate UltraPhone revenues totaling over $130 million.

In addition to its UltraPhone business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of its extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with 11 entities in 1994 and through November 10, 1995, and the recognition of $28.7 million of licensing revenue in 1994 and $66.1 million during the nine month period ended September 30, 1995.

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

  As partial consideration for the rights and licenses granted by the Company, Siemens is obligated to pay $20 million, of which $14.8 million was paid as of November 10, 1995, with the remainder being payable in quarterly installments through March 30, 1996. In accordance with accounting requirements, ITC has begun to recognize the $20 million of revenue ratably over the 15 month payment period that started in January 1995, due to the combined nature of the contracts.

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

    On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that a strong basis exists to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long term. In the short term, the verdict may adversely affect the Company's efforts to generate further revenue and cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson GE Mobile Communications, Inc. ("Ericsson GE") and Ericsson Radio Systems, Inc. ("Ericsson Radio, and together, "Ericsson") and its ability to realize running royalties or specified installment payments under certain of its license agreements.

2.   BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly InterDigital Communications Corporation and Subsidiaries' financial position as of September 30, 1995 and the results of their operations for the three and nine month periods ended September 30, 1994 and 1995 and cash flows for the nine month periods ended September 30, 1994 and 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

  The Consolidated Statement of Operations for the three and nine month periods ended September 30, 1994 have been reclassified to conform with the current period expense presentation.

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

4.   SALE OF TELEPHONE OPERATING COMPANIES

  During the first quarter of 1994, the Company committed to a formal plan to sell its interests in the TELCOs. The Company entered into a definitive agreement of sale of Haviland on September 26, 1994. The Company sold its remaining interest in another TELCO during December 1994. The results of operations of the TELCOs for the three and nine months ended September 30, 1994 have been classified as discontinued operations and the Company recorded a provision of $200,000 during the first quarter of 1994 for expected losses through the disposal date.

5.  CASH AND CASH EQUIVALENTS:

  The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                         December 31,         September 30.
                                                              1994                1995
                                                              ----                ----

Cash, money market and demand deposits                   $      124            $     1,894
Certificates of deposit                                         340                    496
Repurchase agreements                                         5,800                  9,500
Marketable Securities                                            --                 57,659
                                                         ----------            -----------
                                                         $    6,264            $    69,549
                                                         ==========            ===========



The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value. Investments in Marketable Securities are made in highly liquid, investment grade securities which can include U.S. government backed securities, money market funds, time deposits, corporate debt securities and Eurodollars.

6.   MAJOR ULTRAPHONE CUSTOMERS:

  In fiscal 1994, the Company's Indonesian and Myanmarian customers represented 54% and 12%, of UltraPhone revenues, respectively. During the third quarter of 1995, the Company's Myanmarian customer and Mexican distributor accounted for 42% and 12%, respectively of UltraPhone revenues. During the third quarter of 1994, Myanmar, Indonesia and San Francisco/International Teleport, the Company's Russian customer, accounted for 34%, 32% and 17% of UltraPhone sales, respectively. For the nine month period ended September 30, 1995, the Company's Indonesian and Russian customer accounted for 43% and 25%, respectively of UltraPhone revenues. During the nine months ended September 30, 1994, Myanmar, Indonesia, Fidocoldex, the Company's Columbia, South American customer and Russia, accounted for 23%, 22%, 12% and 11% of UltraPhone sales, respectively.

  UltraPhone revenues by geographic area are as follows (in thousands):

                                     Three Months                  Nine Months
                                         Ended                        Ended
                                     September 30,                September 30,
                                  --------------------          ---------------------
                                     1994        1995             1994         1995
                                     ----        ----             ----         ----

Domestic                          $  1,050    $    479          $  2,687    $   1,829
Foreign                              6,024       1,150             7,760       11,256
                                  --------    --------          --------    ---------
                                  $  7,074    $  1,629          $ 10,447    $  13,085
                                  ========    ========          ========    =========


7.   NET INCOME (LOSS) PER COMMON SHARE:

  The net income (loss) per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the year-to-date 1995 computation since their effect would be dilutive. (See Item 6, Exhibit 11 - Computation of Net Income (Loss) Per Share.)


8.  INVENTORIES:

                                               December 31,     September 30,
                                                  1994              1995
                                                  ----              ----
                                                    (In thousands)

Component parts and work-in-progress             $ 3,864         $ 3,630
Finished goods                                     1,150             783
                                                 -------         -------
                                                 $ 5,014         $ 4,413
                                                 =======         =======

  Inventories are stated net of valuation reserves of $7.5 million and $7.8 million as of December 31, 1994 and September 30, 1995, respectively. In addition, inventory purchase commitment reserves were $1.3 million and $855,000 as of December 31, 1994 and September 30, 1995, respectively.


9.  SHORT-TERM BORROWINGS:

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

10.  INCOME TAXES:

  Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The income tax provision for the three months ended September 30, 1995, consists of a current foreign withholding tax benefit of $53,000, a current state and local tax benefit of $21,000 and a Federal Alternative Minimum Tax benefit of $39,000. At December 31, 1994, the Company had net operating loss carryforwards of approximately $130 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of September 30, 1995.

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


11.  HNS LITIGATION SETTLEMENT:

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

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and for the nine months ended September 30, 1995, UltraPhone revenues were significantly lower than in 1992; losses increased significantly as a result of the decline in UltraPhone revenues and other increases in costs, such as the increased investment in B-CDMA research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. In 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. The licensing revenue and increased UltraPhone sales in 1994 over 1993 led to reduced losses in 1994 compared to 1993 despite large increases in the costs of litigation associated with enforcement of ITC's intellectual property rights and other costs. During the nine months ended September 30, 1995, the Company recognized $66.1 million of licensing revenue and generated $37.5 million of net income for the period which decreased the Company's accumulated deficit as of September 30, 1995 to $147.3 million.

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

  In order to support the flexible pricing generally required in multi-year programs, the Company introduced a redesigned central office terminal which expanded base station capacity by over 50% and a significantly lower-priced cluster unit during the last half of 1994 and expects to introduce a more fully-featured subscriber unit during the first half of 1996. Reductions in product costs would be most fully realized in cluster systems and, to a lesser degree, in other non-cluster configurations in which there is a high ratio of subscriber units to base stations. The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurate with price reductions. The Company has experienced and may continue to experience, engineering delays in the introduction of its new subscriber unit. Given the possibility of engineering delays and difficulties and the failure, to date, to sell UltraPhone systems with a high cluster utilization, there can be no assurance that the Company will be able to achieve such product cost reductions, or that the development costs necessary for such efforts will be acceptable to the Company.

  The inability to competitively approach the aggressive pricing from fixed cellular and other competitors, the significant additional complexities of, and time required in, competing for large scale programs, as well as the restructuring of the sales force, have all adversely impacted order volume and revenues since 1993. Delays in introduction of the new subscriber unit may further adversely affect order volume and timing of revenue recognition, including timing of revenue recognition from the $17 million Philippines order announced during the second quarter of 1995. The Company is continuing to adjust its sales and marketing strategies by focusing its direct efforts, improving its UltraPhone distribution network and pursuing various alliance partners. The Company entered into its first major alliance in December 1994 with Siemens. As part of the relationship, Siemens has begun to market the UltraPhone product. The Company does not currently anticipate that the Siemens relationship will generate significant UltraPhone shipments and revenues in 1995 and expects that the level of UltraPhone revenues sustained during the first two quarters of 1995 will decline in the second half of 1995 compared to the first half.

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

Results of Operations - Third Quarter of 1995 Compared to the
Third Quarter of 1994

Total Revenues. Total revenues in the third quarter ended September 30, 1995 decreased 27.9% to $5.8 million from $8.1 million in the third quarter ended September 30, 1994 primarily due to a decrease in UltraPhone revenues offset by the recognition of higher licensing revenue in the 1995 period. UltraPhone sales decreased 77.0% in the third quarter of 1995 to $1.6 million from $7.1 million in the comparable quarter of 1994. During the third quarter of 1995, ITC recognized $4.0 million of revenue as part of the Siemens series of agreements.

  The Company had contract revenue related to its U.S. Federal government and other services contracts for the third quarter in both 1994 and 1995. During the third quarter of 1995, the Company had $212,000 of contract revenue as compared to $368,000 during the third quarter of 1994. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the third quarter of 1995 decreased 47.3% to $3.8 million from $7.2 million for the third quarter of 1994. The Company incurred a negative gross margin on UltraPhone sales of 132.9% for the three months ended September 30, 1995 as compared to a negative gross margin of 1.7% for the three month period ended September 30, 1994. Included in cost of UltraPhone sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production.

Contract Services Costs. Contract services costs increased 11.0% to $242,000 in the three month period ended September 30, 1995 from $218,000 in the third quarter of 1994. The increase is due primarily to the additional costs of shutdown of the facilities related to this segment of the business.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 32.2% to $723,000 during the third quarter of 1995 as compared to $1.1 million during the third quarter of 1994. The decrease is primarily due to reduced staff and activity levels during the three month period of 1995 and reduced commissions expense, commensurate with the reduction in UltraPhone revenues.

  General and administrative expenses for the third quarter of 1995 decreased 34.4% to $2.6 million from $3.9 million for the third quarter of 1994. The reduction in general and administrative expense is due to the elimination of the administrative function of the Company's contract services group ($527,000) and a decrease in the Company's legal costs of $548,000 due to the decreased level of activities. Additionally, the third quarter of 1994 includes $440,000 of severance costs for terminated employees.

  Research and development expenses increased 19.5% for the third quarter of 1995 to $2.5 million from $2.1 million for the third quarter of 1994. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product expected during the first half of 1996. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs. The effects of this statement reduced the research and development expenses for the three month period ended September 30, 1994 by $57,000. No costs were capitalized in the 1995 period.

Other Income and Expense. Interest income for the third quarter of 1995 was $916,000 as compared to $25,000 for the third quarter of 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994. Interest expense for the three month period ended September 30, 1995 was $14,000 as compared to $198,000 for the three month period ended September 30, 1994. The decrease is due primarily to the settlement of the HNS obligation during the second quarter of 1995. Remaining interest is incurred on the Company's capital lease obligations.

  Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp."), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $246,000 as an increase in minority interest in the third quarter of 1995 representing the minority interest's portion of the net income of Patents Corp. for the third quarter of 1995. During the comparable 1994 period, the Company recorded a reduction of $38,000 in minority interest representing the minority interest's portion of the net loss of Patents Corp. for the third quarter of 1994.

Results of Operations - Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Total Revenues. Total revenues in the nine months ended September 30, 1995 increased to $79.8 million from $14.6 million in the nine months ended September 30, 1994 primarily due to the recognition of $66.1 million of licensing revenue in the 1995 period. UltraPhone sales increased 25.2% in the nine months ended September 30, 1995 to $13.1 million from $10.4 million in the nine months ended September 30, 1994.

  During the nine months ended September 30, 1995, ITC entered into royalty bearing license agreements with Pacific Communication Sciences, Inc., a subsidiary of Cirrus Logic, Inc., Sanyo Electric Company, Ltd., Mitsubishi Electric Corporation, Hitachi, Ltd. together with its affiliate Kokusai Electric Co. Ltd., and NEC Corporation under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. These agreements contained advance payment obligations pursuant to which ITC is entitled to receive an aggregate of approximately $54.1 million, which was recognized as revenue during the first two quarters of 1995. Additionally, the Company recognized $12.0 million of revenue as part of the Siemens series of agreements.

  The Company had contract revenue related to its U.S. Federal government and other services contracts for the nine months ended September 30, 1994 and 1995. During the nine months ended September 30, 1995, the Company had $657,000 of contract revenue as compared to $918,000 during the nine months ended September 30, 1994. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the nine months ended September 30, 1995 increased 37.1% to $15.5 million from $11.3 million for the nine months ended September 30, 1994. The Company incurred a negative gross margin on UltraPhone sales of 18.6% for the nine months ended September 30, 1995 as compared to a negative gross margin of 8.4% for the nine month period ended September 30, 1994. Included in cost of UltraPhone sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production.

Contract Services Costs. Contract services costs decreased 19.9% to $754,000 in the nine month period ended September 30, 1995 from $941,000 in the nine months ended September 30, 1994, primarily due to the shutdown of the facilities related to this segment of business.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 16.6% to $2.8 million during the nine months ended September 30, 1995 as compared to $3.3 million during the nine months ended September 30, 1994. The decrease is primarily due to reduced staff and activity levels, but was partially offset by an increase in commission expense due to the increase in UltraPhone revenues in the nine month period of 1995.

  General and administrative expenses for the nine months ended September 30, 1995 increased 2.1% to $11.1 million from $10.9 million for the nine months ended September 30, 1994. Expenses related to the protection and exploitation of the Company's patents, including legal costs of the Motorola trial, increased by approximately $3.2 million in the 1995 period compared to the 1994 period. This increase was offset by a reduction in expense due to the elimination of the administrative function of the Company's contract services group ($1.4 million) and a decrease in the Company's legal costs of $538,000 due to the decreased level of activities. Additionally, the nine months ended September 30, 1994 includes $1.0 million of severance costs for terminated employees.

  Research and development expenses increased 12.7% for the nine months ended September 30, 1995 to $6.4 million from $5.7 million for the nine months ended September 30, 1994. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product expected during the first half of 1996. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs. The effects of this statement reduced the research and development expenses for the nine month periods ended September 30, 1994 and 1995 by $423,000 and $149,000, respectively.

Other Income and Expense. Interest income for the nine months ended September 30, 1995 was $2.1 million as compared to $106,000 for the nine months ended September 30, 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994. Interest expense for the nine month period ended September 30, 1995 was $624,000 as compared to $497,000 for the nine month period ended September 30, 1994. The increase is due primarily to the additional interest expense recorded due to the settlement of the HNS obligation during the second quarter of 1995.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $4.0 million as an increase in minority interest in the nine months ended September 30, 1995 representing the minority interest's portion of the net income of Patents Corp. for the nine months ended September 30, 1995. During the comparable 1994 period, the Company recorded a reduction of $33,000 in minority interest representing the minority interest's portion of the net loss of Patents Corp. for the nine months ended September 30, 1994.

Financial Position, Liquidity and Capital Requirements:

  The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA research and development activities, and its operating losses. Since the fourth quarter of 1994, the Company has generated operating profits and substantially strengthened its cash position through its alliance and licensing transactions. Proceeds from licensing transactions, paid to ITC, can be made available for uses related to UltraPhone marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

  The Company had working capital of $63.0 million at September 30, 1995 compared to working capital of $10.1 million at December 31, 1994. The increase in working capital since December is due primarily to $85.7 million of cash received on patent licensing agreements and $12.8 million received from stock option and warrant exercises offset by operating cash needs of the Company's UltraPhone business, patent licensing and enforcement activities and general and administrative functions.

  The Company's operations to date have required substantial amounts of working capital. The Company may, at some future date subsequent to 1995, require additional debt or equity capitalization to fully support its product development and marketing activities relating to its proprietary technologies and to fund its patent enforcement activities. The Company does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens relationship and the broader alliance strategy, the level of demand and related margins for the UltraPhone system, the progress and cash requirements of the Company's research and product development programs, the ability to generate patent license fees and royalties, and the need to expend funds in connection with its patent enforcement activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short-term financing arrangements. The Company is increasingly marketing the UltraPhone System in urban and near-urban applications and has received a $17 million order for such an application. It is likely that the Company will expend funds for certain engineering modifications to the UltraPhone System required to facilitate any such particular urban or near-urban application and such engineering requirements could cause delays in fulfilling related orders.

  The Company will be relocating all of its Pennsylvania operations and support activities to a new location within the King of Prussia, Pennsylvania area during December 1995. The Company is currently exploring both lease and purchase alternatives for the new facility. If the Company were to select to purchase the facility, the expected cost would be approximately $4 million and would probably be partially or fully financed through a mortgage.

  The Company believes that its investment in inventories and non-current assets are stated on its September 30, 1995 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the September 30, 1995 balance sheet.

Changes in Cash Flows and Financial Condition:

  The Company has experienced positive cash flows from operations during the nine months ended September 30, 1995. The positive cash flows from operations are primarily due to the receipt of $85.7 million related to the Company's patent licensing activities offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities.

  Net cash flows from investing activities were negative for the nine months ended September 30, 1995 due to the Company's investment in property and equipment, software development costs and patents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During the nine month period ended September 30, 1995, the Company generated $12.6 million from investing activities. The funds were primarily generated by the exercise of stock options and warrants.

  Cash and cash equivalents of $69.5 million as of September 30, 1995 includes $60.2 million held by Patents Corp. and $787,000 of restricted cash. The UltraPhone accounts receivable of $3.3 million at September 30, 1995 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of September 30, 1995, $1.1 million has been collected through November 10, 1995. Of the $800,000 license fees receivable as of September 30, 1995, $400,000 has been received as of November 10, 1995.

  Inventory levels have decreased at September 30, 1995 to $4.4 million from $5.0 million as of December 31, 1994, reflecting the sale of systems, principally to Indonesia. Inventories at December 31, 1994 and September 30, 1995 are stated net of valuation reserves of $7.5 million and $7.8 million, respectively.

  Included in other accrued expenses at September 30, 1995 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions:
(1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). On April 25, 1995, the Court entered an order certifying the case as a class action. The Company believes that the complaint is without merit and intends to contest it vigorously. The Company filed a motion for summary judgment in June 1995 and a reply brief to the plaintiffs motion for summary judgment in July 1995.
Oral arguments on the motion were held in August 1995. On September 13, 1995, the Court entered an order directing that all summary judgment matters be submitted prior to the adjudication of defendants' motion. Accordingly, the Court denied defendants' motion without prejudice so that defendants could submit a supplemental brief and expert report. The defendants filed these papers on October 16, 1995, adding an additional basis for the motion to the effect that there was no statistically significant change in the stock price when the "true" facts came out, indicating that as a matter of law there were no material misstatements or omissions. The court has set the next scheduling conference for December 7, 1995. Defendants have retained an expert to prepare a report and to assist in the preparation of their supplemental submission. Should summary judgment not be granted, the case will likely proceed to trial in early 1996.

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

  On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if contrued to be infringed, are invalid. Motorola has filed a motion requesting attorney's fees and costs aggregating between $6 and $7 million. The Company has filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial, and, if that motion is unsuccessful, intends to appeal the jury verdict to the U.S. Court of Appeals of the Federal Circuit. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial and that the motion for attorney's fees and costs is without merit.

  On September 9, 1993, ITC filed a patent infringement action against Ericsson GE. and its Swedish patent Telefonaktieboleget LM Ericsson ("LM Ericsson"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)); by amendment on September 13, 1993, ITC added as a defendant Ericsson Radio. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induce the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorney's fees. On September 22, 1993, Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas. On September 22, 1993, LM Ericsson and Ericsson Radio filed a motion to dismiss the complaint against them for lack of personal jurisdiction. Also, on September 30, 1993, Ericsson GE filed an answer in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE. filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. On October 8, 1993, the District Court for the Eastern District of Virginia granted the motion to transfer that was filed by Ericsson Radio and Ericsson GE. Both Ericsson actions have been consolidated and are scheduled to go forward in the United States Federal District Court for the Northern District of Texas. As a result of the transfer, Ericsson Radio has withdrawn its motion to dismiss for lack of personal jurisdiction. ITC agreed to the dismissal without prejudice of LM Ericsson. On July 1, 1994, ITC filed a motion to transfer the Texas action to the United States District Court for the District of Delaware. On October 4, 1994, this motion was denied. Pursuant to an order of the District Court in Texas, proceedings in the Ericsson action have been stayed until January 23, 1996. The Company anticipates that if the present stay is not further extended, discovery will resume and the parties will proceed to trial sometime in 1996 or 1997.

  ITC has filed patent applications in numerous foreign countries. Typical of the processes involved in the issuance of foreign patents, Philips, Alcatel and Siemens each filed oppositions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. On October 19, 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent. Alleged briefs have been filed by Philips, Alcatel, Siemens and Ericsson and additional arguments have been based upon prior art and references, some of which were not previously considered by the German Patent Office. A formal hearing may be held as early as March 1996 in this matter. ITC is and may from time to time be subject to additional challenges with respect to its patents and patent applications in foreign countries. Although no assurances can be given as to the eventual outcome of these patent challenges, ITC intends to vigorously defend its issued patents and pending applications. If any of these patents are revoked, ITC's patent licensing opportunities in such relevant foreign countries could be materially and adversely affected.

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

     Exhibit 11  - Computation of Net Income (Loss) Per Share

     Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    INTERDIGITAL COMMUNICATIONS CORPORATION







Date:  November 10, 1995                   /s/ William J. Burns
                                           ------------------------------------
                                           William J. Burns, Chairman and Chief
                                           Executive Officer


Date:  November 10, 1995                    /s/ James W. Garrison
                                           ------------------------------------
                                           James W. Garrison, Vice President -
                                           Finance, Chief Financial Officer and
                                           Treasurer