Form 10-K
period 1995-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1996-04-01
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
             ------------------------------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from              to

     Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-1882087
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

              781 Third Avenue, King of Prussia, Pennsylvania 19406
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 610-878-7800

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, Par Value $.01 Per Share
                                (Title of class)
           Securities registered pursuant to Section 12(g) of the Act:
                  $2.50 Cumulative Convertible Preferred Stock,
                            Par Value $.10 Per Share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 22, 1996, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $408,437,000.

         On March 22, 1996, there were 46,021,060 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 1996 are incorporated by reference into Items 10 through 13 inclusive.

                                     PART I


Item 1. BUSINESS

  InterDigital Communications Corporation ("InterDigital(R)" or the "Company"), a public corporation incorporated in the state of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company offers its customers, licensees and alliance partners what it believes is unique access to both Time Division Multiple Access ("TDMA") and Broadband Code Division Multiple Access(TM) ("B-CDMA(TM)") proprietary digital wireless technology.

  The Company's principal product is the UltraPhone(R) system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. The UltraPhone system offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide higher transmission quality, capacity and spectrum efficiency than other wireless systems presently in use. The UltraPhone system, which incorporates the Company's TDMA technology, is sold predominantly to foreign telephone companies to provide basic telephone service to their customers, primarily in rural and near-urban areas, where the cost of, or time required for, installing, upgrading or maintaining conventional wireline telephone service supports selection of an UltraPhone system. Sales of UltraPhone systems accounted for approximately 88%, 40% and 20%, respectively, of the total revenues of the Company during 1993, 1994 and 1995. Through December 31, 1995, the Company has sold over 235 UltraPhone systems worldwide, with aggregate UltraPhone sales totaling over $135 million.

  The Company's objective is to become a significant global supplier of digital wireless communications technology and systems based on its proprietary TDMA and B-CDMA technologies. To achieve that objective, the Company has developed an alliance program under which it intends to align itself with key entities in the telecommunications industry. Two of the three key objectives of the Company's alliance program, if fully and successfully implemented, are to generate licensing revenues as well as to improve the Company's UltraPhone product business by (i) making the Company and its UltraPhone products more credible competitors in large scale telecommunications infrastructure programs, (ii) expanding the depth and coverage of UltraPhone product marketing efforts around the world, (iii) facilitating greater focus in the Company's direct sale activities, and (iv) funding and facilitating engineering changes and alternative supply and production sources to attempt to significantly reduce costs and expand product capabilities.

  The third objective of the alliance program is to bolster the Company's on-going efforts to develop its B-CDMA air interface technology and to spread the commercialization of B-CDMA-based wireless local loop applications and start the development of B-CDMA-based wireless Personal Communications Service ("PCS") applications. The successful commercial development and deployment of such products is dependent upon technological achievement, including the continued validation of the theories upon which the new technology is being designed, the continued availability of debt, equity or alliance partner funding sufficient to support an increasing level of efforts over several years and, ultimately, market acceptance of the resultant product.

  In December 1994, the Company completed the initial implementation of the alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone marketing and product development, B-CDMA development, patent licensing and other areas of cooperation. See "Siemens Agreements." The Company continued its implementation of the alliance program when it signed a series of agreements presently executory, with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The agreements, cover B-CDMA technology development, patent licensing, product development, technology transfer and other areas of cooperation. See "Samsung Agreements".

  InterDigital Technology Corporation ("ITC"), an indirect 94% owned subsidiary, and the Company, together, offer non-exclusive, royalty bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes their extensive portfolio of TDMA and Code Division Multiple Access ("CDMA") patented technologies. The Company believes that, through ITC's patent portfolio, and the Company's TDMA and B-CDMA research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology, which represents a substantial portion of the worldwide installed base. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of twelve entities as of March 29, 1996, the recognition of $28.7 and $67.7 million of licensing revenue in 1994 and 1995, respectively, and the initiation of litigation against major telecommunications companies. See "Technology and Patent Licensing" and Item 3. "Legal Proceedings".

  As an adjunct to its primary business, the Company had provided advanced digital wireless research and development services to government and business organizations. The Company also directly provided telecommunications services to businesses and households through the ownership and operation of telephone operating companies ("TELCOs") in certain rural areas of the United States. The Company began to withdraw from the contract services market during 1994 and it sold the TELCO operations during 1994.

  Since its inception, the Company has expended substantial sums to develop its proprietary and patented technologies and establish and upgrade the patent portfolio owned by ITC, to develop and commercialize products delivering the advantages afforded by its technologies and to establish a market for those products. The Company had an accumulated deficit of $150.3 million as of December 31, 1995.

B-CDMA Technology Development

  The Company and its alliance partners are developing a new air interface technology, and products, based on the Company's patented B-CDMA technology and other proprietary technologies. The Company's intent is to establish B-CDMA technology as a worldwide standard for PCS. InterDigital defines "True PCS(TM)" as the ability to provide a broad range of communications services to individual users through bandwidth on demand, including Integrated Services Digital Network ("ISDN") and multi-media. The initial objective of the development effort is to create a wireless local loop product with performance and cost characteristics applicable to a different range of applications than the Company's UltraPhone system. These applications would include urban deployment in both developed and developing countries and high-speed data transfer. This wireless local loop product would subsequently be further developed to include limited mobility, handset functionability and eventually PCS applications.

  The Company believes that its B-CDMA technology has several potential advantages as compared to other currently available or developing technologies in these applications:

  o Robust Radio Signal. The B-CDMA radio signal is expected to have extremely high immunity to interference and multipath fading because the radio signal is spread over a larger bandwidth (typically 5-30 Mhz) than that utilized by other technologies (typically 1-2 Mhz). In addition, the advanced digital signal processing techniques employed in the Company's B-CDMA technology implementation are expected to allow a greater portion of a degraded signal to be recovered.

  o Simplified Network Planning. CDMA technologies (both broadband and narrowband) allow nearly all available radio frequencies to be utilized in each cell site. This eliminates the need for frequency planning and simplifies the process of cell site planning and network expansion as compared to other digital wireless technologies.

  o Bandwidth on Demand. The Company expects that its B-CDMA technology will allow operators to offer bandwidth on demand services to their customers. This means that customers can, through a single air interface, readily access a full range of services from basic telephony through ISDN.

  o System Design Flexibility. The B-CDMA air interface technology is being designed with the intent of allowing product implementations capable of utilizing virtually any currently available voice coding technology (these technologies utilize varying rates of data transfer, which affects service quality and system capacity). This is expected to allow product developers and operators the ability to balance the competing demands of system capacity and service quality. The Company expects that systems utilizing its B-CDMA technology will have higher capacity capabilities at comparable service quality levels as compared to systems utilizing other technologies.

  o Privacy. The Company believes that CDMA technologies (both broadband and narrowband) allow more secure transmission than other wireless technologies currently available, making intentional or accidental eavesdropping virtually impossible with commercially available technology.

The UltraPhone System

  General. The UltraPhone telephone system is an advanced digital telecommunications system which is designed to provide wireless local loop telephone service as an alternative to conventional wireline systems. The UltraPhone telephone system can provide high quality voice and data communications to large numbers of users over a broad region. Utilizing the patented TDMA technology and the Company's other proprietary technologies, the UltraPhone telephone system enables its users, which have historically consisted primarily of TELCOs, to offer communication services in places where the cost of, or time required for, installing, maintaining or upgrading conventional wireline telephone service supports selection of the UltraPhone system. The UltraPhone telephone system is particularly well-suited for rural and near-urban areas of developing countries.

  The UltraPhone system consists of an advanced digital radio central network station (the "Base Station") serving individual or clustered subscriber units (the "Subscriber Stations") omni-directionally covering a radius of up to approximately 40 miles from the Base Station (depending upon the terrain). The Base Station consists of a radio carrier station and a central office terminal that connects to the public switched telephone network through the local telephone company's central office. The Base Station is configured in a standard cabinet with rack-mounted digital cards and is designed for automatic, unattended operation with low maintenance requirements. Each Base Station is modularly expandable through the addition of new radio channel elements to serve up to 896 separate Subscriber Stations.

  The UltraPhone Subscriber Station, which includes a radio with an integral power amplifier, digital circuit card assembly and other components, is installed at or near the subscriber's location. Standard telephone instruments (including multiple extension phones and ancillary instruments such as answering machines, facsimile transmission machines and data modems) are attached to the Subscriber Station by means of standard telephone wiring or telephone jacks. A small antenna located at the Subscriber Station establishes the radio link with the Base Station. The Subscriber Station is powered by standard AC or DC electrical current and has optional battery back-up for power outages. The Subscriber Station is available in several standard configurations, including a fixed unit, a transportable unit, a multiple-line Subscriber Station ("Cluster Unit") offered currently in a 64-line version, and a mobile unit for use in automobiles or other mobile craft within the service area of the Base Station. The Company has also developed a rapidly deployable and transportable version of the fixed UltraPhone telephone system which is designed to provide high quality and private telephone communications in cases of natural disaster, tactical military situations, emergencies and other temporary circumstances.

  The Company introduced the Modular Cluster Unit in 1994 and anticipates the introduction during the first half of 1996 of the Company's next generation subscriber unit (collectively, the "Company's Fourth Generation Subscriber Station") which will be more fully-featured than its predecessor versions. The

Company's Fourth Generation Subscriber Station will also be smaller and require less power to operate allowing for, among other things, more effective use of solar power, enhanced mobility, easier installation and enhanced site flexibility. The Company's Fourth Generation Subscriber Station is designed to permit significantly reduced costs to customers of acquiring the UltraPhone system on a per subscriber basis and thereby make it a more cost-effective alternative in rural and near-urban applications.

  Competition:

  Generally, a number of companies, many of which are substantially larger and have substantially greater financial, technical, marketing and other resources than the Company, sell or may introduce products which compete with the UltraPhone system. In addition, there are other foreign and domestic companies which are involved in telecommunications equipment research and development, many of which are substantially larger and have substantially greater financial and other resources than the Company. In those situations where a potential customer's needs for local loop services favors deployment of wireless technologies, there are many existing and announced terrestrial and satellite based delivery systems that may be considered. Other manufacturers offer competitive analog and digital wireless local loop systems. Fixed analog and digital cellular systems are also offered to provide service in the local loop. Competitive CDMA technologies have been tested in wireless local loop applications and are currently scheduled to be deployed during 1996 as cellular applications, and at least one company is offering add-on modules which are promoted as having the capability of converting cellular systems into wireless local loop systems. Various consortiums have been announced with the intention of providing satellite based services, in some cases in conjunction with the deployment of new terrestrial infrastructure. The Company believes that, at the present time, none of the announced consortiums is fully funded, although a substantial portion of required funding has been obtained by at least two satellite system operators. If ultimately deployed, some systems may be directly competitive with the Company's products and the deployment of others may provide the Company with new opportunities to market products on a complementary basis.

  The overall wireless local loop market can be segmented in two fundamental ways: system service area and sophistication of service features. The UltraPhone system has been deployed in applications ranging from remote rural to dense urban areas, but is generally utilized and is generally most cost effective in rural to near-urban applications where its service features are required. Other technologies, including wireline based systems and wireless systems with smaller service areas than the UltraPhone system, are generally more cost effective and may provide more advanced features in dense urban applications where the UltraPhone system is not typically marketed. Microwave-based wireless systems with larger service areas than the UltraPhone system and which have data transfer capability up to 64 Kilobits per second, are generally more cost effective than the UltraPhone system in remote rural applications where the UltraPhone system is also not typically marketed.

  The Company believes the following specific factors are representative of the issues considered by potential customers in selecting a wireless local loop technology:

  o Spectrum Efficiency. The UltraPhone telephone system utilizes advanced modulation and voice compression techniques to permit the broadcast of four, simultaneous, high quality voice conversations in each 25 KHz radio channel, thereby offering four times the capacity of systems using analog radio channels of the same bandwidth and approximately 2 to 4 times the capacity of other commercially available digital wireless systems. Such efficient use of radio frequencies is becoming increasingly important as congestion and over-crowding of the radio spectrum intensify worldwide. Other manufacturers have announced products purporting to match the spectrum efficiency of the UltraPhone system.

  o Voice and Transmission Quality. The UltraPhone telephone system incorporates digital radio modulation and voice coder techniques enabling reliable digital transmission necessary for high quality voice communication similar to that of wireline networks and at least equal to most other wireless systems.

  o Network Compatibility. Network interfaces enable the UltraPhone telephone system to be connected transparently to most standard switching systems and telephone instruments. Some other wireless systems require proprietary interfaces to achieve such connection.

  o Access to Network Features. The UltraPhone system is specifically designed to provide access to network features such as call waiting and conferencing in the same manner as wireline based systems. The UltraPhone system supports facsimile and data communications (up to 2.4 Kilobits per second; 9.6 Kilobits per second expected to be available during the second half of 1996) providing enhanced utility for business customers. The UltraPhone's cluster configurations enable service to be provided to large groups of co-located users. Interfaces are also provided for payphone operation, an important feature for public telephone programs. In contrast, most commercially available digital and analog cellular systems require additional interface equipment, at an additional cost, for these applications. Other non-cellular digital wireless technologies are capable of providing direct access to network features, including 64 Kilobit per second data communications and ISDN services.

  o Conversation Privacy. The UltraPhone system's modulation, signal compression and time division synchronization signal processing techniques provide inherent voice privacy during transmission of voice conversations. By contrast, analog radio systems can be easily monitored with low-cost receivers so that additional voice encryption equipment is required at an added cost to achieve conversational privacy. Other digital wireless systems, especially CDMA-based systems, can also provide extremely high privacy.

  o Ease of Installation and Maintenance. Wireless local loop systems are generally easier and faster to install than wireline systems. In contrast to the time-consuming task of installing wire from the telephone central office to each subscriber's location, the deployment of the UltraPhone system involves simply installing the Base Station and deploying a Subscriber Station at the subscriber's site. Compared to a wireline system, an UltraPhone Subscriber Station may be more easily relocated in order to accommodate changing circumstances. Additional Subscriber Stations may be added through the installation of additional modular equipment at the Base Station to expand system capacity and the deployment of Subscriber Stations to new customer locations, as compared with the need to install new telephone poles or construct new underground telephone trenches in the case of wireline systems. A wireline network also requires significant ongoing maintenance and replacement distribution, feeder, and drop cables, as well as associated repeater coils, pedestals, conduits, telephone poles, and other network facilities, which maintenance and replacement costs are exacerbated by conditions in developing countries. Extensive route planning and engineering or map drawings must be developed, categorized, indexed, and maintained or updated on a regular basis to record cable locations and maintenance histories as well as identify special requirements necessary to locate and repair cables. Extensive inventories of equipment are required for pole and trench digging, concrete cutting, telephone pole access, manhole access, line splicing and repair, line testing, and other maintenance or repair activities. Training and operational management for these activities consume significant TELCO resources. Maintenance of most wireless networks, on the other hand, requires repairs only at central Base Station or remote subscriber locations resulting in simplified operational management and reduced maintenance costs.


UltraPhone Business Strategy. The Company's UltraPhone Business Strategy consists of three components:

  o Increase sales and marketing effectiveness through multi-tier sales and marketing strategies utilizing alliance partners. The Company's UltraPhone Business Strategy encompasses focusing of technical and customer support in existing markets and expanding into new markets through alliance partners and distributors and agents. Various combinations of Company-employed direct salesmen, independent sales representatives and distributors have been engaged to provide broad geographic coverage. While higher commission rates are paid to third parties than to Company-employed direct salesmen, the Company may nonetheless choose such alternative methods of distribution because the Company is not required to incur the continuing overhead necessary to support direct salesmen, or because such third party sources have significant local industry contacts in particular geographic regions. Direct salesmen are being supported in regions in which the Company believes that the long-term business potential is most significant and where the additional control provided by having a direct sales force is determined to be essential to achievement of its business objectives. The Company is also pursuing an approach of establishing strategic relationships with multi-national telecommunications companies where the UltraPhone product can complement or supplement their product lines. This is expected to create a worldwide presence in markets which the Company could not directly support or pursue.

  o Support the Company's price competitiveness by reducing production and installation costs of the UltraPhone system. Ongoing design engineering and ongoing attempts to sell UltraPhone systems configured to maximize utilization of the Cluster Unit are expected to result in a continuing trend of lower cost of product sales. In anticipation of such trends, the Company has adopted a policy of adjusting its selling prices to the extent necessary to be competitive based upon comparative product features and quality and, in certain instances, competitive with products offered by others even if lesser featured. The comparative extent of selling price and product cost reductions will determine the extent, if any, of improvement in gross profit margins. The Company's Fourth Generation Subscriber Station offers size reduction, reduced power consumption, enhanced operational capabilities and reduced production costs, as compared to the predecessor version of the UltraPhone Subscriber Station.

  o Solidify the Company's customer base and penetrate additional market segments by increasing the UltraPhone system's capabilities and enhancing its features. In addition to expanded frequency capabilities, cluster units have been engineered for the dedicated purpose of cost-effectively serving groups of subscribers within close geographic proximity (for instance, apartment complexes, small resort towns, industrial parks, hotels, and suburban or remote subdivisions), thus expanding the potential UltraPhone market beyond the Company's traditional rural target market concentration. The Company has designed product options for new frequencies of operation and will continue to increase the design flexibility to adapt to varying radio frequency allocations among different countries. The Company continues to expand features, functions and performance specifications to meet evolving customer requirements for a broader variety of voice and data transmission capabilities.

  The Company believes that international demand will be related to the significant worldwide need for additional telephone services, particularly in developing countries which are planning significant infrastructure development and where there are significant numbers of persons not presently served, or served by antiquated systems. Additionally , trends in the privatization of traditional government owned and operated telecommunications organizations are expected to increase demand for wireless systems such as the UltraPhone system. The Company intends to continue to service, but not emphasize, the United States market to the extent that the UltraPhone system, which will increasingly be designed to support foreign markets, meets specified requirements. From time to time, the Company may pursue global partnerships with other telecommunications companies in order to promote large, multi-year infrastructure program orders of the UltraPhone system. The Company's objectives in forming such partnerships would be to provide local businesses and governments with economic incentives and to solidify the Company's competitive position in a particular market by promoting long-term commonalities of interest between the Company and its most significant customers and to respond to any local requirements for in-country sourcing or labor utilization.

  Sales by Geographic Area.

  UltraPhone revenues by geographic area are as follows (in thousands):

                                             1993         1994          1995
                                             ----         ----          ----

           Domestic                       $   4,087     $  4,187     $   2,685
           Foreign                            7,661       15,899        13,896
                                          ----------    ---------   -----------
                                          $  11,748     $ 20,086     $  16,581
                                          ==========    =========    ==========

  Major Customers. In 1993, the Company's Indonesian customer (P.T. Amalgam Indocorpora) and Mexican customer (Telefonos de Mexico S.A. de C.V.) represented 18% and 33% of UltraPhone revenues, respectively. During 1994, the Company's Indonesian customer and its Myanmar customer (Myanma Posts and Communications) accounted for 54% and 12% of UltraPhone sales, respectively. During 1995, the Company's Indonesian customer and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of UltraPhone sales.

  Backlog. At March 22, 1996, the Company's backlog of orders for UltraPhone telephone systems and services was $56.4 million, which includes one order from the Company's Philippine customer (Philippine Long Distance Telephone) for $17.9 million and another order from its Indonesian customer for $36.8 million. Over $20 million of the backlog is expected to be delivered during fiscal year 1996 with the balance expected to be delivered during fiscal 1997. As of March 20, 1995, backlog was approximately $4.9 million, which included $3.3 million from one customer.

  Production. The Company assembles, integrates and tests the Subscriber and Base Station using component parts manufactured by various suppliers to the Company's specifications. In most but not all instances, component parts could be purchased from several different sources. The Company believes that by contracting component part manufacturing to third parties, it gains significant flexibility to change product designs and avoids capital intensive manufacturing investments. Should the Company's relationship with any of its suppliers cease in the future, the Company believes that alternative sources of the various component parts are available, although such an event would likely have an adverse impact on shipments to its customers and support activities. In certain instances, critical component parts for the UltraPhone system are purchased from single sources thereby making the Company dependent upon those sources. The Company is engaged in a continuing program of identifying and developing alternative sources of critical components to reduce its dependence upon sole source suppliers and has entered into an executory technology transfer agreement under which, when such agreement becomes effective, Samsung may transition to production of UltraPhone systems under license and become a potential supplier to the Company.

  Technical Standards and Market Acceptance. The UltraPhone system is required to meet conditions promulgated by international, domestic or regional organizations or financing agencies, and to comply with country-specific type acceptance or certification standards. An organization jointly owned by the Bell regional holding companies develops and publishes compliance standards which have been adopted as either compulsory or elective benchmarks by the Bell regional holding companies and other United States TELCOs. In addition to these and additional organization recommendations and technical or acceptance standards which may be applicable, an international set of quality standards has been promulgated, generally for future implementation, by the International Standardization Organization.

  The Company has, in the past, been able to comply with all technical and acceptance standards necessary to consummate sales and intends, in the future, to take such steps as are prudent and necessary, depending upon the circumstances, to meet technical and other standards prescribed by UltraPhone system customers or applicable to orders received.

Research and Development; Engineering Services

  In order to expand its research and development activities and to obtain access to B-CDMA technology, the Company, in October 1992, acquired SCS Mobilecom, Inc. and SCS Telecom, Inc. (hereinafter collectively referred to as "SCS"), companies primarily engaged in CDMA communications interface research and development associated with digital wireless telecommunications applications. The founder of SCS is a pioneer in spread spectrum technology research. Prior to its acquisition, SCS had conducted field tests using B-CDMA prototypes for use in PCS applications. As a result of the SCS acquisition, the Company acquired United States patents and patent applications covering various aspects of digital wireless communications technology to supplement its existing patents covering digital wireless technology. The Company currently employs 56 people as part of its B-CDMA technology development, and additionally utilizes the efforts of outside engineering resources and engineering contributions from its partners. The Company expects to continue to hire more individuals to facilitate its currently planned objectives. As part of the Company's second and third phase of B-CDMA technology development and product commercialization, the Company will require substantially more technical and administrative support and marketing resources and higher levels of sustained efforts for the next several years.

  The Company's TDMA engineering and UltraPhone system development projects currently engage 40 employees as well as additional outside resources. The Company currently expects that it will have to increase the level of resources devoted to these projects in order to maintain and improve the competitive position of the UltraPhone system.

  The Company has historically offered certain research, engineering, marketing or training services to third parties, including private industry and United States Government agencies. During 1995, the Company substantially withdrew from the contract engineering market in order to focus on its other core business activities.

Siemens Agreements

  On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were conditionally amended in February 1996 in connection with the Samsung alliance. The amendments will be effective upon the effectiveness of the Samsung agreements. (See "Samsung Agreements").

  As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $14.8 million has been paid through December 31, 1995. In connection with the Samsung alliance, the Company and Siemens agreed to defer the December 31, 1995 payment at least until March 31, 1996, and to consider offsetting all or a portion of such payment against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. The Company did not recognize any revenue related to the Siemens agreements in 1994. In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995, the Company recognized $13.6 million of the revenue under this agreement based on the progress of the completed work. The remaining $6.4 million of revenue is expected to be recognized through December 1996, the expected date of completion of functional testing at the system component level.

  Under the UltraPhone OEM Purchase Agreement, Siemens is obligated to purchase its requirement of wireless local loop products for certain specified applications from the Company on an OEM basis through December 1999. Certain affiliates of Siemens have also been granted the right, but are not obligated, to purchase on an OEM basis under the agreement.

  Under the TDMA/CDMA Development and Technical Assistance Agreement: (i) Siemens will provide technical assistance to accelerate the commercialization and deployment of the Company's B-CDMA technology, and (ii) the parties may develop UltraPhone product improvements and enhancements. The agreement, as amended, provides that, subject to pre-existing commitments (if any), Siemens will (A) share together with InterDigital and Samsung, an exclusive royalty-bearing license for the Company's know-how associated with the B-CDMA Application Specific Integrated Circuit ("ASIC") chip (other than ASIC applications know-how), and a similar exclusive license to certain other B-CDMA product design technology which will become non-exclusive one year after certain development goals are accomplished, and (B) have a non-exclusive royalty-bearing license with respect to other B-CDMA know-how. Pursuant to the know-how licenses, Siemens is obligated to pay to the Company a running royalty of 5% of all sales of B-CDMA equipment worldwide which incorporates B-CDMA ASICs or otherwise incorporates B-CDMA know-how. Siemens also has the option to purchase B-CDMA ASICs and products from the Company. InterDigital will continue to maintain the right to sell ASIC chips to other telecommunications manufacturers and/or license certain specified non-ASIC specific technology and know-how embodied in the B-CDMA systems, together with ASIC applications know-how. In addition, under the Patent License Agreement, the Company has granted Siemens a non-exclusive, world-wide, paid-up, perpetual license for the life of InterDigital's TDMA and B-CDMA patents, and Siemens has granted InterDigital a reciprocal, non-exclusive, world-wide, paid-up, perpetual license for the life of Siemens TDMA and CDMA patents.

Samsung Agreements

  On February 9, 1996, the Company entered into a series of executory agreements with Samsung and conditionally amended its agreements with Siemens as a second major step in implementing its alliance strategy. The effectiveness of the Samsung Agreements is conditioned upon, among other things, Samsung's receipt of certain regulatory approvals and the receipt of funds due from Samsung upon such approvals. Samsung may, by prior written notice to the Company, void the Samsung agreements and Samsung's obligations thereunder if the approvals are not secured within the time frame specified in the agreements.

  Under the various agreements, Samsung will be obligated to make payments to the Company in excess of $35 million (of which approximately one-half will constitute royalty prepayment), less applicable withholding taxes, on or before June 15, 1996. The Company, in turn, will be obligated to make certain payments to Siemens which will provide additional technical assistance in conjunction with such payment. The net amount to be received by the Company is expected to be approximately $28 million. Samsung will also be obligated to provide engineering manpower to the alliance for the development of the Company's B-CDMA technology.

  Samsung will receive from InterDigital royalty bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technology and will be licensed to use certain InterDigital trademarks. InterDigital and Samsung anticipate that Samsung may manufacture and sell privately labeled UltraPhone systems and may become a significant UltraPhone supplier to InterDigital, which would take advantage of Samsung's expertise in low cost, high quality manufacturing.

Technology and Patent Licensing

  General. In February 1992, the Company transferred all of its patents, patent applications and rights to file patent applications on certain future inventions to ITC, a wholly-owned subsidiary of InterDigital Patents Corporation ("Patents Corp."), a subsidiary of the Company. In December 1992, Patents Corp. sold approximately 6% of its common stock in a private offering in order to fund patent procurement, maintenance, licensing and enforcement activities, resulting in net proceeds of approximately $5.2 million. ITC currently holds 65 United States patents relating specifically to digital wireless spectrum-efficient radiotelephony technology (both TDMA and CDMA) which expire at various times beginning in 2004. ITC has also obtained patents, mostly related to TDMA technologies, in 36 foreign countries. Thirty-eight other patent applications have been filed by ITC in the United States Patent and Trademark Office and 160 other patent applications have been filed in numerous foreign countries throughout the world, relating variously to the CDMA and TDMA technologies. ITC's patents have effective terms that range between 14 to 20 years.

  In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. In addition, in the normal course of business, third parties have asserted, and may assert in the future, that the Company is engaged in the infringing use of a third party's patents or proprietary technology. If any such third party successfully asserts that the Company is engaged in any such infringing use, the Company may be required to contest the validity of such patents or proprietary technology, to acquire licenses to use the patented or proprietary technology and/or to redesign the Company's products to avoid further infringement. The cost of enforcing and protecting the patent portfolio can be significant.

  Patent Licensing Activities. As part of its licensing strategy, ITC has identified non-licensed entities which it believes are infringing its TDMA patents, and ITC has undertaken a program, the ultimate objective of which is the realization of licensing revenues from its patent portfolio. ITC intends to pursue such revenues through a process of negotiation and, when necessary, litigation. ITC generally seeks to license its patents on reasonable terms and conditions, including reasonable royalty rates. ITC believes that making its patented digital wireless technologies available to third parties will provide a potentially significant source of revenue. In 1990, the initial digital cellular telephone standard known as IS-54 employing TDMA technology was jointly adopted by the Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA") as an interim standard. ITC believes that licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with the TIA/EIA/IS-54-B Cellular System Dual-Mode Mobile Station-Base Station Compatibility Standard (the "IS-54-B Standard") and the 800 MHz Cellular System, TDMA Radio Interface, Dual-Mode Mobile Station Base Station Compatibility Standard (the "IS-136 Standard"). Currently, numerous manufacturers supply digital cellular equipment conforming to standards employing TDMA technology, such as the North American IS-54-B, Japanese JDC and European GSM standards.

  ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems, AT&T, Siemens, Matsushita, Sanyo, Pacific Communications Systems ("HNS"), Mitsubishi, Hitachi, Kokusai, OKI Electric Industry Company, and upon effectiveness of the Samsung Agreements, Samsung. The OKI agreement was the result of a settlement of litigation filed by ITC in 1993. The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

  In 1994, ITC also entered into a CDMA cross-license agreement with Qualcomm Incorporated to settle litigation filed in 1993. In return for a one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, royalty free, worldwide license to use and sublicense certain specified and existing ITC CDMA patents (including related divisional and continuation patents) to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense certain of ITC's licensed CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payment to ITC. Neither ITC's patents concerning cellular overlay and interference cancellation nor its current inventions are licensed to Qualcomm. Under the settlement, Qualcomm granted to InterDigital a royalty-free license to use and to sublicense the patent that Qualcomm had asserted against InterDigital and a royalty-bearing license to use certain Qualcomm CDMA patents in InterDigital's B-CDMA products, if needed. InterDigital does not believe that it will be necessary to use any of Qualcomm's royalty-bearing or non-licensed patents in its B-CDMA system. In addition, Qualcomm agreed, subject certain restrictions, to license certain CDMA patents on a royalty bearing basis to those InterDigital customers that desire to use Qualcomm's patents. The license to InterDigital does not apply to IS-95-type systems, or to satellite systems. Certain of Qualcomm's patents, relating to key IS-95 features such as soft and softer hand-off, variable rate vocoding, and orthogonal (Walsh) coding, are not licensed to InterDigital.

  Patent Litigation

  In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)). The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas which was granted by the Court. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. On October 8, 1993, the District Court for the Eastern District of Virginia granted the motion to transfer that was filed by Ericsson Radio and Ericsson GE. Both Ericsson actions have been consolidated and are scheduled to go forward in the United States Federal District Court for the Northern District of Texas. ITC agreed to the dismissal without prejudice of LM Ericsson. In July, 1994, ITC filed a motion to transfer the Texas action to the United States District Court for the District of Delaware which was denied. At the request and with the consent of the parties, the District Judge has executed an order extending a stay of the proceedings until April 23, 1996. The Company anticipates that if the present stay is not further extended, discovery will resume and the parties will proceed to trial some time in 1997.

  In October 1993, Motorola, Inc. filed an action against ITC in the United States District Court for the District of Delaware seeking the court's declaration that Motorola's products do not infringe certain ITC patents and that these patents are invalid and unenforceable. ITC filed an answer and counterclaims seeking a jury's determination that in making, selling or using and/or participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Motorola has infringed, contributed to the infringement of and/or induced the infringement of certain ITC patents. ITC also sought preliminary and permanent injunctions against Motorola from further infringement and sought damages. A trial was held in United States District Court for the District of Delaware (Civil Action No. 94-73 (D. Del.)) on the issue of validity and infringement of 24 patent claims involving four ITC patents, U.S. Patent Nos. 4,675,863; 4,817,089; 5,119,375 and 4,912,705. By stipulation of the parties, the case was limited to certain TDMA products made, used and/or sold by Motorola.

  On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if construed to be infringed, are invalid. Motorola has filed a motion requesting attorney's fees and expenses aggregating between $6 and $7 million. The Company has filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial, and, if that motion is unsuccessful, intends to appeal the jury verdict to the U.S. Court of Appeals of the Federal Circuit. On December 28,

1995, the court denied Motorola's motion for attorneys fees as being premature. The other motion remains pending. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial.

  ITC has filed patent applications in numerous foreign countries. Typical of the processes involved in the issuance of foreign patents, Philips, Alcatel and Siemens each filed petitions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. On October 19, 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent. An appeal was filed by Philips, Alcatel and Siemens and additional arguments have been made based upon prior art not previously considered by the patent office. Siemens has since withdrawn from the proceeding. A formal hearing on this matter is scheduled for June 1996. ITC is and may from time to time be subject to additional challenges with respect to its patents and patent applications in foreign countries. Although no assurance can be given as to the eventual outcome of these patent challenges, ITC intends to vigorously defend its patents. If any of these patents are revoked, ITC's patent licensing opportunities in such relevant foreign countries, and possibly in other countries, could be materially and adversely affected.

Rural Telephone Operating Company Business

  In 1991, the Company acquired a 50% interest in Rico Telephone Company ("Rico"), and later in 1991, the Company acquired Haviland Telephone Company ("Haviland"), a Kansas-based company, which owns 12 distinct but nearly contiguous local telephone service exchanges stretching from the suburbs of Wichita, Kansas towards the environs of Dodge City, Kansas. Haviland and Rico together serve approximately 3,700 basic telephone subscribers and provide certain other communications-related services. The Company sold its interests in Rico and Haviland in 1994.

Government Regulation and Industry Standards

  The telecommunications industry in general is subject to continued regulation on the federal, state and international levels. The sale of telecommunications equipment, such as the UltraPhone telephone system, is regulated in the United States and in many countries, primarily to ensure compliance with federal technical standards for interconnection, radio emissions and non-interference (i.e. type acceptance of a particular product). The Company generally designs and builds UltraPhone equipment in accordance with such industry regulations and standards as may be appropriate.

Employees

  As of March 15, 1996 the Company had 183 full-time employees. In addition, the services of consultants and part-time employees are utilized. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be good. A breakdown of the Company's full-time employees by functional area is as follows:


                                                                NUMBER OF
                       FUNCTIONAL AREA                          EMPLOYEES
                       ---------------                          ---------

                Sales and Marketing                                 11
                Customer Support                                    24
                Manufacturing                                       26
                Research and Development                            96
                Patent Licensing                                     2
                Corporate and Administration                        24
                                                               --------
                      Total                                        183
                                                               ========

Executive Officers of the Company

  The Executive Officers of the Company are:

            NAME                AGE                    POSITION
            ----                ---                    --------

William J. Burns                 67    Chairman and Chief Executive Officer
William A. Doyle                 46    President
Howard  E. Goldberg              50    Executive Vice President, General Counsel
                                       and Secretary
James W. Garrison                39    Vice President - Finance, Chief Financial
                                       Officer and Treasurer


  William J. Burns has been a director of the Company since June 1990; he was named Chairman of the Board in May 1994 and Chief Executive Officer in November 1994. He has been a self-employed investor and financial consultant for the last 15 years. He has an extensive background in financing and management.

  William A. Doyle was promoted to President in November 1994. Previously, Mr. Doyle had been Executive Vice President and Chief Administrative Officer since February 1994. Prior to February 1994, Mr. Doyle had served as Vice President, General Counsel and Secretary of the Company from March 1991. From October 1987 to March 1991, Mr. Doyle served as Vice President, General Counsel and Secretary of Environmental Control Group, Inc., a publicly traded company involved in the environmental remediation business.

  Howard E. Goldberg was promoted to Vice President, General Counsel and Secretary in December 1994 and to Executive Vice President in May 1995. Prior thereto Mr. Goldberg served the Company in various consulting and full time employment capacities from April 1993, including the position of Vice President
- - Legal immediately prior to the most recent appointments. Prior to joining the Company, Mr. Goldberg served as Vice President, General Counsel and Secretary of Environmental Control Group, Inc. from March 1991. From August 1986 to March 1991, Mr. Goldberg was an associate, primarily engaged in the practice of securities and corporate law with Fox, Rothschild, O'Brien & Frankel in Philadelphia, Pennsylvania. Immediately prior to joining Fox, Rothschild,
O'Brien & Frankel, Mr. Goldberg served as Special Counsel, Office of International Corporate Finance, in the Division of Corporate Finance,
Securities and Exchange Commission, Washington, D.C.

  James W. Garrison was elected Vice President of Finance, Chief Financial Officer and Treasurer effective December 1994. During the period from July 1994 through December 1994, Mr. Garrison served as Acting Chief Financial Officer. Mr. Garrison joined the Company as Corporate Controller in August 1992. Immediately prior thereto, Mr. Garrison was Controller of Horizon Cellular Telephone Company from October 1990 to August 1992. From August 1987 to October 1990, Mr. Garrison served as Vice President of Finance for Avant-Garde Computing Inc., having succeeded to such position after serving as Controller from 1982 to 1987. Mr. Garrison is a Certified Public Accountant who served as a Public Accountant with Arthur Andersen & Co.


The Company's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified.

Item 2. PROPERTIES

  The Company leases two facilities with an aggregate of approximately 65,000 square feet of office space and assembly facilities in King of Prussia, Pennsylvania with terms expiring in 2000 at an aggregate annual cost of approximately $610,000, plus annual operating expenses of approximately $375,000. The Company has entered into a Purchase and Sale Agreement to buy one of its current Pennsylvania facilities, comprising 50,000 square feet and representing $375,000 annual rental and $275,000 annual operating costs. The purchase cost will be approximately $4 million, of which $2.8 million is expected to be funded by a mortgage loan. Completion of the purchase transaction is subject to customary due diligence procedures and is expected to occur during the second quarter of fiscal year 1996. The remaining 15,000 square feet of space in King of Prussia, Pennsylvania was vacated as part of a consolidation of the Company's King of Prussia facilities. The Company is actively pursuing a sublessee for the space. Also, the Company leases 15,000 square feet of office space in Great Neck, New York at an annual cost of approximately $320,000. The Company anticipates it will need approximately 25,000 to 30,000 square feet at its New York facility and is currently exploring alternative site options to fulfill those needs. In the event of a substantial increase in sales, additional production and warehousing facilities may be required.

Item 3. LEGAL PROCEEDINGS


  On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions:
(1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). On April 25, 1995, the Court entered an order certifying the case as a class action. The Company believes that the complaint is without merit and intends to contest it vigorously. The Company filed a motion for summary judgment in June 1995 and a reply brief to the plaintiff's motion for summary judgment in July 1995. Oral arguments on the motion were held in August 1995. On September 13, 1995, the Court entered an order directing that all summary judgment matters be submitted prior to the adjudication of defendants' motion. Accordingly, the Court denied defendants' motion without prejudice so that defendants could submit a supplemental brief and expert report. The defendants filed these papers on October 6, 1995, adding an additional basis for the motion to the effect that there was no statistically significant change in the stock price when the "true" facts came out, indicating that as a matter of law, there were no material misstatements or omissions. On February 6 1996, the court denied defendants' motion for summary judgment. The court has placed the case on the trial calendar for July 1996.

  The Company is additionally both plaintiff and defendant in certain litigation relating to its patents. See Item 1. "Business-Technology and Patent Licensing" of this Form 10-K.

  In addition to litigation associated with patent enforcement and licensing activities and the litigation described above, the Company is a party to certain other legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that the ultimate outcome of these other actions will not materially affect the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The following table sets forth the range of the high and low sales prices of the Company's Common Stock as reported by the American Stock Exchange.

1995                                  High                    Low
                                      ----                    ---
          First Quarter              12 7/8                    5
          Second Quarter              7 7/8                  5 5/8
          Third Quarter              9 3/16                  6 3/8
          Fourth Quarter              9 1/2                 6 7/16

                                      High                    Low
                                      ----                    ---
1994
          First Quarter               5 5/8                  3 3/4
          Second Quarter              5 5/8                  2 1/2
          Third Quarter               4 1/4                    2
          Fourth Quarter              7 7/8                  2 3/4


  As of March 22, 1996, there were approximately 2,700 holders of record of the Company's Common Stock.

  The Company has not paid cash dividends on its Common Stock since inception. It is anticipated that, in the foreseeable further, no cash dividends will be paid on the Common Stock and any cash otherwise available for such dividends will be reinvested in the Company's business. The payment of cash dividends will depend on the earnings of the Company, the prior dividend requirements on its remaining series of Preferred Stock and other Preferred Stock which may be issued in the future, the Company's capital requirements, restrictions in loan agreements and other factors considered relevant by the Board of Directors of the Company.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                     1991        1992(1)        1993          1994           1995
                                                                  ---------     ---------     ---------     ---------     ---------
Consolidated Statement of Operations Data
 (in thousands, expect per share data)(6)
 Revenues:
     UltraPhone                                                   $  31,482     $  34,348     $  11,748     $  20,086     $  16,581
     Licensing and Alliance                                            --           3,015          --          28,709        67,693
     Contract services                                                2,140         2,347         1,551         1,171           681
                                                                  ---------     ---------     ---------     ---------     ---------
  Total revenues                                                     33,622        39,710        13,299        49,966        84,955
  Nonrecurring items (2)                                                925       (15,088)         --            --            --
  Income (loss) from continuing operations                           (6,179)      (20,342)      (32,929)      (13,753)       34,605
  Discontinued operations (6)                                           (60)       (2,283)       (1,728)         (295)         --
  Net income (loss) before preferred dividends                       (6,239)      (22,625)      (34,657)      (14,048)       34,605
  Net income (loss) applicable to common shareholders             $  (7,743)    $ (22,917)    $ (34,939)    $ (14,330)       34,340
                                                                  =========     =========     =========     =========     =========
  Net income (loss) per share
    Net income (loss) from continuing operations                  $   (0.39)    $   (0.86)    $   (1.05)    $   (0.37)    $    0.74
    Net income (loss) - discontinued operations                        --           (0.09)        (0.06)        (0.01)         --
                                                                  ---------     ---------     ---------     ---------     ---------
    Net income (loss) per common share                            $   (0.39)    $   (0.95)    $   (1.11)    $   (0.38)    $    0.74
                                                                  =========     =========     =========     =========     =========
  Weighted average number of shares
     outstanding                                                     19,828        24,113        31,515        37,463        46,503
                                                                  =========     =========     =========     =========     =========
Operations and Other Data:
  Number of UltraPhone systems sold                                      50            45            10            34            25
  Number of UltraPhone subscriber stations sold                       5,826         7,160         2,304         8,570         5,474



                                                                     1991         1992          1993          1994           1995
                                                                  ---------     ---------     ---------     ---------     ---------
Consolidated Balance Sheet Data (in thousands):
  Cash and cash equivalents (3)                                   $   4,595     $   9,146     $   8,211     $   6,264     $   9,427
  Short Term Investments                                               --            --            --            --          55,060
  Working capital (deficit)                                          (3,248)       10,340)        8,064        10,118        59,008
  Total assets                                                       15,031        35,550        32,326        43,830        83,167
  Short-term debt (4)                                                 1,194           154           256           233           430
  Long-term debt                                                        158           150           650           520           631
  Accumulated deficit                                              (112,479)     (135,396)     (170,335)     (184,665)     (150,325)
  Total shareholders' equity (5)                                      1,806        15,056        14,004        14,872        62,440


- ---------------------------------------

(1) Includes the results of operations of SCS from October 15, 1992, the respective date of acquisition by the Company.

(2) Nonrecurring items for 1991 include a gain of $8,125,000 on the sale of a cellular license and a loss of $7,200,000 on the cancellation of a purchase commitment. See Note 7 to "Notes to Consolidated Financial Statements". Nonrecurring items for 1992 include the expensing of $13,120,000 of research and development costs acquired as part of the acquisition of SCS and a loss of $1,968,000 on a revaluation of equipment acquired as part of a cancellation of the purchase commitment referred to above. See Note 7 to "Notes to Consolidated Financial Statements".

(3)  Including $6,710,000, $2,424,000, $471,000 and $1,200,000 of restricted cash as at December 31, 1992, 1993, 1994 and 1995, respectively. See Note 2 to "Notes to Consolidated Financial Statements".

(4)  Includes the current portion of long-term debt.

(5) The Company has not declared or paid any dividends on the Common Stock since its inception.

(6) The accompanying selected financial data has been restated to present the Company's TELCO operations as discontinued operations. See Note 6 to "Notes to Consolidated Financial Statements".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and 1995, UltraPhone system revenues were significantly lower than in 1992; losses increased significantly in 1993 and 1994 as a result of the decline in UltraPhone revenues and gross margins and other increases in costs, such as the increased investment in B-CDMA research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. During 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, the Company recognized $67.7 million of licensing and alliance revenue enabling the Company to report its first profitable fiscal year since its inception. The Company was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. The variability of 1995 quarterly operating results was due to the revenue related to one-time license agreements. The Company expects such variability to continue until recurring royalties are due under such agreements.

  Historically through 1994, InterDigital's primary source of revenue was derived from sales of the UltraPhone digital wireless local loop telephone system. In recent years, foreign sales have represented a majority of the sales of UltraPhone systems, and it is anticipated that foreign sales will represent a majority of UltraPhone system sales for the foreseeable future. UltraPhone system sales have, on a historical basis, varied significantly from quarter to quarter due to the concentration of revenues from the Company's largest customers over a few fiscal quarters. See Note 4 to "Notes to Consolidated Financial Statements". Additionally, the Company expects that it may continue to experience significant fluctuations in quarterly and annual revenues and operating results due to variations in the amount and timing of license and alliance-related revenue. Accordingly, the Company's cash flow may be expected to fluctuate significantly for the foreseeable future.

  The Company began to experience a significant decline in UltraPhone system order volume during 1992. Beginning in 1992, competition for sales of wireless telephone systems intensified as providers of both analog and digital cellular systems, many of which have significantly greater resources than the Company, more actively promoted their products for fixed site installations in the Company's target markets. The Company sought to counter these competitive pressures by emphasizing the advantages which it believes the UltraPhone system offers over fixed cellular and other wireless systems, by lowering UltraPhone system prices, and by offering the UltraPhone system through or in conjunction with alliance partners. At the same time, the Company is in the process of restructuring its sales and marketing efforts to focus on multi-year, large-scale telecommunications infrastructure programs in which the UltraPhone would be positioned as a fundamental component in the rural and near-urban telephone networks of such programs.

  In order to support the flexible pricing generally required in multi-year programs, the Company introduced a redesigned central office terminal which expanded base station capacity by over 50% and a significantly lower-priced cluster unit during the last half of 1994 and expects to introduce a more fully-



featured subscriber unit during the first half of 1996. Reductions in product costs would be most fully realized in cluster systems and, to a lesser degree, in other non-cluster configurations in which there is a high ratio of subscriber units to base stations. The Company has experienced and may continue to experience engineering delays in the introduction of its new subscriber unit and/or other new enhancements or features.

  The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurate with price reductions. More specifically, the Company has accepted major orders for 1996 and 1997 delivery (see "Backlog"), and is actively marketing the UltraPhone system in certain opportunities, at sales prices which are expected to generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce product costs, the expected positive effects on vendor pricing of the increased production volume, change orders (including post contract system reconfigurations), post contract add-ons and systems expansions and servicing, as well as follow on orders. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company.

  The inability to competitively approach the aggressive pricing from fixed cellular and other competitors, the significant additional complexities of, and time required in, competing for large scale programs, as well as the restructuring of the sales force, have all adversely impacted order volume and revenues since 1993. Delays in introduction of the new subscriber unit may further adversely affect order volume and timing of revenue recognition, including timing of revenue recognition from the two major orders currently in backlog (see "Backlog"). The Company is continuing to adjust its sales and marketing strategies by focusing its direct efforts, improving its UltraPhone system distribution network and pursuing various alliance partners. The Company entered into its first major alliance in December 1994 with Siemens and, on an executory basis, entered into its second major alliance with Samsung in February 1996.

  In addition to the effects of varying selling prices and product materials costs, the Company's gross profit margin ratios are ordinarily affected by the relative proportions of direct and distributor sales, by the average number of subscribers per system sold, by its ability to absorb manufacturing overhead costs through generation of sufficient production volume, and by the field service costs for installation, warranty, training and post-sale support. Consistent with industry practices, distributor commissions have been included in both revenues and cost of sales. Historically, the Company's gross profit margin from UltraPhone system sales has been inadequate to support its operating and other expenses. The low sales volumes experienced in recent years have resulted in production volumes which were inadequate to fully absorb fixed production overhead costs, producing negative gross margins.

  On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that substantial grounds exist to overturn the verdict or grant a new trial, the ultimate resolution of this matter will likely occur in the intermediate to long-term. Until there is a final judicial determination the verdict may adversely affect the Company's level of revenue and potential cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties or specified installment payments under certain of its license agreements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS




  The Company had working capital of $59.0 million at December 31, 1995 compared to working capital of $10.1 million at December 31, 1994. The increase in working capital since December is due primarily to $86.1 million of cash received on patent licensing agreements during 1995 and $13.1 million received from stock option and warrant exercises, offset by operating cash needs of the Company. The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses. Since the fourth quarter of 1994, the Company has generated cumulative operating profits and substantially strengthened its cash position through its alliance and licensing transactions. Proceeds from licensing transactions, paid to ITC, can be made available for uses related to UltraPhone product marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

  Assuming the receipt of certain required regulatory approvals, net proceeds of the presently executory Samsung agreements signed in February 1996 are expected to be approximately $28 million and are expected to be fully realized by the end of the second quarter of 1996.

  Demands on working capital in 1996 and beyond are expected to increase. The Company expects to significantly increase its B-CDMA technology development expenditures to commercialize its technology as soon as possible. As the development effort nears first stage completion, currently anticipated in early 1997, additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Engineering efforts required to support the UltraPhone product are also expected to increase significantly as the Company continues its efforts to reduce the cost of the UltraPhone and increase its market share. Marketing and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program.

  Certain emerging trends associated with product sales could also negatively impact future working capital, should they occur. The Company has not offered vendor financing to prospective customers, instead relying on its efforts to assist prospective customers in obtaining financing from other sources. Should the Company engage in a vendor financing program (it has no current plans to do so), such a program would have a material impact on working capital needs. Many prospective customers have required increasingly significant delivery and performance guarantees of various types, including delay damage clauses, performance bonds and performance guarantees. The working capital required to provide such guarantees could be significant for large orders, and the costs that might be incurred if any such guarantee were called upon, could have a material adverse impact on working capital. The Company obtains some component parts from single sources, while other components are available from multiple sources; changing sources of supply would likely cause a disruption in supply. Any interruption in the supply of quality components could have an adverse impact on working capital.

  The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens and Samsung relationships and the broader alliance strategy, the level of demand and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent enforcement activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements.

  Accordingly, the Company may, at some future date subsequent to 1996, require additional debt or equity capitalization to fully support its technical and product development and marketing activities and to fund its patent enforcement activities. The Company does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. There can be no assurances that the Company will be able to sell any such securities, or, if it can, that it can do so on terms acceptable to the Company.

  The Company recently relocated its Pennsylvania operations and support activities to a new location within the King of Prussia, Pennsylvania area. The Company has entered into an agreement to purchase the new facility. The cost will be approximately $4 million, which sum is expected to be partially financed through an institutional mortgage loan.

  The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1995 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1995 balance sheet.

Changes in Cash Flows and Financial Condition:

  The Company has experienced positive cash flows of $49.4 million from operations during 1995. The positive cash flows from operations are primarily due to the receipt of $86.1 million related to the Company's patent licensing activities offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities.

  Net cash flows from (used by) investing activities for 1995 include investments in property and equipment and other long term assets of $3.8 million. Also included in net cash flows from (used by) investing activities is the Company's investment of $55.1 million of excess funds in short-term, highly liquid securities. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During 1995, the Company generated $12.6 million from financing activities. The funds were primarily generated by the exercise of stock options and warrants.

  Cash and cash equivalents of $9.4 million as of December 31, 1995 includes $1.7 million held by Patents Corp. and $1.2 million of restricted cash. All of the short term investments as of December 31, 1995 were held by ITC. The UltraPhone accounts receivable of $2.8 million at December 31, 1995 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of December 31, 1995, $1.2 million has been collected through March 22 , 1996.

  Inventory levels have decreased at December 31 1995 to $4.9 million from $5.0 million as of December 31, 1994, reflecting the sale of systems, principally to the Company's Indonesian customer. Inventories at December 31, 1994 and December 31, 1995 are stated net of valuation reserves of $7.5 million and $6.9 million, respectively.

  Included in other accrued expenses at December 31, 1995 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the revenues from each revenue category as a percentage of total revenues and gross margins from UltraPhone sales as a percentage of revenues from UltraPhone sales:

                                                  As a % of Total Revenues
                                             ----------------------------------
                                                   Year Ended December 31,
                                             ----------------------------------
                                             1993          1994          1995
                                             -----         -----         -----
Revenues:
  UltraPhone                                  88.3%         40.2%         19.5%
  Licensing and Alliance                      --            57.5          79.7
  Contract services                           11.7           2.3           0.8
                                             -----         -----         -----
      Total revenues                         100.0%        100.0%        100.0%
                                             =====         =====         =====

UltraPhone gross margins                     (85.3)%       (16.8)%        (8.1)%
                                             =====         =====         =====


1995 COMPARED WITH 1994

  Total Revenues. Total revenues in 1995 increased 70% to $85.0 million from $50.0 million in 1994 due to the recognition of $39.0 million of additional licensing revenue in 1995 offset by a decrease in UltraPhone revenues of 17% to $16.6 million from $20.1 million in 1994. License and alliance revenue of $67.7 million in 1995 resulted from license agreements with Mitsubishi, NEC, Hitachi, Kokusai, PCSI and Sanyo. See Item 1. "Business-Technology and Patent Licensing". The remaining license and alliance revenue represents the recognition of $13.6 million of revenue associated with the Siemens alliance. See Item 1. "Business-Siemens Agreements".

  The Company realizes contract services revenue related to its U.S. Federal government and other services contract activity. Such revenues declined 42% to $681,000 in 1995 from $1.2 million in 1994. The Company has substantially completed its withdrawal from this market in order to focus on its other core business activities.

  Cost of UltraPhone Revenues. The cost of UltraPhone sales in 1995 decreased by 24% compared to the 17% decrease in UltraPhone revenues. This resulted in a decrease from $23.4 million in 1994 to $17.9 million in 1995. The Company recorded charges totaling $1.5 million in 1994, to increase its inventory valuation and purchase commitment reserves. The decreased production volume in 1995 required the Company to less fully absorb its fixed production overhead costs. Because of continued competitive pressures and the inability to attain significant volumes of orders and shipments of the modular cluster, materials costs as a percentage of revenues increased in 1995 compared to 1994.

  Contract Services Costs. Contract services costs decreased 47% to $762,000 in 1995 from $1.4 million in 1994. The decrease in margins reflects the lower activity levels and consequent unabsorbed overhead costs associated with the Company's withdrawal from the contract services business.

  Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 21% to $3.6 million in 1995 from $4.5 million in 1994. The decrease is due primarily to decreased sales commission charges on the decreased UltraPhone system revenues as well as the decrease in Company sales personnel reflecting the Company's increased use of in-country, consultants.

  General and administrative expenses decreased 35% to $14.8 million in 1995 from $22.9 million in 1994. Expenses related to the protection and exploitation of the Company's patents, including legal costs, decreased by approximately $3.7 million in 1995 compared to 1994. Expenses for 1994 included the preparation for the Motorola trial as well as litigation expenses incurred in the litigation and settlement with Qualcomm. See Item 1 "Business - Technology and Patent Licensing". Included in the Patents Corp. expenses for 1994 were accounting charges and reserves totaling $2.7 million which represented what the Company believes to be the maximum amount of charges under certain writings subject to varying interpretations which the Company may incur relating to bonus compensation and compensatory options to purchase Patents Corp. common stock claimed by some Patents Corp. officers and employees. The charge relating to the compensatory options was based on the difference between the deemed value for accounting purposes of the shares subject to the options and the exercise price of the option. Expenses for 1995 contain $2.0 million for potential maximum charges under this bonus compensation arrangement. Legal fees and expenses related to litigation and other corporate matters decreased by $1.2 million in 1995 compared to 1994. Expenses for 1994 included a charge of approximately $1.3 million to fully reserve the note receivable related to the 1994 purchase by a third party of three UltraPhone systems originally sold to the Company's Indonesian customer in 1993. General and administrative expenses in 1994 also includes $1.6 million, primarily severance charges, relating to the Company's withdrawal from the contract services market and other reductions in force or terminations. No such charges were incurred in 1995. Expenses for 1995 include a $1.3 million charge for the remaining lease commitments of the space that the Company vacated as part of the move of its King of Prussia facilities. (See Properties.)

  Research and development expenses increased 28% to $9.7 million in 1995 from $7.6 million in 1994. The increase in research and development costs stems from increased number of employees and activity levels as the Company further develops the B-CDMA technology and UltraPhone systems .

  Other Income and Expense. Interest income in 1995 was $3.1 million as compared to $113,000 for 1994. The increase is due primarily to greater average invested cash balances in 1995 compared to 1994 due to the receipt of cash and investment of funds for licensing and alliance revenues. Interest expense for 1995 was $724,000 as compared to $1.5 million for 1994. 1994 expenses include a provision of $975,000 representing additional interest calculated by the Company to be due to HNS. Interest expense for 1994 also included $193,000 of interest expense related to two short-term borrowings during the year of $3.0 and $2.4 million, respectively, and increased charges by vendors. Interest and financing expense in 1995 included a charge for additional interest recorded as part of a settlement of litigation with HNS.

  Minority Interest. The Company recorded $2.5 million as an increase in minority interest in 1995 representing the minority ownership interest in the net income of Patents Corp. for 1995. During 1994, the Company recorded an increase of $878,000 in minority interest representing the minority ownership interest in the net income of Patents Corp for 1994.

  Discontinued Operations. During 1994, the Company had a loss from discontinued operations of $416,000, primarily from the interest expense on the Seller notes and the amortization of goodwill. The Company recognized a $121,000 gain on the sale of the Haviland Telephone Company operations.

1994 COMPARED WITH 1993

  Total Revenues. Total revenues in 1994 increased 276% to $50.0 million from $13.3 million in 1993 due to the recognition of $28.7 million of licensing and alliance revenue in 1994 and an increase in UltraPhone revenues of 71% to $20.1 million from $11.7 million in 1993. No license and alliance revenues were recognized in 1993. License and alliance revenue of $5.5 million in 1994 resulted from the settlement of the Qualcomm litigation. The remaining license and alliance revenue represents non-refundable royalty advances from AT&T and OKI Electric and revenue associated with a patent license granted to Matsushita. See Item 1. "Business - Technology and Patent Licensing".

  The Company realized contract services revenue related to its U.S. Federal government and other services contract activity. Such revenues declined 24.5% to $1.2 million in 1994 from $1.6 million in 1993. The Company has substantially completed its withdrawal from this market in order to focus on its other core business activities.

  Cost of UltraPhone Revenues. The cost of UltraPhone telephone system sales in 1994 increased by only 7.7% compared to the 71% increase in UltraPhone revenues. This resulted in an increase of $1.7 million to $23.5 million in 1994 compared to $21.8 million in 1993. The Company recorded charges totaling $6,750,000 and $1,500,000 in 1993 and 1994, respectively, to increase its inventory valuation and purchase commitment reserves. The increased production volume in 1994 allowed the Company to more fully absorb its fixed production overhead costs. Because of continued competitive pressures and the inability to attain significant volumes of orders and shipments of the newly introduced modular cluster, materials costs as a percentage of revenues increased in 1994 compared to 1993.

  Contract Services Costs. Contract services costs decreased 20.3% to $1.4 million in 1994 from $1.8 million in 1993. The decrease in margins reflects the lower activity levels and consequent unabsorbed overhead costs.

  Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses increased 4.1% to $4.5 million in 1994 from $4.4 million in 1993. The increase is due primarily to increased sales commissions charges on the increased UltraPhone revenues.

  General and administrative expenses increased 110% to $22.9 million in 1994 from $10.9 million in 1993. Expenses related to the protection and exploitation of the Company's patents, including legal costs, increased by approximately $8.1 million in 1994 compared to 1993. See Item 1 "Business - Technology and Patent Licensing". Included in the Patents Corp. expenses for 1994 are accounting charges and reserves totaling $2.7 million which represents what the Company believes to be the maximum amount of charges under certain writings subject to varying interpretations which the Company may incur relating to bonus compensation and compensatory options to purchase Patents Corp. common stock claimed by some Patents Corp. officers and employees. The charge relating to the compensatory options is based on the difference between the deemed value for accounting purposes of the shares subject to the options and the exercise price of the option. Legal fees and expenses related to litigation and other corporate matters increased by $1.4 million in 1994 compared to 1993. Expenses related to the SCS operations that were acquired in October 1992 increased to $1.9 million in 1994 from $1.4 million in 1993. 1994 expenses include a charge of approximately $1.3 million to fully reserve the note receivable related to the 1994 purchase by a third party of three UltraPhone systems originally sold to the Company's Indonesian customer in 1993. The Company is continuing to assist the buyer and received a $100,000 partial payment against the note in March 1995. However, uncertainties related to the buyer's business prospects make further realization of the note questionable. Expenses in 1993 included provisions of $450,000 for losses on accounts receivable related to indeterminate installation delays with one UltraPhone customer and uncertainty in collecting certain contract services revenues. General and administrative expenses in 1994 also includes $1.6 million, primarily severance charges, relating to the Company's withdrawal from the contract services market and other reductions in force or terminations. No such charges were incurred in 1993.

  Research and development expenses increased 7.6% to $7.6 million in 1994 from $7.1 million in 1993. The increase in research and development costs stems from increased number of employees and activity levels as the Company further develops the UltraPhone systems and B-CDMA technology.

  Other Income and Expense. Interest expense for 1994 was $1.5 million as compared to $797,000 for 1993. 1994 expenses include a provision of $975,000 representing additional interest calculated by the Company to be due to HNS. Interest expense for 1994 also included $193,000 of interest expense related to two short-term borrowings during the year of $3.0 and $2.4 million, respectively, and increased charges by vendors. Interest and financing expense in 1993 included charges of $380,000 incurred as a result of the withdrawal of a proposed public sale of securities.

  Minority Interest. The Company recorded $878,000 as an increase in minority interest in 1994 representing the minority ownership interest in the net income of Patents Corp. for 1994. During 1993, the Company recorded a reduction of $178,000 in minority interest representing the minority ownership interest in the net loss of Patents Corp.

  Discontinued Operations. During 1994, the Company had a loss from discontinued operations of $416,000, primarily from the interest expense on the Seller notes and the amortization of goodwill. The Company recognized a $121,000 gain on the sale of the Haviland Telephone Company operations.

BACKLOG

   At March 22, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $56.4 million, which includes one order from the Company's Philippine customer for $17.9 million and another order from its Indonesian customer for $36.8 million. Over $20 million of the backlog is expected to be delivered during fiscal year 1996 with the balance expected to be delivered during fiscal 1997. At March 20, 1995, the Company's backlog of orders for UltraPhone telephone equipment and services was $4.9 million, which included an order of $3.3 million from one customer. See "Overview".

Statement Pursuant to The Private Securities Litigation Reform Act of 1995

  The foregoing Management's Discussion and Analysis and discussion of the Company's business contains various statements which are forward-looking statements. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995.

  The Company cautions readers that the following important factors, among others, in some cases have affected and, in the future, could materially adversely affect the Company's actual results and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by, or on behalf of, the Company:

      General and specific economic conditions of the Company's customers, potential customers and the wireless communications industry; reversal of or slow-down in anticipated TELCO infrastructure spending, thereby decreasing overall product demand below present forecasts; implementation delay in the conversion from analog cellular technology to digital cellular technology, whether caused by continuing sufficiency of capacity, new methods for increasing analog capacity or customer funding, unwillingness of TELCOs to fund infrastructure replacement or for other reasons.

      The effects of, and changes in, foreign trade, monetary and fiscal policies, laws and regulations, other activities of foreign governments, agencies and similar organizations, and foreign social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, adverse foreign tax consequences, general delays in remittance and difficulties of collection of foreign payments, efforts to nationalize foreign owned operations, unstable governments and legal systems, and inter-governmental disputes, as well as foreign governmental actions affecting frequency, use and availability, type acceptance, spectrum authorizations and licensing.

      Failure to enter additional sufficient strategic alliances necessary to achieve the Company's business objectives; failure to fully and successfully implement the alliance program; inadequacy or inability of alliance partners to meet Company expectations; failure of alliance partners to meet contractual obligations to the Company.

      Lack of existing lines of credit to draw on to support technical and product development and to fund patent enforcement activities, requiring the possible sale of debt or equity securities.

      The growth in the amount of, and the rate of increase of, the Company's selling, general and administrative expenses.

      Difficulties in the Company's business related to the market acceptance of its products and/or technologies and any difficulties experienced by current or future customers using the Company's products and/or technologies.

      Inability to retain existing, and/or hire new, appropriately qualified administrative, sales and marketing personnel.

      Increased and/or more aggressive marketing of competitive wireless communications systems, in many cases by much larger and better financed organizations.

      Announcements of new products or technologies by the Company's competitors; the ability of competitive products to achieve a perceived, absolute or relative overall value advantage when compared to the Company's products or technologies on the basis of features, quality and pricing;

    the inability of the Company to keep pace with technological developments and/or respond in a timely manner to changes in customers' needs.

      Increased pressure to engage in a vendor financing program.

      Adverse trends in the equipment acquisition and replacement pattern of the Company's customers.

      Loss of customers.

      Fluctuating demand for the Company's products; additional sudden and significant increases in product orders requiring short term and intermediate term financing.

      Inability of the Company or its customers to secure acceptable financing related to purchase and installation of the Company's products.

      Lack of timely availability of the Company's products and the ability and willingness of purchasers, in such circumstances, to acquire alternative products.

      Imposition of government or industry standards or competitive technological developments which render any of the Company's technologies and/or products obsolete or non-competitive.

      Lack of frequency or bandwidth allocations within the technical specifications of the Company's products or technology; engineering problems in implementing new frequencies or operating with non-standard bandwidths.

      Manufacturing-related problems, including quality, cost or delivery problems with vendors and component suppliers; unavailability of alternative sources for component parts of the Company's products or unavailability of component at competitive prices; longer than desirable development time arising from the necessity to use alternative sources.

      Unanticipated cash flow restrictions, continued or increased pressure to lower the selling prices of the Company's products; failure to realize revenues from orders on backlog; failure to increase future orders for and revenue from UltraPhone products; failure to improve margins; failure to achieve or maintain technical compliance with terms of customer contracts.

      Difficulties or delays in the development, production, testing and marketing of products or underlying communications technologies, including, but not limited to (i) the failure to commercialize new products when anticipated and the failure of manufacturing economies to develop when planned, (ii) loss of the Company's key personnel, or inability to hire sufficient number of qualified engineers to achieve technology development objectives, (iii) the lack of availability or insufficiency of operating, debt, equity or alliance related funds for research necessary to effectively and timely complete product and technology development, or lack of availability on terms acceptable to the Company, and (iv) increased project engineering costs for future and current projects.

      Substantial increased or continuing burdensome impact of the costs and other effects of legal and administrative cases and proceedings (whether civil, such as intellectual property and product-related matters, or criminal), settlements and investigations, claims and changes in those items, developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, including but not limited to assertions that others infringe the Company's or ITC's proprietary rights or that the Company's products infringe proprietary rights of others.


      Failure of the Company to successfully negotiate licensing agreements for the Company's patents and other intellectual property; inability to enforce patents against third parties; inability to enforce, or inadequacy of, non-competition and non-disclosure agreements relating to Company's proprietary rights; adverse decision in the Company's outstanding or any future intellectual property rights litigation, including but not limited to declaration of invalidity of ITC patents.

      Suspension of royalty revenues under existing or future license agreements, with or without the accrual of royalty obligations.

      Adverse effects from the Motorola jury verdict, including but not limited to (i) adverse impacts on the level of revenue and potential cash flow from ITC's patent portfolio (ii) the impairment of the Company's ability to raise funds for general corporate purposes, and (iii) the temporary or permanent impairment of ITC's pending U.S. litigation against Ericsson.

      The failure of the Motorola trial court or appeals courts to reverse, vacate and/or remand the Motorola jury determination, recognizing that, notwithstanding the Company's belief that substantial grounds exist for reversal, vacation and/or remand, the Company carries the burden on appeal and, more often than not, jury determinations are upheld.

      An adverse decision in foreign patenting forums regarding the validity of ITC's patents, which could materially impact ITC patent licensing opportunities.

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         NUMBER

CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants                                 30
   Consolidated Balance Sheets                                              31
   Consolidated Statements of Operations                                    33
   Consolidated Statements of Shareholders' Equity                          34
   Consolidated Statements of Cash Flows                                    35
   Notes to Consolidated Financial Statements                               37

SCHEDULES
  Schedule II - Valuation and Qualifying Accounts                           55
  All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

  We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
March 26, 1996



                                                             Arthur Andersen LLP

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                 DECEMBER 31,   DECEMBER 31,
ASSETS                                                               1994           1995
- ------                                                           ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $471 and $1,200, respectively                        $  6,264       $  9,427
   Short term investments                                              --           55,060
   License fees receivable                                           20,900            400
   Accounts receivable, net of allowance for
      uncollectable accounts of $2,333 and $340, respectively         3,683          2,757
   Inventories                                                        5,014          4,853
   Other current assets                                               1,399          1,474
                                                                   --------       --------
      Total current assets                                           37,260         73,971
                                                                   --------       --------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                            3,780          4,033
   Computer equipment                                                 3,476          3,734
   Furniture and fixtures                                             1,521          1,540
   Leasehold improvements                                               831          1,114
                                                                   --------       --------
                                                                      9,608         10,421
   Less-accumulated depreciation and amortization                    (7,333)        (5,969)
                                                                   --------       --------
      Net property and equipment                                      2,275          4,452
                                                                   --------       --------

OTHER ASSETS:
   Patents, net of accumulated amortization of
      $2,946 and $3,456 respectively                                  2,588          2,405
   Other                                                              1,707          2,339
                                                                   --------       --------
      Total other assets                                              4,295          4,744
                                                                   --------       --------

                                                                   $ 43,830       $ 83,167
                                                                   ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (in thousands)


                                                                   DECEMBER 31,   DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1994            1995
- ------------------------------------                                ---------       ---------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                     $     233       $     430
   Due to Hughes Network Systems, Inc.                                  7,003            --
   Accounts payable                                                     9,536           4,313
   Accrued compensation and related expenses                            2,904           4,335
   Purchase commitment reserve                                          1,304             855
   Deferred revenue                                                       665           1,597
   Income and foreign withholding taxes payable                         1,573             653
   Other accrued expenses                                               3,924           2,780
                                                                    ---------       ---------
     Total current liabilities                                         27,142          14,963
                                                                    ---------       ---------

CAPITAL LEASE OBLIGATIONS                                                 439             631
                                                                    ---------       ---------

OTHER LONG TERM LIABILITIES                                                81           1,323
                                                                    ---------       ---------

MINORITY INTEREST                                                       1,296           3,810
                                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 113 shares and 105 shares
         issued and outstanding                                            11              11
   Common Stock, $.01 par value, 75,000 shares authorized,
       41,811 shares and 44,424 shares issued and
        outstanding                                                       418             444
   Additional paid-in capital                                         199,158         212,310
   Accumulated deficit                                               (184,665)       (150,325)
                                                                    ---------       ---------
                                                                       14,922          62,440
   Deferred compensation                                                  (50)           --
                                                                    ---------       ---------
   Total shareholders' equity                                          14,872          62,440
                                                                    ---------       ---------

                                                                    $  43,830       $  83,167
                                                                    =========       =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                             1993           1994           1995
                                                                           --------       --------       --------
REVENUES:
  UltraPhone                                                               $ 11,748       $ 20,086       $ 16,581
  Licensing and Alliance                                                       --           28,709         67,693
  Contract Services                                                           1,551          1,171            681
                                                                           --------       --------       --------
                                                                             13,299         49,966         84,955
                                                                           --------       --------       --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                                                21,770         23,454         17,932
  Contract service costs                                                      1,793          1,429            762
  Sales and marketing                                                         4,356          4,540          3,597
  General and administrative                                                 10,874         22,884         14,838
  Research and development                                                    7,066          7,603          9,738
                                                                           --------       --------       --------
                                                                             45,859         59,910         46,867
                                                                           --------       --------       --------

    Income (loss) from operations                                           (32,560)        (9,944)        38,088

OTHER INCOME (EXPENSE):
  Interest income                                                               250            113          3,073
  Interest and financing expenses                                              (797)        (1,466)          (724)
                                                                           --------       --------       --------
    Income (loss) from continuing operations before income taxes
       and minority interest                                                (33,107)       (11,297)        40,437

INCOME TAX PROVISION                                                           --           (1,578)        (3,318)
                                                                           --------       --------       --------

    Income (loss) from continuing operations before minority interest       (33,107)       (12,875)        37,119

MINORITY INTEREST                                                               178           (878)        (2,514)
                                                                           --------       --------       --------

    Net income (loss) from continuing operations                            (32,929)       (13,753)        34,605

DISCONTINUED OPERATIONS:
  Loss from operations                                                       (1,728)          (416)          --
  Gain from sale of discontinued operations                                    --              121           --
                                                                           --------       --------       --------

   Net income (loss)                                                        (34,657)       (14,048)        34,605

PREFERRED STOCK DIVIDENDS                                                      (282)          (282)          (265)
                                                                           --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                        $(34,939)      $(14,330)      $ 34,340
                                                                           ========       ========       ========

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS                        $  (1.05)      $  (0.37)      $   0.74
NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS                         (0.06)         (0.01)          --
                                                                           --------       --------       --------

NET INCOME (LOSS) PER COMMON SHARE                                         $  (1.11)      $  (0.38)      $   0.74
                                                                           ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         31,515         37,463         46,503
                                                                           ========       ========       ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                   Convertible
                                                 Preferred Stock              Additional
                                                 ---------------     Common     Paid-In     Accumulated     Deferred
                                                      $2.50        Stock      Capital       Deficit      Compensation    Total
                                                      ------       -----      -------       --------     -------------   -----
BALANCE, DECEMBER 31, 1992                             $11         $278      $150,620      $(135,396)          $(457)     $15,056

     Sales of Restricted Common Stock                   --           68        28,552           --              --         28,620
     Exercise of Common Stock options                   --            4         1,315           --              --          1,319
     Exercise of
                  --          --            151           --              --            151
     Grants of Common Stock and options below
        fair market value                               --          --            183           --              --            183
     Amortization of deferred compensation              --          --           --             --               249          249
     Exchange of Conversion Right on
        Exchangeable Common Stock                       --          --          3,253           --              --          3,253
     Dividend of Common Stock and cash to
        $2.50 Preferred shareholders                    --          --            112           (282)           --           (170)
     Net Loss                                           --          --           --          (34,657)           --        (34,657)

                                              -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                             $11         $350      $184,186      $(170,335)          $(208)     $14,004

     Sales of Restricted Common Stock                   --           63        12,253           --              --         12,316
     Exercise of Common Stock options                   --            3           582           --              --            585
     Conversion of notes payable into
        Common Stock                                    --            1           188           --              --            189
     Amortization of deferred compensation              --          --           --             --               158          158
     Dividend of Common Stock and cash to
        $2.50 Preferred shareholders                    --          --             86           (282)           --           (196)
     Issuance of stock options of subsidiary
        below deemed accounting value net of            --          --          1,598           --              --          1,598
        minority interest
     Sale of Common Stock under Employee                --            1           265           --              --            266
        Stock Purchase Plan
     Net Loss                                           --          --           --          (14,048)           --        (14,048)

                                              -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994                             $11         $418      $199,158      $(184,665)           $(50)    $ 14,872

     Exercise of Common Stock options                   --           19         9,935           --              --          9,954
     Exercise of Common Stock warrants                  --            6         2,933           --              --          2,939
     Amortization of deferred compensation              --          --           --             --                50           50
     Dividend of Common Stock and cash to
        $2.50 Preferred shareholders                    --          --             41           (265)           --           (224)
     Sale of Common Stock under Employee
        Stock Purchase Plan                             --            1           243           --              --            244
     Net Income                                         --          --           --           34,605            --         34,605

                                              -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                             $11         $444      $212,310      $(150,325)      $    --       $ 62,440
                                              ===================================================================================




         The accompanying notes are an integral part of these statements

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       For the year ended December 31,
                                                                   --------------------------------------
                                                                     1993           1994           1995
                                                                   --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss)                                               $(34,657)      $(14,048)      $ 34,605
    Adjustments to reconcile net income(loss) to net
       cash provided by (used for) operating activities-
         Minority interest in subsidiary                               (178)           878          2,514
         Depreciation and amortization                                2,164          1,965          1,740
         Compensation on stock issued
                 and stock options granted                              432          2,108             50
         Provision for inventory reserves                             5,150          1,500           (346)
         Provision for losses on accounts receivable                    635          1,111              7
         Discontinued operations                                      1,728            295           --
         Other                                                       (1,926)            69          1,375
         Decrease (increase) in assets-
                 Receivables                                          4,447        (21,524)        21,419
                 Inventories                                         (8,123)         3,437            507
                 Other current assets                                 1,127           (641)           (75)
         Increase (decrease) in liabilities-
                 Accounts payable                                       532          4,376         (5,223)
                 Reserve for Hughes Network Systems, Inc.               180          1,132         (7,003)
                 Reserve for purchase commitments                     1,600           --             (449)
                 Other accrued expenses                              (1,904)         4,267            299
                                                                   --------       --------       --------

         Net cash provided by (used for) operating activities      $(28,793)      $(15,075)      $ 49,420
                                                                   --------       --------       --------





        The accompanying notes are an integral part of these statements.

                                   (Continued)

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                                   For the year ended December 31,
                                                                 --------------------------------------
                                                                   1993           1994           1995
                                                                 --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                           $   --         $   --         ($55,060)
    Proceeds from sale of discontinued operations                    --            2,555           --
    Additions to property and equipment, net of amounts
       acquired under capital leases and debt agreements of
       $868, $0 and $657, respectively                             (1,224)          (517)        (2,412)
    Additions to patents                                             (600)          (592)          (335)
    Other non-current assets                                         (606)        (1,144)        (1,095)
    Net investing activity of discontinued operations                (491)          --             --
                                                                 --------       --------       --------
    Net cash provided by (used for) investing activities           (2,921)           302        (58,902)
                                                                 --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                 30,101         13,353         13,137
    Proceeds from long-term debt                                       18           --             --
    Payments on long-term debt, including
       capital lease obligations                                     (270)          (153)          (268)
    Cash dividends to minority interest in subsidiary                --             (178)          --
    Cash dividends on preferred stock                                (170)          (196)          (224)
    Net financing activity of discontinued operations               1,100           --             --
                                                                 --------       --------       --------

    Net cash provided by financing activities                      30,779         12,826         12,645
                                                                 --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (935)        (1,947)         3,163

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        9,146          8,211          6,264
                                                                 --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  8,211       $  6,264       $  9,427
                                                                 ========       ========       ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1. BACKGROUND:

  InterDigital develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone revenues accounted for approximately 20% of the total revenues of the Company during 1995. Since 1987, the Company has sold over 235 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $135 million.

  In addition to its UltraPhone telephone system business, the Company, through ITC, is seeking to capitalize upon the revenue potential of the extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with five entities in 1994 and an additional six entities in 1995, the recognition of $28.7 million and $67.7 million of licensing and alliance revenue in 1994 and 1995, respectively, and the initiation of litigation with major telecommunications companies. The Company has also formed two business alliances based upon its TDMA and B-CDMA technologies. (See Notes 2, 3, 4 and 17).

  As an adjunct to its primary business, the Company provides advanced digital wireless research and development services to government and business organizations. During the third quarter of 1994, the Company substantially completed its withdrawal from the contract services market in order to focus on its other core business activities. Beginning in 1991, the Company also provided telecommunications services to businesses and households through the ownership and operation of TELCOs, primarily Haviland, in rural areas of the United States. During 1994, the Company exited this business through the sale of its investments in the TELCOs and accordingly has accounted for the TELCO operations as discontinued operations. (See Note 6).

  Operations of the Company are subject to certain risks and uncertainities, including, but not limited to, uncertainties related to intellectual property rights, the acceptance by customers of the Company's technology, the development and commercialization of new products, uncertainty and volatility of future profitability and access to capital and dependence on alliance arrangements and key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value, and at December 31, 1995 are classified as short-term. At December 31, 1995, all of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1995, there were no significant unrealized holding gains or losses.


  Cash, cash equivalents consisted of the following:


                                                       December 31,
                                               -------------------------
                                               1994                 1995
                                               ----                 ----

  Money market funds and demand accounts    $      124           $     2,096
  Certificates of deposit                          340                   996
  Repurchase agreements                          5,800                 3,955
  Commercial paper                               --                    2,380
                                            ----------           -----------
                                            $    6,264           $     9,427
                                            ==========           ===========



  The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

  Short-term investments available for sale consisted of $40.5 million in government issued discount notes, $2.5 million in municipal securities and $12.1 million in corporate debt securities.

Inventories

  Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on net realizable value.

Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, generally five to ten years.

Patents

  The costs to obtain certain patents for the Company's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over their estimated useful lives, generally 10 years. Amortization was $466,000, $500,000, and $510,000 in 1993, 1994 and 1995, respectively.

Research and Development

  All research and development expenditures are charged to research and development expense in the period incurred, except for immaterial amounts of capitalized software development costs.

Revenue Recognition

  UltraPhone telephone system revenues are recognized upon shipment of systems and upon completion of services.

  The Company through its wholly-owned subsidiary, InterDigital Telecom Inc., provided training and contract engineering services for the United States Government until the discontinuation of these activities in the first half of 1995. Revenues on these contracts were recognized as the services were provided.

  Licensing revenues included in License and Alliance Revenues in both 1994 and 1995 consist entirely of upfront, one-time, non-refundable fees which were recognized at the time of the applicable agreement and excludes royalties required to be paid, when and as sales occur subsequent to 1995, under applicable know-how licenses. Alliance revenues included in License and Alliance Revenues for 1995 include both patent licensing and other types of cooperation agreements. Due to the combined nature of the agreements, revenue is recognized over some performance period based on the nature of the agreement. Recurring royalty revenues under both licensing and alliance agreements may be recognized in the future according to the terms of the agreements. (See Notes 3 and 4).


Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. By policy, the Company places its cash equivalents and short-term investments only with high quality financial institutions and in United States Government obligations. The Company's accounts receivable are derived principally from sales of UltraPhone telephone systems and patent license agreements which provide for deferred and/or installment payments. Approximately 84% of the Company's 1995 UltraPhone telephone system sales were export sales (see Note 4). The Company generally requires a United States dollar irrevocable letter of credit for the full amount of significant foreign sales to be in place at the time of shipment except in cases where, based on previous experience, credit risk is considered to be acceptable.

New Accounting Pronouncements

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill. The Company is required to adopt SFAS No. 121 effective January 1, 1996. The adoption of SFAS No. 121 is not expected to have a material effect on the Company's patents, financial condition or results of operations.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be adopted by the Company in 1996 as required by this statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

Discontinued Operations

  The Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year ended December 31, 1993 have been restated to give effect to discontinued operations accounting for the TELCO operations. (See Note 6).

Net Income (Loss) Per Common Share

  The net income (loss) per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Common stock equivalents have been included in the computation for 1995 since the effect is dilutive. See Exhibit 11, Computation of Net Income
(loss) Per Share Earnings.

Supplemental Cash Flow Information

  The Company paid $2.7 million of foreign withholding, federal, and state income taxes during 1995. Additionally, the Company paid $63,000 of interest during 1995 (excluding interest related to the HNS obligation). Interest and income taxes paid in 1993 and 1994 were not material.

Reclassifications

  Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

3. SIEMENS AGREEMENTS:

  On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were conditionally amended in February 1996 in connection with the Samsung alliance. The amendments will be effective upon the effectiveness of the Samsung agreements. (See Note 17.)

  As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $14.8 million has been paid by December 31, 1995. In connection with the Samsung alliance, the Company and Siemens agreed to defer the December 31, 1995 payment at least until March 31, 1996, and to consider offsetting all or a portion of such payment against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. The Company did not recognize any revenue related to the agreements in 1994. In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995 the Company recognized $13.6 million of the revenue under this agreement based on the progress of the completed work. The remaining $6.4 million of revenue is expected to be recognized through December 1996, the expected date of completion of functional testing at the system component level.

  Under the UltraPhone OEM Purchase Agreement, Siemens is obligated to purchase its requirement of wireless local loop products for certain specified applications from the Company on an OEM basis through December 1999. Certain affiliates of Siemens have also been granted the right, but are not obligated, to purchase on an OEM basis under the agreement.

  Under the TDMA/CDMA Development and Technical Assistance Agreement: (i) Siemens will provide technical assistance to accelerate the commercialization and deployment of the Company's B-CDMA technology, and (ii) the parties may develop UltraPhone product improvements and enhancements. The agreement, as amended, provides that, subject to pre-existing commitments (if any), Siemens will (A) share together with InterDigital and Samsung, an exclusive royalty-bearing license for the Company's know-how associated with the B-CDMA Application Specific Integrated Circuit ("ASIC") chip (other than

ASIC applications know-how), and a similiar exclusive license to certain other B-CDMA product design technology which will become non-exclusive one year after certain development goals are accomplished, and (B) have a non-exclusive royalty-bearing license with respect to other B-CDMA know-how. Pursuant to the know-how licenses, Siemens is obligated to pay to the Company a running royalty of 5% of all sales of B-CDMA equipment worldwide which incorporates B-CDMA ASICs or otherwise incorporates B-CDMA know-how. Siemens shall also have the option to purchase B-CDMA ASICs and products from the Company. InterDigital will continue to maintain the right to sell ASIC chips to other telecommunications manufacturers and/or license certain specified non-ASIC specific technology and know-how embodied in the B-CDMA systems. In addition, under the Patent License Agreement, the Company has granted Siemens a non-exclusive, world-wide, paid-up, perpetual license for the life of InterDigital's TDMA and B-CDMA patents, and Siemens has granted InterDigital a reciprocal, non-exclusive, world-wide, paid-up, perpetual license for the life of Siemens TDMA and CDMA patents.

4. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

UltraPhone Equipment Revenue:

  In 1993, the Company's Indonesian customer (P.T. Amalgam Indocorpora) and Mexican customer (Telefonos de Mexico S.A. de C.V.) represented 18% and 33% of UltraPhone revenues, respectively. During 1994, the Company's Indonesian customer and its Myanmar customer (Myanma Posts and Communications) accounted for 54% and 12% of UltraPhone sales, respectively. During 1995, the Company's Indonesian customer and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of UltraPhone telephone system sales.


  UltraPhone telephone system revenues by geographic area are as follows (in thousands):

                                      1993          1994          1995
                                      ----          ----          ----

Domestic                         $     4,087   $     4,187   $     2,685
Foreign                                7,661        15,899        13,896
                                 ------------  ------------  ------------
                                 $    11,748   $    20,086   $    16,581
                                 ============  ============  ============

Licensing and Alliance Revenue:

  ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems, AT&T, Siemens (see Note 3), Matsushita, Sanyo, Pacific Communications Systems, Mitsubishi, Hitachi, Kokusai, OKI Electric Industry Company, and upon effectiveness of the Samsung Agreements (see
Note 17), Samsung. The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

  The 1995 Licensing and Alliance revenues contain $20.1 million from Mitsubishi and $26.9 million from NEC. The 1994 licensing and alliance revenues contain $20.0 million from Matsushita. Additionally, in 1994, ITC also entered into a CDMA license agreement with Qualcomm Incorporated to settle litigation filed in 1993. In return for one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, royalty free, worldwide license to use and sublicense ITC's existing CDMA patents and certain future CDMA patents to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense ITC's CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payment to ITC.

5. PATENTS CORP.:

  During the fourth quarter of 1992, the Company formed InterDigital Patents Corporation ("Patents Corp.") and contributed to Patents Corp. its entire ownership interest in ITC in return for 100% of its common stock. The Company had previously contributed all of its past, present and future (conceived on or before February 2002) patent rights to ITC. Subsequently, Patents Corp. issued 22 Units in a private placement at $250,000 per Unit, receiving net proceeds of $5.2 million in return for 5.76% of the ownership interest in Patents Corp. Each Unit consisted of 62,500 shares of Patents Corp. Common Stock and warrants to purchase 62,500 of the Company's Common Stock at an exercise price of $5.50 per share. Included in the Patents Corp. expenses for 1994 were accounting charges and reserves totaling $2.7 million which represented the maximum amount of charges under certain writings subject to varying interpretations which the Company believed it may incur relating to bonus compensation and compensatory options to purchase Patents Corp. common stock claimed by some Patents Corp. officers and employees. Expenses for 1995 contain $2.0 million for potential maximum charges under this bonus compensation arrangement. The charge relating to the compensatory options was based on the difference between the deemed value for accounting purposes of the shares subject to the options and the exercise price of the option.

  The proceeds from licensing transactions are paid to ITC. (See Notes 3 and 4). The availability of such funds for uses related to UltraPhone marketing efforts, TDMA or B-CDMA product development efforts or other Company uses is dependent upon such funds being transferred from Patents Corp. to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

6. SALE OF TELEPHONE OPERATING COMPANIES:

  During the first quarter of 1994, the Company committed to a formal plan to sell its interests in the TELCOs and entered into negotiations with interested parties to that end. The Company entered into a definitive agreement to sell the Haviland Telephone Company operations as of September 26, 1994. Proceeds of the sale were $3,050,000 in cash, the assumption of existing liabilities and a $100,000 interest bearing, unsecured note. Collection of the note by the Company is based on certain performance measures of the fiscal 1995 Haviland Telephone Company operations. The Company recognized a gain on the sale of approximately $121,000. The Company sold its remaining TELCO operations in December 1994 for cash proceeds of approximately $250,000, recognizing a gain on the sale of approximately $50,000. The results of operations of the TELCOs for 1993 and 1994 have been classified as discontinued operations.

  Revenues for the TELCO operations were approximately $3.1 million and $2.4 million for the years ended December 1993 and 1994, respectively.

7. HUGHES AGREEMENTS:

  During 1986 and 1987, the Company entered into a series of three commercialization and production agreements with M/A-COM, Inc., which was later acquired and renamed Hughes Network Systems, Inc. ("HNS"). In July 1989, the Company granted to HNS a non-exclusive, worldwide license to use certain of the Company's patented technology in the field of digital cellular telephony in the United States and certain other countries. In February 1992, the Company granted to HNS an additional non-exclusive, royalty bearing, worldwide license to manufacture and sell products based on the Company's TDMA patented technology.

  During 1992, the Company canceled its production agreements, accepted final delivery of certain UltraPhone inventory and purchased certain test equipment from HNS. The applicable cancelation fees and inventory and equipment purchase prices were not paid in full until the settlement of litigation in 1995.

  Effective in June 1995, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with HNS. Under the terms of the Settlement Agreement, the Company paid

HNS $7.5 million, which amount had been substantially previously reserved by the Company, and HNS was granted credits aggregating $900,000 against future royalty and other payment obligations relating to the Company's proprietary TDMA technology ("Credits"). The Credits may be applied to any royalties becoming due to the Company or its affiliates from HNS after the date of the Settlement Agreement pursuant to the two license agreements and any other agreement between HNS and the Company or its affiliates relating to intellectual property rights.

8. INVENTORIES:

                                                     December 31,
                                                  1994        1995
                                                  ----        ----
                                                    (In thousands)

Component parts and work-in-progress            $   3,864    $  4,341
Finished goods                                      1,150         512
                                                ----------  ----------
                                                $   5,014    $  4,853
                                                ==========  ==========

  Inventories are stated net of valuation reserves of $7.5 million and $6.9 million as of December 31, 1994 and 1995, respectively. In addition, inventory purchase commitment reserves were $1.3 million and $855,000 as of December 31, 1994 and 1995, respectively.


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

  During the second quarter of 1994, the Company received $2.4 million in proceeds from the issuance of a series of Promissory Notes. The Notes were collateralized by the proceeds from the sale of Haviland Telephone Company, accrued interest at a rate of 11% which was payable at maturity and had initial terms of 90 days, with original maturities occurring during August and September 1994. At maturity, the holder could elect to have the repayment of principal, in whole or in part, in the form of Common Stock at the conversion price of $3.75 per share. In the event of such election, the Company's obligation to pay interest to noteholders was to be waived. Additionally, as an inducement to enter into the note agreement, the noteholders were granted 280,000 warrants with a term of 10 years and an exercise price of $3.75 per share. As of September 30, 1994, $2.3 million of the Notes were extended in consideration for a reduction in the conversion rate to $1.78 per share and a reduced exercise price in the warrants. As of December 31, 1994, $2.2 million of the Notes had been repaid and $189,000 had converted in exchange for 106,000 shares of Common Stock. Interest expense related to the Notes was $97,000 during 1994.

10. CAPITAL LEASE OBLIGATIONS:

                                  1994               1995
                                  ----               ----
                                         (In thousands)
Capital lease obligations          $   672           $ 1,061
Less -- Current portion               (233)             (430)
                               -----------        ----------
                                   $   439           $   631
                               ===========        ==========

Capitalized lease obligations are payable in monthly installments at various interest rates through 1999. The net book value of the equipment under capitalized lease obligations is $1.0 million.

  Maturities of principal of the capitalized lease obligations as of December 31, 1995 are as follows (in thousands):

                              1996          $  430
                              1997             324
                              1998             246
                              1999              61
                              2000            --
                                            ------
                                            $1,061
                                            ======


11. COMMITMENTS AND CONTINGENCIES:

  The Company has entered into various operating lease agreements, primarily for office, assembly and warehouse space. Total rent expense was $1.4 million, $1.3 million, and $2.5 million for the years ended December 31, 1993, 1994 and 1995, respectively. Minimum future rental payments for operating leases as of December 31, 1995 are as follows (in thousands):


            1996                        $  1,227
            1997                           1,187
            1998                           1,154
            1999                             934
            2000                             527
            2001 and thereafter.            --
                                        --------
                                        $  5,029
                                        ========


  Included in the minimum future rental payments is $375,000 per year for the lease of the Company's new King of Prussia facilities comprising 50,000 square feet. The Company has entered into a Purchase and Sale Agreement to buy the facility. The purchase cost will be approximately $4 million, of which $2.8 million is expected to be funded by a mortgage loan. Completion of the purchase transaction is subject to customary due diligence procedures and is expected to occur during the second quarter of fiscal year 1996.

Sole Source Suppliers

  The Company currently buys several of its base station and subscriber station components from sole source suppliers. Although there are a limited number of manufacturers of the particular components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing amd shipments, a possible loss of sales, and could cause the Company to fail to fulfill certain performance obligations under current customer contracts, which would affect operating results adversely.

12. LITIGATION:

In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)). The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas which was granted by the Court. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. Both Ericsson actions have been consolidated and are scheduled to go forward in the United States Federal District Court for the Northern District of Texas. ITC agreed to the dismissal without prejudice of LM Ericsson. In July, 1994, ITC filed a motion to transfer the Texas action to the United States District Court for the District of Delaware which was denied. At the request and with the consent of the parties, the District Judge has executed an order extending a stay of the proceedings until April 23, 1996. The Company anticipates that if the present stay is not further extended, discovery will resume and the parties will proceed to trial some time in 1997.

  In October 1993, Motorola, Inc. filed an action against ITC in the United States District Court for the District of Delaware seeking the court's declaration that Motorola's products do not infringe certain ITC patents and that these patents are invalid and unenforceable. ITC filed an answer and counterclaims seeking a jury's determination that in making, selling or using and/or participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Motorola has infringed, contributed to the infringement of and/or induced the infringement of certain ITC patents. ITC also sought preliminary and permanent injunctions against Motorola from further infringement and sought damages. A trial was held in United States District Court for the District of Delaware (Civil Action No. 94-73 (D. Del.)) on the issue of validity and infringement of 24 patent claims involving four ITC patents, U.S. Patent Nos. 4,675,863; 4,817,089; 5,119,375 and 4,912,705. By stipulation of the parties, the case was limited to certain TDMA products made, used and/or sold by Motorola.

  On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if construed to be infringed, are invalid. Motorola has filed a motion requesting attorney's fees and costs aggregating between $6 and $7 million. The Company has filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial, and, if that motion is unsuccessful, intends to appeal the jury verdict to the U.S. Court of Appeals of the Federal Circuit. On December 28, 1995, the court denied Motorola's motion for attorneys fees as being premature. The other motion remains pending. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial.

On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions:
(1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). On April 25, 1995, the Court entered an order certifying the case as a class action. The Company believes that the complaint is without merit and intends to contest it vigorously. The Company filed a motion for summary judgment in June 1995 and a reply brief to the plaintiffs motion for summary judgment in July 1995. Oral arguments on the motion were held in August 1995. On September 13, 1995, the Court entered an order directing that all summary judgment matters be submitted prior to the adjudication of defendants' motion. Accordingly, the Court denied defendants' motion without prejudice so that defendants could submit a supplemental brief and expert report. The defendants filed these papers on October 16, 1995, adding an additional basis for the motion to the effect that there was no statistically significant change in the stock price when the "true" facts came out, indicating that as a matter of law, there were no material misstatements or omissions. On February 6, 1996, the court denied defendants motion for summary judgment. The court has placed the case on the trial calendar for July 1996.

  In connection with ITC's various patent infringement lawsuits, Patents Corp. has entered into several contingent fee arrangements, principally with outside legal counsel. In the event of a successful outcome in any of the various lawsuits, as defined in the agreements, Patents Corp. would owe additional fees to its service providers. No provision has been made in either the 1994 or 1995 financial statements for such contingent fee arrangements.

13. PREFERRED STOCK:

  In 1989, HNS purchased 400,000 shares of the Company's $3.00 Convertible Preferred Stock (the $3.00 Preferred) for $10.0 million, net of $14,000 in expenses. Of this amount, $4.8 million was used to repay a portion of the amount due to HNS (see Note 7). In connection with this transaction HNS received a warrant exercisable for four years, commencing July 1, 1990, to purchase 200,000 shares of Common Stock at $10.77 per share. In March 1992, HNS converted the $3.00 Preferred into 1,064,000 shares of Common Stock. In connection with this conversion, the Company reduced the conversion price from $10.34 per share to $9.40 per share and accelerated the expiration date of the above warrants to 90 days from the date the Common Stock and warrants were registered. The warrants were not exercised and have expired.

  The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by the Board, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the election of the Company (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event the Company fails to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion price of $12 per share (subject to adjustment under certain conditions). In 1993, 1994 and 1995, the Company declared and paid dividends on the $2.50 Convertible Preferred Stock of $282,000, $282,000 and $265,000, respectively. These dividends, were paid with cash of $170,000, $196,000, and $224,000, and 17,455, 20,593 and 5,765 shares of Common Stock, respectively.

  Upon any liquidation, dissolution or winding up of the Company, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from the Company's assets available for distributions to shareholders, $25 per share plus all dividends accrued, before any distribution is made to the Common shareholders. After such payment, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of $2.50 Convertible Preferred Stock is $25.50 per share through May 31, 1996, plus all accrued and unpaid dividends. The redemption price of $25.50 per share will decrease $.25 per share for each succeeding 12-month period until the redemption price is fixed at $25 per share on June 1, 1997, and thereafter.

  The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to the Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or on a parity with the $2.50 Preferred, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semiannual dividends on the $2.50 Preferred are not paid by the Company, the holders of the Preferred, separately voting as a class, will be entitled to elect one additional director of the Company.

14. COMMON STOCK OPTION PLANS AND WARRANTS:

  Common Stock Option Plans

  The Company has incentive and non-qualified stock option plans for officers and key employees of the Company and others. The number of options to be granted and the option prices are determined by a committee of the Board of Directors in accordance with the terms of the plans. Under the terms of the incentive stock option plan, the option price cannot be less than 100% of the fair market value of the Common Stock at date of grant. Incentive stock options granted become exercisable at 20% per year beginning one year after date of grant and generally remain exercisable for 10 years. Under the non-qualified option plan, options are exercisable for a period of 10 years from the date of grant and normally vest on the grant date.

  Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                                           Available
                                              For        Outstanding Options
                                             Grant      Number    Price Range
                                             -----      ------    -----------
BALANCE AT DECEMBER 31, 1992                  683        6,018    $.01-$14.875
  Granted                                    (452)         452    $.01-$10.00
  Canceled                                    268         (268)   $4.00-$12.375
  Exercised                                  --           (366)   $.01-$8.75
                                           ------       ------
BALANCE AT DECEMBER 31, 1993                  499        5,836    $.01-$14.875
  Additional authorized                     2,250         --            --
  Granted                                    (689)         689    $2.625-$5.25
  Canceled                                    349         (349)   $4.375-$8.375
  Exercised                                  --           (265)   $.01-$4.00
                                           ------       ------
BALANCE AT DECEMBER 31, 1994                2,409        5,911    $.01-$14.875
  Additional authorized                     4,000         --            --
  Granted                                    (166)         166    $6.56-$10.75
  Canceled                                    135         (135)   $.60-$11.625
  Exercised                                  --         (1,928)   $.01-$10.50
                                           ------       ------
BALANCE AT DECEMBER 31, 1995                6,378        4,014    $.01-$14.875
                                           ======       ======



WEIGHTED AVERAGE EXERCISE PRICE OF
  OUTSTANDING OPTIONS AT DECEMBER 31, 1995               $6.91
                                                         -----

EXERCISABLE AT DECEMBER 31, 1995                         3,030
                                                         -----

WEIGHTED AVERAGE EXERCISE PRICE OF
  EXERCISABLE OPTIONS AT DECEMBER 31, 1995               $7.01
                                                         -----

  As part of the adoption of the 1995 Stock Option Plan for Employees and Outside Directors, a total of 4,000,000 additional shares of the Company's Common Stock was made available for the granting of options under the plan.

  Common Stock Warrants

  As of December 31, 1995, in addition to the option plans discussed above, the Company has various warrants outstanding to purchase 5,952,000 shares of Common Stock at exercise prices ranging from $2.50 to $10.00 per share, with a weighted average exercise price of $5.23 per share. As of December 31, 1995, all of these warrants are currently exercisable. These warrants expire in various years through 2004. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

15. RELATED-PARTY TRANSACTIONS:

  All warrants and options granted to related parties, as described below, are included in the number of warrants and options disclosed as outstanding in Note 14.

  In 1993, the Company granted options pursuant to the 1982 non-qualified stock option plan to the members of the Board of Directors for 71,000 shares of Common Stock exercisable at $5.75 per share.

  In 1993, the Company granted 10 year warrants to purchase a total of 30,000 shares to a member of the Board of Directors. The exercise price of the warrants is $6.25 per share.

  In 1993, the Company granted options pursuant to the 1992 non-qualified stock option plan to an officer for 10,000 shares of Common Stock exercisable at $6.25 per share.

  From January 1993 through December 1994, Great Circle Communications Ltd. Bda. ("Great Circle") provided consulting services to Patents Corp. for which Great Circle has been remunerated, in the aggregate, $4,000 per month (including reimbursement of certain out-of-pocket expenses). The President, and a director of, Great Circle, served as a member of the Board of Directors of the Company from November 1985 through June 1994 and as a member of the Board of Directors of Patents Corp. from its inception to November 1994.

  An individual who, until December 1994, was an officer and member of the Board of Directors, and his wife, lease one converted residence located in Port Washington, New York to the Company for office and laboratory use. The lease, which became effective in January 1987 and is for an eleven year term, provide for an aggregate base rental of $36,000 per annum and obligates the Company to pay increases in real estate taxes over the 1986 base year.

  During 1994, the Company engaged an individual who was, at the time, a member of the Board of Directors, to perform certain consulting services. Total fees paid for such services, which are not continuing, were $30,000.

  During 1995, the Company hired, as a part time employee, the wife of an executive officer and a member of the Board of Directors. For her 1995 services, she was paid $18,496 during 1995 and 1996. She was also reimbursed for certain traveling expenses.

  During 1995, the Company utilized as a consultant the son of an executive officer and a member of the Board of Directors. He was paid $37,800 for these consulting services and was reimbursed certain traveling expenses.

16. INCOME TAXES:

  Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The 1995 income tax provision consists of a current foreign withholding tax provision of $2.4 million, a federal alternative minimum tax provision of $737,000 and a current state tax provision of $219,000. The 1994 income tax provision consists of a current foreign withholding tax provision of $900,000 and a current state tax provision of $678,000. At December 31, 1995, the Company had net operating loss carryforwards of approximately $102 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 1995.

  The net operating loss carryforwards are scheduled to expire as follows:

                  2001              $    2.5 million
                  2002                  10.3 million
                  2003                  18.2 million
                  2004                  20.0 million
                  2005                  11.9 million
                  thereafter            38.7 million
                                    ----------------
                                    $  101.6 million
                                    ================


  Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including December 31, 1995. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

17. SUBSEQUENT EVENTS

  On February 9, 1996, the Company entered into a series of executory agreements with Samsung and conditionally amended its agreements with Siemens as a second major step in implementing its alliance strategy. The effectiveness of the Samsung Agreements is conditioned upon, among other things, Samsung's receipt of certain regulatory approvals and the receipt of funds due from Samsung upon such approvals. Samsung may, by prior written notice to the Company, void the Samsung agreements and Samsung's obligations thereunder if the approvals are not secured within the time frame specified in the agreements.

  Under the various agreements, Samsung will be obligated to make payments to the Company in excess of $35 million (of which approximately one-half will constitute royalty prepayment), less applicable withholding taxes, on or before June 15, 1996. The Company, in turn, will be obligated to make certain payments to Siemens which will provide additional technical assistance in conjunction with such payment. The net amount to be received by the Company is expected to be approximately $28 million. Samsung will also be obligated to provide engineering manpower, to the alliance for the development of the Company's B-CDMA technology.

  Samsung will receive from InterDigital royalty bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technology and will be licensed to use certain InterDigital trademarks. InterDigital and Samsung anticipate that Samsung may manufacture and sell privately labeled UltraPhone systems and may become a significant UltraPhone supplier to InterDigital, which will take advantage of Samsung's expertise in low cost, high quality manufacturing.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None


                                    Part III

Item 10. Directors and Executive Officers of the Company


  Information concerning executive officers appears under the caption "Item 1. Business- Executive Officers of the Company" in Part I of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS -Nominees for Election to the Board of Directors for a Three Year Term Expiring at 1999 Annual Meeting" to but not including "-Committees and Meetings of the Board of Directors" in the Company's proxy statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1995 and forwarded to shareholders prior to the 1996 annual meeting of shareholders (the "Proxy Statement").

  Information in the two paragraphs immediately following the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference herein.

Item 11. Executive Compensation.

  Information following the caption "Executive Compensation -Summary Compensation Table" to but not including the caption "Shareholder Return Performance Graph" and information following the caption "Compensation Committee Interlocks and Insider Participation" to but not including the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information following the caption "Security Ownership of Certain Beneficial Owners and Management" to but not including the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

  Information following the caption "Certain Relationships and Related Transactions" to but not including the caption "PROPOSED APPROVAL OF AMENDMENTS TO THE COMPANY'S 1995 STOCK OPTION PLAN FOR EMPLOYEES AND OUTSIDE DIRECTORS" in the Proxy Statement is incorporated by reference herein.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements
         (2)      Financial Statement Schedules

  The Index to Financial Statements and Schedules and the Financial Statements begin on page 27.

         (3)      Exhibits


     *3.1 Articles of Incorporation of the Company, as amended through March 1987. (Exhibit 3.1 to the Company's Registration Statement No. 33-12913 filed on March 26, 1987 [the "1987 Registration Statement"]).

     *3.2 Designation of the Rights and Preferences of the $2.50 Cumulative Preferred Stock (Exhibit 4.1 to the 1987 Registration Statement)

     *3.3 Articles of Amendment filed with the Pennsylvania Department of State on July 12, 1989. (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 [the "1993 Form 10-K]).

     *3.4 Statement Affecting Class or Series of Shares of the Company filed with the Pennsylvania Department of State on July 24, 1989. (Exhibit 3.3 to the Company's Registration Statement No. 33-32888 filed on January 8, 1990 [the "1990 Registration Statement"]).

     *3.5 Statement of Change of Registered Office filed with the Pennsylvania Department of State on June 10, 1991.

     *3.6 Articles of Amendment filed with the Pennsylvania Department of State on October 15, 1992. (Exhibit 3.6 to the 1993 Form 10-K).

     *3.7 Articles of Amendment filed with the Pennsylvania Department of State on May 28, 1993. (Exhibit 3.7 to the 1993 Form 10-K).

     3.8 By-laws of the Company, as amended and restated through November 15, 1994.

     *10.1 Form of Amendment to Common Stock Purchase Warrant Agreement dated July 7, 1988 (Exhibit 4.7 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-15931 filed on May 13, 1988 [the "1988 Registration Statement"]).

     *10.2 Incentive Stock Option Plan, as amended (Exhibit 10.1 to the 1988 Registration Statement).

     *10.3 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 [the "1991 Form 10-K"]).

     *10.4 Intellectual Property License Agreement between the Company and Hughes Network Systems, Inc. (Exhibit 10.39 to the 1989 Registration Statement).

     *10.5 Agreement of Lease for Building F between Swedeland Road Corporation and the Company dated October 25, 1989. (Exhibit
                   10.48 to the 1989 Form 10-K).

     *10.6 1992 License Agreement dated February 29, 1992 between the Company and Hughes Network Systems, Inc. (Exhibit 10.3 to the February 1992 Form 8-K).

     *10.7 E-TDMA License Agreement dated February 29, 1992 between the Company and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

     *10.8 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to the October 1992 Form 8-K).

     *10.9 Stock Option Agreement for 500,000 shares of Common Stock dated October 15, 1992, between International Mobile Machines Corporation to Donald L. Schilling (Exhibit 10.5 to the October 1992 Form 8-K).

     *10.10 Stock Option Agreement for 500,000 shares of Common Stock dated October 15, 1992, between International Mobile Machines Corporation to Annette Schilling (Exhibit 10.6 to the October 1992 Form 8-K).

     *10.11 Distribution Agreement dated January 1, 1993 between the Company and P.T. Amalgam Indocorpora (Exhibit 10.69 to the 1992 Form 10-K).

     *10.12 1992 Incentive Stock Option Plan (Exhibit 10.70 to the 1992 Form 10-K).

     *10.13        1992 Employee Stock Option Plan (Exhibit 10.71 to the 1992
                   Form 10-K).

     *10.14 Employee Stock Purchase Plan. (Exhibit 10.52 to the 1993 Registration Statement).

     *10.15        Termination Agreement between and among Registrant, Donald L.
                   Schilling and Annette Schilling dated December 1, 1994 (Exhibit 10.23 to the 1994 Form 10-K).

     *10.16 Master Agreement among the Registrant, InterDigital Technology Corporation ("ITC"), and Siemens
                   Aktiengesellschaft ("Siemens") dated December 16, 1994 (Exhibit 99.1 to the December 16, 1994 Form 8-K). **

     *10.17 Patent License Agreement among the Registrant, ITC and Siemens dated December 16, 1994 (Exhibit 99.2 to the December 16, 1994 Form 8-K). **

     *10.18 TDMA/CDMA Development and Technical Assistance Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.3 to the December 16, 1994 Form 8-K). **

     *10.19 UltraPhone OEM Purchase Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.4 to the December 16, 1994 Form 8-K). **

     *10.20 Cooperation Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.5 to the December 16, 1994 Form 8-K). **

     *10.21 Patent License Agreement among the Registrant, InterDigital Technology Corporation and American Telephone and Telegraph Company dated April 22, 1994 (Exhibit 10.1 to the Form 10-Q for the quarterly period ended March 31, 1994). **

     *10.22 Stock Purchase Agreement, dated as of August 26, 1994 by and among Universal Service Telephone Corporation, Lynch Telephone Corporation VII and Brighton Communications Corporation (Exhibit 2.1 to the October 11, 1994 Form 8-K).

     10.23         Executive Bonus Plan, dated May 19, 1994.


     10.24 Lease Agreement dated July 14, 1995 by and among InterDigital Communications Corporation and 781 Third Partnership.

     11            Statement re: Computation of Net Income (Loss) Per Share
                   Earnings.

     *22           Subsidiaries of the Company. (Exhibit 22 to the 1992 Form
                   10-K).

     23.1          Consent of Arthur Andersen LLP

     27            Financial Data Schedule

- ------------------------

*   Incorporated by reference to the previous filing indicated.

**  Confidential treatment has been granted for portions of these agreements.

(b) Reports filed on Form 8-K during the last quarter of 1995:

              None.

(c)      Exhibits filed with this Form 10-K:

           Exhibit
             No.                       Description

             10.23     Executive Bonus Plan dated May 19, 1994.

             10.24 Lease Agreement dated July 14, 1995 by and among InterDigital Communications Corporation and 781 Partnership.

             11        Statement re: Computation of Net Income (Loss) Per Share
                       Earnings.

             23.1      Consent of Arthur Andersen LLP

             27        Financial Data Schedule

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                        Charged
                          Balance at   to Costs  Charged to             Balance
                          Beginning of   and       Other               at End of
       Description           Period    Expenses   Accounts   Deductions  Period
       -----------           ------    --------   --------   ----------  ------

1993
Allowance for
uncollectible accounts       $  613     $  635   $ --         $   14(1)   $1,234

1994
Allowance for
uncollectible accounts       $1,234     $1,110   $ --         $   11(1)   $2,333

1995
Allowance for
uncollectible accounts       $2,333     $  108   $ (101) (2)  $2,000(1)   $  340



         Notes:    (1)  Write-off of amounts reserved in prior periods.

                   (2)  Recovery of a previously reserved receivable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  March 26, 1996                  /s/ D. Ridgely Bolgiano
                                       ----------------------------------
                                       D. Ridgely Bolgiano, Director

Date:  March 26, 1996                  /s/ William J. Burns
                                       ----------------------------------
                                       William J. Burns, Director

Date:  March 26, 1996                  /s/ Harry Campagna
                                       ----------------------------------
                                       Harry Campagna, Director

Date:  March 26, 1996                  /s/ Harley L. Sims
                                       ----------------------------------
                                       Harley L. Sims, Director

Date:  March 26, 1996                  /s/ Barney Caciopo
                                       ----------------------------------
                                       Barney Caciopo, Director

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.


                                   INTERDIGITAL COMMUNICATIONS CORPORATION



                                   By:  /s/  William J. Burns.
                                           William J. Burns.
                                           Chairman and Chief Executive
                                           Officer, the principal executive
                                           officer


                                   By:  /s/ James W. Garrison
                                           James W. Garrison
                                           Vice President - Finance, Chief
                                           Financial Officer and Treasurer, the
                                           principal financial officer and
                                           principal accounting officer

                                  EXHIBIT INDEX


 Exhibit
   No.                       Description

10.23       Executive Bonus Plan dated May 19, 1994.

10.24       Lease Agreement dated July 14, 1995 by and among
            InterDigital Communications Corporation and 781
            Partnership.

11          Statement re: Computation of Net Income (Loss) Per Share
            Earnings.

23.1        Consent of Arthur Andersen LLP

27          Financial Data Schedule