Form 10-K/A
period 1995-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1996-04-29
CIK 354913

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-K/A
                                (Amendment No.1)

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED]
         For the transition period from                        to

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

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, Par Value $.01 per Share
                                (Title of Class)
           Securities registered pursuant to Section 12(g) of the Act:
     $2.50 Cumulative Convertible Preferred Stock, Par Value $2.50 per Share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No__

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

         On March 22, 1996, there were 46,021,060 shares of the Registrant's Common Stock, $.01 par value outstanding.

                       Documents Incorporated by Reference
                                 Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning executive officers appears under the caption "Item 1.Business-Executive Officers of the Company" in Part I of the Form 10-K.

         The following individuals comprise the Board of Directors and are identified by term of office:

            Member of the Board of Directors Having a Term of Office
        Expiring at the 1996 Annual Meeting and Nominee for Election to
               Board of Directors For a Three Year Term Expiring
                             at 1999 Annual Meeting

         HARRY G. CAMPAGNA, 57, has been a director of the Company since April 1994, at which time he was elected by the Board to fill the vacancy created by the resignation of William W. Erdman in February 1994. Mr. Campagna has been the President and Chairman of the Board of Qualitex Co., a company co-founded and co-owned by Mr. Campagna and his wife, for more than the past five years. Qualitex is a manufacturer of press pads and related items for the garment, apparel and textile maintenance industries.

             Members of the Board of Directors Continuing in Office
                      Term Expiring at 1998 Annual Meeting

         BARNEY J. CACIOPPO, 68, has been a director of the Company since May 1995. He has been the owner and President of Harbor Engineering & Service Co., an engineering and consulting firm, since February 1965. He was the owner and President of Argon Electric Co., a company which provides electrical construction services, for 25 years until his retirement in January 1993. He is a registered professional engineer in the State of Illinois.

         HARLEY L. SIMS, 68, has been a director of the Company since April 1992. Since 1983, he has been the President of L&A Contracting Company, a Mississippi company engaged in heavy and highway construction. He is also the President of Southeastern Concrete Company, a concrete producer.

             Members of The Board of Directors Continuing in Office
                      Term Expiring at 1997 Annual Meeting

         D. RIDGELY BOLGIANO, 63, has been a director of the Company since 1981. He became the Company's Vice President of Research and Chief Scientist in April 1984, and has been affiliated with the Company in various capacities since 1974.


         WILLIAM J. BURNS, 67, has been a director of the Company since June 1990. Mr. Burns has served as the Company's Chief Executive Officer and Chairman of the Board since November 1994. He has been a self-employed investor and financial consultant for the last 15 years.

                        Compliance with Section 16(a) of
                       the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten-percent shareholders (collectively, "Reporting Persons") are additionally required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations of Reporting Persons that no other reports were required with respect to fiscal 1995, all
Section 16(a) filing requirements applicable to the Reporting Persons were complied with; except that, due to administrative oversight, each of Mr. Goldberg, Mr. Sims and Lyman Hamilton, a former director, filed one report late relating to one transaction.

Item 11. Executive Compensation

                           Summary Compensation Table

         The following table sets forth certain information concerning the annual and long-term compensation paid to or for (i)the Company's Chief Executive Officer and (ii) the Company's four other most highly compensated other executive officers whose total annual salary and bonus exceeded $100,000 in 1995 (collectively, the "Named Officers"), for services rendered to the Company and its subsidiaries during fiscal years 1993, 1994 and 1995:




                                                                           Long-Term
                                                                          Compensation
                                                                       ------------------
                                    Annual Compensation                      Awards
                                ----------------------------------     ------------------
                                                             Other         Securities   All Other
         Name and                                            Annual        Underlying    Compen-
         Principal                                        Compensation       Options/    sation
         Position            Year   Salary    Bonus            ($)           SARs (#)      (1)
   --------------------      ----- --------- ---------    ------------     -----------  ---------

William J. Burns             1995  $394,520 (2)  $0             -               0        $4,050
   Chief Executive           1994  $ 15,151      $0            $0           250,000      $    0
   Officer (since
   November 1994)


William A. Doyle             1995  $170,000      $0            $0               0        $5,509
   President                 1994  $139,627      $0             -            70,000      $2,805
                             1993  $107,923      $0            $0               0        $3,507

Howard E. Goldberg           1995 $125,000       $0        $34,437(3)        50,000      $5,196
   Executive Vice President  1994 $130,688       $0             -            30,000      $1,933
   General Counsel and
   Secretary (since
   December 1994)

James W. Garrison            1995 $110,000       $0            $0               0        $5,092
   VP-Finance, Chief         1994 $ 84,267       $0        $57,000           $1,228
   Financial Officer,
   Treasurer (since
   December 1994)

Robert S. Bramson (4)        1995 $177,307    $504,319         $0                 0    $350,878
   Past President and        1994 $150,000    $ 27,933         $0                 0      $4,500
   Chief Executive Officer   1993 $140,539       $0            -             0           $2,546
   of InterDigital Patents
   Corporation

   ----------------------


 (1) Amounts listed under "All Other Compensation" for 1995 represent the dollar value of insurance premiums with respect to term life insurance (Burns $4,050; Doyle $1,009; Goldberg $696; Garrison $592; Bramson $878), employer contributions to the Company's 401 (k) plan (Doyle $4,500; Goldberg $4,500; Garrison $4,500) and, in the case of Mr. Bramson, a payment of $350,000 pursuant to the agreement referenced in footnote (4) below; and for 1994 represent the dollar value of insurance premiums with respect to term life insurance (Doyle $780; Goldberg $508; Garrison $148; Bramson $2,250) and employer contributions to the Company's 401(k) plan (Doyle $2,025; Goldberg $1,425; Garrison $1,080; Bramson $ 2,250).

 (2) Includes the amount of $144,520 which was accrued in 1994.

 (3) Amount listed includes $33,187 in commissions related to certain transactions completed in 1995.

 (4) Mr. Bramson's employment terminated in April 1995. In conjunction therewith, the Company, InterDigital Patents Corporation, a subsidiary of the Company (IPC), and Mr. Bramson entered into an agreement, in consideration of the cancellation of any claims Mr. Bramson would otherwise have asserted under an IPC Executive Bonus Plan, pursuant to which IPC paid Mr. Bramson the gross sum of $650,000. Further, IPC acknowledged (i) Mr. Bramson's ownership of a five year option to purchase a number of shares of IPC equal to 1.1% of its outstanding shares at an exercise price of $.01 per share ("Option"),and (ii) Mr. Bramson's right to participate ratably in any buy-out of IPC in which the Company participates which has the effect of reducing the number or percentage of IPC shares not owned by the Company. Mr. Bramson has the right, under the agreement, to require IPC to purchase the stock issued or issuable upon exercise of the Option for one million dollars at any time on or before June 30, 1998 if such shares are not purchased from him or exchanged for shares of the Company prior to December 31, 1996.


Stock Option Grants, Exercises and Holdings

         The following tables set forth certain information concerning stock options granted to and exercised by the Named Officers during fiscal 1995 and unexercised stock options held by them at the end of fiscal 1995.

                      Option/SAR Grants in Last Fiscal Year


                                 Individual Grants
                           Number of        % of Total                                       Potential Realizable Value at
                           Securities      Options/SARs                                           Assumed Annual Rates of
                           Underlying       Granted to                                         Stock Price Appreciation for
                            Options/       Employees in       Exercise                                Option Term 1
                              SARs          Last Fiscal       or Base      Expiration        ------------------------------
          Name            Granted (#)          Year            Price          Date              5%                10%
          ----            -----------      ------------       --------     -----------         ---                ---
William J. Burns                   0                  0           $  -              -                $0               $0
William A. Doyle                   0                  0              -              -                $0               $0
Howard E. Goldberg            50,000              32.7%        $6.5625        5/30/05          $534,500         $851,000
James W. Garrison                  0                  0              -              -                $0               $0
Robert S. Bramson2                 0                  0              -              -                $0               $0


- ------------

       1 Potential Realizable Value is reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock. The amounts reflected in this table may not necessarily be achieved.

       2 See footnote 4 to the Summary Compensation Table.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                             Number of Securities         Value of Unexercised
                                                                                   Underlying                  In-the-Money
                                                                                  Options/SARs                Options/SARs at
                                                                                       at                       FY-End($)(1)
                                             Shares                                FY-End (#)
                                        Acquired On          Value       ---------------------------     ---------------------------
     Name                                 Exercise(#)     Realized($)    Exercisable   Unexercisable     Exercisable   Unexercisable
- --------------                            -----------     -----------    -----------   -------------     -----------   -------------

William J. Burns ...................               0      $  286,000               0      $1,129,750      $        0
William A. Doyle ...................           16,66      $   49,998         131,334          27,000      $  337,211      $  112,375
Howard E. Goldberg. . . 0 ..........      $  106,666          58,334      $  145,729      $   99,271
James W. Garrison ..................         .19,000      $   57,000          44,900          30,100      $   96,162      $  128,088
Robert S. Bramson(2)  ..............          80,000      $  161,875          40,000               0      $   85,000      $        0



 (1) The values of unexercised, in-the-money options are calculated by subtracting the exercise price from the fair market value of the shares of Common Stock underlying the options at December 31, 1995.

 (2) Information for Mr. Bramson does not reflect any option to purchase common stock of Patents Corp., as discussed in footnote (4) under Summary Compensation Table above.


                        Compensation Committee Interlocks
                            and Insider Participation

          During 1995 the following directors served on the Compensation and Stock Option Committee of the Board: Mr. Sims and Mr. Campagna. Neither of the aforementioned Committee members was an officer or employee of the Company or any of its subsidiaries during 1995, or was formerly an officer of the Company or any of its subsidiaries.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

                          Security Ownership Of Certain
                        Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of March 31, 1996, by each of the Company's directors, by each of the Named Officers, by all executive officers and directors of the Company as a group, and by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's outstanding Common Stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.


                                                                              Percent of
                        Name of                             Amount and       Common Stock
                       Beneficial                           Nature of       Outstanding (if
                         Owner                             Ownership(1)   greater than 1%)(2)
                       ----------                         ------------    -------------------

   D. Ridgely Bolgiano...............................      249,305                 -
   William J. Burns .................................      493,405 (3)             1.1 %
   Barney J. Cacioppo ...............................      108,622 (3)              -
   Harry G. Campagna ................................      164,725 (3)              -
   Harley L. Sims....................................      519,100 (3)             1.1 %
   William A. Doyle..................................      134,124                  -
   Howard E. Goldberg................................      109,583 (3)              -
   James W. Garrison.................................       35,400                  -
   Robert S. Bramson.................................       30,100                  -
   All directors and officers as a group (8 persons)     1,814,264 (3)             3.9 %

   -----------------------

 (1) Includes the following number of shares of Common Stock which may be acquired by the persons and group identified in the table (or members of the immediate family or other persons or entities affiliated with such persons or members of such group), through the exercise of options or warrants which were exercisable as of March 31, 1996 or will become exercisable within 60 days of such date: Mr. Bolgiano, 179,300; Mr. Burns, 324,000; Mr. Cacioppo, 77,622; Mr. Campagna, 84,725; Mr. Sims, 59,750; Mr.
     Doyle, 133,334; Mr. Goldberg, 106,666; Mr. Garrison, 35,400; Mr. Bramson, 30,000; all directors and executive officers as a group,1,000,797.

 (2) Based upon 46,024,060 shares of Common Stock issued and outstanding at March 31, 1996.


 (3) Investment and voting power with respect to certain of such shares may be shared with members of the immediate family or other persons or entities affiliated with the listed person or members of the listed group.



Item 13. Certain Relationships and Related Transactions

         Not applicable.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 1996                         INTERDIGITAL COMMUNICATIONS
                                       CORPORATION



                                  By:  /s/ William A. Doyle
                                       ----------------------
                                       William A. Doyle
                                       President