Form 10-Q
period 1996-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1996-05-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

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


                   781 Third Avenue, King of Prussia, PA 19406
              (Address of principal executive offices and zip code)


        Registrant's telephone number, including area code (610) 878-7800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, par value $.01 per share                    46,089,283
- -------------------------------------------        ----------------------------
                  Class                             Outstanding at May 6, 1996

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX




PAGES


Part  I - Financial Information:


         Item 1.  Consolidated Financial Statements


                  Consolidated Balance Sheets -                                                 3-4
                   December 31, 1995 and March 31, 1996 (unaudited)


                  Consolidated Statements of Operations                                           5
                   Three Months Ended March 31, 1995 and 1996 (unaudited)


                  Consolidated Statements of Cash Flows -                                         6
                    Three Months Ended March 31, 1995 and 1996 (unaudited)


                  Notes to Consolidated Financial Statements                                   7-12


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                             13-20


Part II - Other Information:

         Item 1.  Legal Proceedings                                                           20-22

         Item 6.  Exhibits and Reports on Form 8-K                                               23

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            DECEMBER 31,        MARCH 31,
ASSETS                                                         1995               1996
- ------                                                      -----------        ---------
                                                                               (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents, including restricted
 cash of $1,200 and $1,273, respectively                      $  9,427          $  9,543
Short term investments                                          55,060            55,398
License fees receivable                                            400            14,800
Accounts receivable, net of allowance for
 uncollectable accounts of $340 and $422, respectively           2,757             2,605
Inventories                                                      4,853             4,759
Other current assets                                             1,474             2,161
                                                              --------          --------
Total current assets                                            73,971            89,266
                                                              --------          --------

PROPERTY AND EQUIPMENT:
Machinery and equipment                                          4,033             4,344
Computer equipment                                               3,734             4,043
Furniture and fixtures                                           1,540             1,677
Leasehold improvements                                           1,114             1,118
                                                              --------          --------
                                                                10,421            11,182
Less-accumulated depreciation and amortization                  (5,969)           (6,202)
                                                              --------          --------
Net property and equipment                                       4,452             4,980
                                                              --------          --------

OTHER ASSETS:
Patents, net of accumulated amortization of
 $3,456 and $3,585 respectively                                  2,405             2,345
Other                                                            2,339             2,493
                                                              --------          --------
Total other assets                                               4,744             4,838
                                                              --------          --------

                                                              $ 83,167          $ 99,084
                                                              ========          ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (in thousands)




                                                            DECEMBER 31,      MARCH 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                           1995             1996
- ------------------------------------                       ------------      ----------
                                                                             (UNAUDITED)
CURRENT LIABILITIES:
Current portion of capital lease obligations                $     430        $     350
Accounts payable                                                4,313            5,177
Accrued compensation and related expenses                       4,335            4,727
Purchase commitment reserve                                       855              855
Deferred revenue                                                1,597            2,657
Income and foreign withholding taxes payable                      653            2,890
Other accrued expenses                                          2,780            2,464
                                                            ---------        ---------
Total current liabilities                                      14,963           19,120
                                                            ---------        ---------

CAPITAL LEASE OBLIGATIONS                                         631              587
                                                            ---------        ---------

OTHER LONG TERM LIABILITIES                                     1,323            1,257
                                                            ---------        ---------

MINORITY INTEREST                                               3,810            4,728
                                                            ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
Preferred Stock, $ .10 par value, 14,399 shares
 authorized-$2.50 Convertible
 Preferred, 113 shares and 105 shares
 issued and outstanding                                            11               11
Common Stock, $.01 par value, 75,000 shares authorized,
 44,424 shares and 46,053 shares issued and
 outstanding                                                      444              460
Additional paid-in capital                                    212,310          219,348
Accumulated deficit                                          (150,325)        (146,427)
                                                            ---------        ---------
Total shareholders' equity                                     62,440           73,392
                                                            ---------        ---------

                                                            $  83,167        $  99,084
                                                            =========        =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------
                                                               1995                1996
                                                              ------              ------
REVENUES:
 UltraPhone                                                  $  5,311            $  1,827
 Licensing and Alliance                                        31,119              15,600
 Contract Services                                                304                --
                                                             --------            --------
                                                               36,734              17,427
                                                             --------            --------
OPERATING EXPENSES:
 Cost of UltraPhone revenues                                    5,845               2,877
 Contract service costs                                           254                --
 Sales and marketing                                            1,092                 773
 General and administrative                                     4,415               3,170
 Research and development                                       1,825               4,331
                                                             --------            --------
                                                               13,431              11,151
                                                             --------            --------

Income from operations                                         23,303               6,276

OTHER INCOME (EXPENSE):
 Interest income                                                  402               1,115
 Interest and financing expenses                                 (166)                (33)
                                                             --------            --------

Income before income taxes and minority interest               23,539               7,358

INCOME TAX PROVISION                                           (1,476)             (2,507)
                                                             --------            --------

Income before minority interest                                22,063               4,851

MINORITY INTEREST                                              (1,859)               (887)
                                                             --------            --------

Net income                                                     20,204               3,964

PREFERRED STOCK DIVIDENDS                                         (66)                (66)
                                                             --------            --------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                 $ 20,138            $  3,898
                                                             ========            ========

NET INCOME PER COMMON SHARE                                  $   0.43            $   0.08
                                                             ========            ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           46,854              48,982
                                                             ========            ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    For the three months ended March 31,
                                                                    ------------------------------------

                                                                         1995               1996
                                                                        ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 20,204         $  3,898
Adjustments to reconcile net income to net
 cash provided by (used for) operating activities-
  Minority interest in subsidiary                                          1,900              887
  Depreciation and amortization                                              430              461
  Other                                                                      (41)             (35)
  Decrease (increase) in assets-
   Receivables                                                             5,145          (14,247)
   Inventories                                                             1,277               94
   Other current assets                                                     (531)            (687)
  Increase (decrease) in liabilities-
   Accounts payable                                                       (5,511)             865
   Accrued compensati                                                        568              392
   Deferred revenue                                                        2,950            1,060
   Other accrued expes                                                     1,362            1,921
                                                                        --------         --------
Net cash provided by (used for) operating activities                    $ 27,753         $ (5,391)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in short-term investments                                      $   --          $   (338)
 Additions to property and equipment                                        (319)            (767)
 Additions to patents                                                       (144)             (70)
 Other non-current assets                                                   (386)            (248)
                                                                        --------         --------
Net cash provided by (used for) investing activities                        (849)          (1,423)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sales of Common Stock
 and exercises of stock options and warrants                              10,346            7,054
Payments on long-term debt, including capital lease obligations              (88)            (124)
                                                                        --------         --------
Net cash provided by financing activities                                 10,258            6,930
                                                                        --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 37,162              116
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,264            9,427
                                                                        --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 43,426         $  9,543
                                                                        ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                          $      8         $     27
                                                                        ========         ========
 Income taxes paid                                                      $   --           $    270
                                                                        ========         ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1.  BACKGROUND:

  InterDigital Communications Corporation (the "Company" or "IDC"), a public corporation incorporated in the state of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone(R) system, a radio telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone revenues accounted for approximately 20% of the total revenues of the Company during 1995 and approximately 10% of revenues for the three month period ended March 31, 1996. Since 1987, the Company has sold over 240 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $135 million.

  In addition to its UltraPhone telephone system business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of the extensive Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA") patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with five entities in 1994 and an additional six entities in 1995, the recognition of $28.7 million, $67.7 million and $15.6 million of licensing and alliance revenue in fiscal 1994, 1995 and the three month period ended March 31, 1996, respectively, and the initiation of litigation with major telecommunications companies. The Company has also formed two business alliances based upon its TDMA and Broadband Code Division Multiple Access(TM) ("B-CDMA(TM)") technologies. (See Notes 5 and 6).

  Operations of the Company are subject to certain risks and uncertainties, including, but not limited to, uncertainties related to intellectual property rights, the acceptance by customers of the Company's technology, the development and commercialization of new products, uncertainty and volatility of future profitability and access to capital and dependence on alliance arrangements and key personnel.

2.   BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly InterDigital Communications Corporation and Subsidiaries' financial position as of March 31, 1996 and the results of their operations for the three month periods ended March 31, 1995 and 1996 and cash flows for the three month periods ended March 31, 1995 and 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3.  CONTINGENCIES:

  IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents. In one such action, ITC has received an adverse jury verdict and is in the post trial appeal process. In another action, the Court has stayed the proceeding, at the request of the parties, until July 23, 1996. (See Part II, Item 1. Legal Proceedings.)

  On November 7, 1994, a purported class action complaint was filed against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws. Such action is presently scheduled for trial in July 1996. (See Part II, Item 1. Legal Proceedings.)

  In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that the ultimate outcome of these other actions will not materially affect the Company.

4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

  The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                               December 31,        March 31,
                                                   1995              1996
                                                   ----              ----

Money market funds and demand accounts        $    2,096         $     6,515
Certificates of deposit                              996                 745
Repurchase agreements                              3,955               1,685
Commercial paper                                   2,380                 598
                                              ----------         -----------
                                              $    9,427         $     9,543
                                              ==========         ===========

The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

  Short-term investments available for sale as of December 31, 1995 consisted of $40.5 million in government-issued discount notes, $2.5 million in municipal securities and $12.1 million in corporate debt securities. Short-term investments available for sale as of March 31, 1996 consisted of $40.7 million in government-issued discount notes and $14.7 million in corporate debt securities.

5.  SIEMENS AGREEMENTS:

  On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance. (See Note 6.)

  As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $14.8 million has been paid by December 31, 1995. In connection with the Samsung alliance, the Company and Siemens agreed to defer the December 31, 1995 and March 31, 1996 payments and to consider offsetting all or a portion of such payment against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. The Samsung Agreements became effective and all payments then due, representing approximately half of the expected funds, were received by the Company during May 1996. The offsetting payment between Siemens and the Company is expected to conclude during the second quarter of 1996. (See Note 6.)

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

6.   SAMSUNG AGREEMENTS:

  On February 9, 1996, the Company entered into a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung is obligated to make upfront payments to the Company in excess of $35 million (of which approximately one-half will constitute royalty prepayment), less applicable withholding taxes, on or before June 15, 1996. The Company, in turn, is obligated to make certain payments to Siemens which will provide additional technical assistance in conjunction with such payment. The net upfront amount to be received by the Company, after giving effect to the receipt of certain exemptions from Korean Service Witholding Tax granted by the Korean Ministry of Information and Communications, is expected to be approximately $30 million of which over half of these funds were received by the Company during May 1996. The balance of the upfront funds are expected to be fully realized by the end of the second quarter of 1996. Samsung is also obligated to provide engineering manpower to the alliance for the development of the Company's B-CDMA technology.

  Samsung has received from InterDigital royalty bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. InterDigital and Samsung anticipate that Samsung may manufacture and sell privately labeled UltraPhone systems and may become a significant UltraPhone supplier to InterDigital, which would allow InterDigital to take advantage of Samsung's expertise in low cost, high quality manufacturing.

  The Company recognized $14 million as revenue during the first quarter of 1996 representing the non-refundable upfront patent licensing portion of the agreements. The Company expects to recognize $6 million over the second and third quarters of 1996 representing a portion of the consideration due for the UltraPhone technology transfer and manufacturing rights portions of the agreements. The balance of the revenue is excepted to be recognized over the remaining portion of 1996 and 1997.

7.   MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

  UltraPhone Equipment Revenue:

  In fiscal 1995, the Company's Indonesian and Russian customers represented 37% and 20%, of UltraPhone revenues, respectively. During the first quarter of 1996, the Company's Puerto Rican and Philippine customers accounted for 45% and 21%, respectively of UltraPhone revenues. During the first quarter of 1995, the Company's Indonesian customer accounted for 83% of UltraPhone sales.

  UltraPhone revenues by geographic area are as follows (in thousands):

                                     Three Months
                                         Ended
                                       March 31,
                                 ----------------------
                                    1995        1996
                                    ----        ----

Domestic                          $    758    $    449
Foreign                              4,553       1,378
                                  --------    --------
                                  $  5,311    $  1,827
                                  ========    ========

Licensing and Alliance Revenue:

  ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems, AT&T, Siemens (see Note 5), Matsushita, Sanyo, Pacific Communications Systems, Mitsubishi, Hitachi, Kokusai, OKI Electric Industry Company, and Samsung (see Note 6). The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

   The Licensing and Alliance revenues for the three months ended March 31, 1996 contains $14 million from Samsung and $1.6 million from Siemens. During the first quarter of 1995, ITC entered into royalty bearing license agreements with Pacific Communication Sciences, Sanyo, Mitsubishi and Hitachi, together with its affiliate Kokusai, under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and, in certain instances, infrastructure equipment. Each of these agreements contained advance payment obligations pursuant to which ITC was entitled to receive an aggregate of approximately $27.1 million, which was recognized as revenue during the first quarter of 1995. An additional $4.0 million of revenue was recognized during the first quarter of 1995 pursuant to the Siemens agreements.

8.   NET INCOME PER COMMON SHARE:

  The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the computations for the three month periods for 1995 and 1996 since their effect is dilutive. (See Item 6, Exhibit 11 - Computation of Net Income Per Share.)

9.  INVENTORIES:

                                            December 31,       March 31,
                                               1995             1996
                                               ----             ----
                                                  (In thousands)

Component parts and work-in-progress             $4,341      $4,186
Finished goods                                      512         573
                                                 ------      ------
                                                 $4,853      $4,759
                                                 ======      ======

  Inventories are stated net of valuation reserves of $6.9 million and $7.0 million as of December 31, 1995 and March 31, 1996, respectively. In addition, inventory purchase commitment reserves were $855,000 as of December 31, 1995 and March 31, 1996.

10.  INCOME TAXES:

  Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  The income tax provision for the three months ended March 31, 1996, consists of a current foreign withholding tax provision of $2.3 million a current state tax provision of $111,000 and a Federal Alternative Minimum Tax provision of $87,000. The income tax provision for the three months ended March 31, 1995 consisted of a current foreign withholding tax provision of $1.0 million, a current state tax provision of $38,000 and a Federal Alternative Minimum Tax provision of $400,000. At December 31, 1995, the Company had net operating loss carryforwards of approximately $130 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of March 31, 1996.

  The net operating loss carryforwards as of December 31, 1995 are scheduled to expire as follows:

                 2001               $   2.5 million
                 2002                  10.3 million
                 2003                  18.2 million
                 2004                  20.0 million
                 2005                  11.9 million
                 thereafter            38.7 million
                                    ---------------
                                    $ 101.6 million
                                    ===============


  Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including March 31, 1996. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and 1995, UltraPhone system revenues were significantly lower than in 1992; losses increased significantly in 1993 and 1994 as a result of the decline in UltraPhone revenues and gross margins and other increases in costs, such as the increased investment in B-CDMA technology research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. During 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, the Company recognized $67.7 million of licensing and alliance revenue enabling the Company to report its first profitable fiscal year since its inception. The Company was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. The variability of 1995 quarterly operating results was due to the revenue recognition accorded to the non-refundable payments associated with the license agreements. The Company expects such variability to continue during 1996 and beyond.

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

  In December 1994, the Company completed the initial implementation of the alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone product marketing and product development, B-CDMA technology development, patent licensing and other areas of cooperation. See "Siemens Agreements". The Company continued its implementation of the alliance program when it signed a series of agreements with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The agreements cover B-CDMA technology development, patent licensing, product development, technology transfer and other areas of cooperation.

  ITC, an indirect majority owned subsidiary, and the Company, together, offer non-exclusive, royalty bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes their extensive portfolio of TDMA and CDMA patented technologies. The Company believes that, through ITC's patent portfolio, and the Company's TDMA and B-CDMA technology research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology, which represents a substantial portion of the worldwide installed base. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of twelve entities as of May 6, 1996.

  Historically through 1994, InterDigital's primary source of revenue was derived from sales of the UltraPhone digital wireless local loop telephone system. In recent years, foreign sales have represented a majority of the sales of UltraPhone systems, and it is anticipated that foreign sales will represent a majority of UltraPhone system sales for the foreseeable future. UltraPhone system sales have, on a historical basis, varied significantly from quarter to quarter due to the concentration of revenues from the Company's largest customers over a few fiscal quarters. See Note 7 to "Notes to Consolidated Financial Statements". Additionally, the Company expects that it may continue to experience significant fluctuations in quarterly and annual revenues and operating results due to variations in the amount and timing of license and alliance-related revenue. Accordingly, the Company's cash flow may be expected to fluctuate significantly for the foreseeable future.

  The Company began to experience a significant decline in UltraPhone system order volume during 1992. Beginning in 1992, competition for sales of wireless telephone systems intensified as providers of both analog and digital cellular systems, many of which have significantly greater resources than the Company, more actively promoted their products for fixed site installations in the Company's target markets. The Company sought to counter these competitive pressures by emphasizing the advantages which it believes the UltraPhone system offers over fixed cellular and other wireless systems, by lowering UltraPhone system prices, and by offering the UltraPhone system through or in conjunction with alliance partners. In addition, the Company is continuing to restructure its sales and marketing efforts to focus on multi-year, large-scale telecommunications infrastructure programs in which the UltraPhone product would be positioned as a fundamental component in the rural and near-urban telephone networks of such programs.

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

  The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurate with price reductions. More specifically, the Company has accepted major orders for 1996 and 1997 delivery (see "Backlog"), and is actively marketing the UltraPhone system in certain opportunities, at sales prices which are expected to generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential, as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce product costs, the expected positive effects on vendor pricing of the increased production volume, change orders (including post contract systems reconfiguration), post contract add-ons and systems expansions and servicing, as well as follow on orders. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company.

  The inability to competitively approach the aggressive pricing from fixed cellular and other competitors, the significant additional complexities of, and time required in, competing for large scale programs, as well as the restructuring of the sales force, have all adversely impacted order volume and revenues since 1993. Delays in introduction of the new subscriber unit may further adversely affect order volume and timing of revenue recognition, including timing of revenue recognition from the two major orders currently in backlog (see "Backlog"). The Company is continuing to adjust its sales and marketing strategies by focusing its direct efforts, improving its UltraPhone system distribution network and pursuing various additional alliance partners.

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

  On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict, which is subject to varying interpretation, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by Motorola and, if construed to be infringed, are invalid. While the Company intends to appeal the jury verdict and believes that substantial grounds exist to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long-term. Until there is a final judicial determination the verdict may adversely affect the Company's level of revenue and potential cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties or specified installment payments under certain of its license agreements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

  The Company had working capital of $70.1 million at March 31, 1996 compared to working capital of $59.0 million at December 31, 1995. The increase in working capital since December is due primarily to the recognition of license revenue from Samsung of $14 million and receipt of $7.1 million from stock option and warrant exercises, offset by operating cash needs of the Company. The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses. Since the fourth quarter of 1994, the Company has generated cumulative operating profits and substantially strengthened its cash position through its alliance and licensing transactions. Proceeds from licensing transactions, paid to ITC, can be made available for uses related to UltraPhone product marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

  Net proceeds of the Samsung agreements signed in February 1996, and which became fully effective in May 1996, are expected to be approximately $30 million of which over half of those funds were received by the Company during May 1996. The balance of funds are expected to be realized by the end of the second quarter of 1996.

  Demands on working capital in 1996 and beyond are expected to increase. The Company expects to significantly increase its B-CDMA technology development expenditures to commercialize its technology as soon as possible. As the development effort nears first stage completion, currently anticipated in early 1997, additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Engineering efforts required to support the UltraPhone product are also expected to increase significantly as the Company continues its efforts to reduce the cost of the UltraPhone product and increase its market share. Marketing and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program.

  Certain emerging trends associated with product sales could also negatively impact future working capital, should they occur. The Company has not offered vendor financing to prospective customers, instead relying on its efforts to assist prospective customers in obtaining financing from other sources. Should the Company engage in a vendor financing program (it has no current plans to do so), such a program would have a material impact on working capital needs. Many prospective customers have required increasingly significant delivery and performance guarantees of various types, including delay damage clauses, performance bonds and performance guarantees. The working capital required to provide such guarantees could be significant for large orders, and the costs that might be incurred if any such guarantee were called upon could have a material adverse impact on working capital. In addition, the Company obtains some component parts from single sources, while other components are available from multiple sources; changing sources of supply would likely cause a disruption in supply. Any interruption in the supply of quality components could have an adverse impact on working capital.

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

  The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1995 and March 31, 1996 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1995 and March 31, 1996 balance sheets.


Backlog

  At April 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $55.8 million, which includes the balance of one order from the Company's Philippine customer for $16.0 million and another order from its Indonesian customer for $36.8 million. Over $20 million of the backlog is expected to be delivered during fiscal year 1996 with the balance expected to be delivered during fiscal 1997. At April 30, 1995, the Company's backlog of orders for UltraPhone telephone equipment and services was $6.2 million.

Changes in Cash Flows and Financial Condition:

  The Company has experienced negative cash flows from operations during the three months ended March 31, 1996. The negative cash flows from operations are primarily due to expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities. Licensing and Alliance revenue for Samsung of $14 million was recognized as revenue in the first quarter of 1996 but is not payable by Samsung until the second quarter of 1996. (See Note 6 of the "Notes to Consolidated Financial Statements".)

  Net cash flows from investing activities were negative for the three months ended March 31, 1996 due primarily to the Company's investment in property and equipment. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During the three month period ended March 31, 1996, the Company generated $6.9 million from financing activities. The funds were primarily generated by the exercise of stock options and warrants.

  Cash and cash equivalents of $9.5 million as of March 31, 1996 includes $2.1 million held by Patents Corp. and $1.0 of restricted cash. The UltraPhone accounts receivable of $2.6 million at March 31, 1996 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of March 31, 1996, $750,000 has been collected through May 6, 1996.

  Inventory levels have decreased at March 31, 1996 to $4.8 million from $4.9 million as of December 31, 1995, reflecting the sale of systems, principally to the Company's Puerto Rican customer. Inventories at December 31, 1995 and March 31, 1996 are stated net of valuation reserves of $6.9 million and $7.0 million, respectively.

  Included in other accrued expenses at March 31, 1996 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

Results of Operations - First Quarter of 1996 Compared to the First Quarter of 1995

Total Revenues. Total revenues in the first quarter ended March 31, 1996 decreased 53% to $17.4 million from $36.7 million in the first quarter ended March 31, 1995 primarily due to a decrease in the amount of License and Alliance revenues recognized and a decrease in UltraPhone equipment revenues. License and Alliance revenues for the three months ended March 31, 1996 includes $14 million as part of the Samsung Agreements (see Note 6 of the Notes to Consolidated Financial Statements) and $1.6 million as part of the Siemens Agreements (see
Note 5 of the Notes of Consolidated Financial Statements). License and Alliance revenues for the three months ended March 31, 1995 includes $20 million for the Mitsubishi license agreement and $4 million as part of the Siemens Agreements. UltraPhone equipment sales decreased 67% in the first quarter of 1996 to $1.8 million from $5.3 million in the comparable quarter of 1995.

  During the first quarter of 1995, the Company had $304,000 of contract revenue related to its U.S. Federal government and other services contracts as compared to no contract services revenue recognized in the 1996 period due to the completion of the remaining contracts for which the Company was obligated during 1995. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone equipment sales for the first quarter of 1996 decreased 51% to $2.9 million from $5.8 million for the first quarter of 1995. The Company incurred a negative gross margin on UltraPhone equipment sales of 57.5% for the three months ended March 31, 1996 as compared to a negative gross margin of 10.0% for the three month period ended March 31, 1995. Included in cost of UltraPhone equipment sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first quarter of 1996, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Contract Services Costs. Contract services costs were $254,000 in the three month period ended March 31, 1995. There were no contract service costs incurred during the three months ended March 31, 1996 as the Company has withdrawn from this line of business and has completed its obligations on any remaining contracts.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

  Sales and marketing expenses decreased 29% to $773,000 during the first quarter of 1996 as compared to $1.1 million during the first quarter of 1995. The decrease is primarily due to reduced staff and activity levels during the three month period of 1996 and reduced commissions expense, commensurate with the reduction in UltraPhone system revenues.

  General and administrative expenses for the first quarter of 1996 decreased 28% to $3.2 million from $4.4 million for the first quarter of 1995. The reduction in general and administrative expense is due primarily to a decrease in the Company's patent infringement and enforcement costs of $1.9 million. The 1995 period included costs for the Motorola suit. This reduction was offset by an increase in other components of general and administrative costs.

  Research and development expenses increased 137% for the first quarter of 1996 to $4.3 million from $1.8 million for the first quarter of 1995. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product expected to be released during the first half of 1996.

Other Income and Expense. Interest income for the first quarter of 1996 was $1.1 million as compared to $402,000 for the first quarter of 1995. The increase is due primarily to greater average invested cash and investment balances in 1996 compared to 1995. Interest expense for the three month period ended March 31, 1996 was $33,000 as compared to $166,000 for the three month period ended March 31, 1995. The decrease is due primarily to the settlement of the HNS obligation during the second quarter of 1995. Remaining interest is incurred on the Company's capital lease obligations.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp."), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $887,000 as an increase in minority interest in the first quarter of 1996 representing the minority interest's portion of the net income of Patents Corp. for the first quarter of 1996. During the comparable 1995 period, the Company recorded an increase of $1.9 million in minority interest representing the minority interest's portion of the net income of Patents Corp. for the first quarter of 1995.

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

         Manufacturing-related problems, including quality, cost or delivery problems with vendors and component suppliers; unavailability of alternative sources for component parts of the Company's products or unavailability of components at competitive prices; longer than desirable development time arising from the necessity to use alternative sources.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

  On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions:
(1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). On April 25, 1995, the Court entered an order certifying the case as a class action. The Company filed a motion for summary judgment in June 1995. Oral arguments on the motion were held in August 1995. On September 13, 1995, the Court entered an order directing that all summary judgment matters be submitted prior to the adjudication of defendants' motion. Accordingly, the Court denied defendants' motion without prejudice so that defendants could submit a supplemental brief and expert report. The defendants filed these papers on October 16, 1995, adding an additional basis for the motion to the effect that there was no statistically significant change in the stock price when the "true" facts came out, indicating that as a matter of law, there were no material misstatements or omissions. On February 6, 1996, the court denied defendants' motion for summary judgment. The court has placed the case on the trial calendar for July 1996.

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

  In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)). The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas which was granted by the Court. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. Both Ericsson actions have been consolidated and are scheduled to go forward in the United States Federal District Court for the Northern District of Texas. ITC agreed to the dismissal without prejudice of LM Ericsson. In July, 1994, ITC filed a motion to transfer the Texas action to the United States District Court for the District of Delaware which was denied. At the request and with the consent of the parties, the District Judge has executed an order extending a stay of the proceedings until July 23, 1996. The Company anticipates that if the present stay is not further extended, discovery will resume and the parties will proceed to trial some time in 1997.

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

     Exhibit 11  - Computation of Net Income Per Share

     Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated February 9, 1996 under
Item 5 -- Other Events, relating to the Company's alliance with Samsung Electronics Co., Ltd. No financial statements were filed with this report.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date:  May 8, 1996                   /s/ William A. Doyle
                                     ------------------------------------------
                                     William A. Doyle, President and Acting
                                     Chief Executive Officer


Date:  May 8, 1996                   /s/ James W. Garrison
                                     ------------------------------------------
                                     James W. Garrison, Vice President -
                                     Finance, Chief Financial Officer and
                                     Treasurer