Form 10-Q
period 1996-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1996-08-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

                         _______________________________

Commission File Number 1-11152

                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                      PENNSYLVANIA                      23-1882087
                      ------------                      ----------
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)        Identification No.)

                   781 Third Avenue, King of Prussia, PA 19406
                   -------------------------------------------
              (Address of principal executive offices and zip code)

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

              Yes   X                             No
                   ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   46,437,793
- --------------------------------------           -------------------------------
               Class                             Outstanding at August 8, 1996

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                         PAGES
                                                                         -----

Part  I - Financial Information:

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets -                         3-4
                    December 31, 1995 and June 30, 1996 (unaudited)

                    Consolidated Statements of Operations                 5
                    Three and Six Months Ended June 30, 1995 and 1996
                    (unaudited)

                    Consolidated Statements of Cash Flows -               6
                    Six Months Ended June 30, 1995 and 1996 (unaudited)

                    Notes to Consolidated Financial Statements            7-12

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         13-23

Part II - Other Information:

          Item 1.   Legal Proceedings                                     24-25

          Item 4.   Submission of Matters to a Vote of Security Holders   26

          Item 6.   Exhibits and Reports on Form 8-K                      27

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              DECEMBER 31,   JUNE 30,
ASSETS                                                           1995         1996
                                                              -----------  -----------
                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $1,200 and $1,002 respectively                  $   9,427    $  20,306
   Short term investments                                        55,060       62,322
   License fees receivable                                          400          702
   Accounts receivable, net of allowance for
      uncollectable accounts of $340 and $432, respectively       2,757        5,397
   Inventories                                                    4,853        4,751
   Other current assets                                           1,474        5,670
                                                              ---------    ---------
      Total current assets                                       73,971       99,148
                                                              ---------    ---------

PROPERTY AND EQUIPMENT:
   Land, Buildings and Improvements                                 --         4,031
   Machinery and equipment                                        4,033        4,732
   Computer equipment                                             3,734        4,464
   Furniture and fixtures                                         1,540        1,743
   Leasehold improvements                                         1,114          659
                                                              ---------    ---------
                                                                 10,421       15,629
   Less-accumulated depreciation and amortization                (5,969)      (6,654)
                                                              ---------    ---------
      Net property and equipment                                  4,452        8,975
                                                              ---------    ---------

OTHER ASSETS:
   Patents, net of accumulated amortization of
      $3,456 and $3,714 respectively                              2,405        2,395
   Other                                                          2,339        5,032
                                                              ---------    ---------
      Total other assets                                          4,744        7,427
                                                              ---------    ---------

                                                              $  83,167    $ 115,550
                                                              =========    =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (in thousands)

                                                                 DECEMBER 31,   JUNE 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1995        1996
                                                                 ------------ -----------
                                                                              (UNAUDITED)
CURRENT LIABILITIES:
   Current portion of long term debt                             $     430    $     484
   Accounts payable                                                  4,313        6,681
   Accrued compensation and related expenses                         4,335        4,034
   Purchase commitment reserve                                         855          505
   Deferred revenue                                                  1,597        9,198
   Income and foreign withholding taxes payable                        653          614
   Other accrued expenses                                            2,780        2,920
                                                                 ---------    ---------
     Total current liabilities                                      14,963       24,436
                                                                 ---------    ---------

LONG TERM DEBT                                                         631        3,142
                                                                 ---------    ---------

OTHER LONG TERM LIABILITIES                                          1,323          758
                                                                 ---------    ---------

MINORITY INTEREST                                                    3,810        4,732
                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
     $2.50 Convertible Preferred, 113 shares and 105 shares
     issued and outstanding                                             11           11
   Common Stock, $.01 par value, 75,000 shares authorized,
     44,424 shares and 46,346 shares issued and
     outstanding                                                       444          463
   Additional paid-in capital                                      212,310      220,932
   Accumulated deficit                                            (150,325)    (145,750)
                                                                 ---------    ---------
   Total shareholders' equity                                       62,440       75,656
                                                                 ---------    ---------

                                                                 $  83,167    $ 115,550
                                                                 =========    =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                       ---------------------   --------------------
                                                         1995        1996        1995        1996
                                                       --------    --------    --------    --------
REVENUES:
  UltraPhone                                           $  6,145    $  5,007    $ 11,456    $  6,834
  Licensing and Alliance                                 30,974       9,107      62,093      24,707
  Contract Services                                         141          --         445          --
                                                       --------    --------    --------    --------
                                                         37,260      14,114      73,994      31,541
                                                       --------    --------    --------    --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                             5,884       5,020      11,729       7,897
  Contract service costs                                    259          --         512          --
  Sales and marketing                                       975       1,143       2,068       1,916
  General and administrative                              4,154       2,283       8,569       5,453
  Research and development                                2,028       4,835       3,854       9,166
                                                       --------    --------    --------    --------
                                                         13,300      13,281      26,732      24,432
                                                       --------    --------    --------    --------

    Income from operations                               23,960         833      47,262       7,109

OTHER INCOME (EXPENSE):
  Interest income                                           821         956       1,224       2,071
  Interest and financing expenses                          (443)        (44)       (610)        (77)
                                                       --------    --------    --------    --------

    Income before income taxes and minority interest     24,338       1,745      47,877       9,103

INCOME TAX PROVISION                                     (1,831)       (998)     (3,307)     (3,505)
                                                       --------    --------    --------    --------

    Income before minority interest                      22,507         747      44,570       5,598

MINORITY INTEREST                                        (1,918)         (4)     (3,777)       (891)
                                                       --------    --------    --------    --------

    Net income                                           20,589         743      40,793       4,707

PREFERRED STOCK DIVIDENDS                                   (68)        (66)       (134)       (132)
                                                       --------    --------    --------    --------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS           $ 20,521    $    677    $ 40,659    $  4,575
                                                       ========    ========    ========    ========

NET INCOME PER COMMON SHARE                            $   0.45    $   0.01    $   0.88    $   0.10
                                                       ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     45,475      48,572      46,195      47,931
                                                       ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 For the six months ended June 30,
                                                                 ---------------------------------

                                                                        1995         1996
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 40,793    $  4,707
    Adjustments to reconcile net income to net
      cash provided by operating activities-
         Minority interest in subsidiary                                  3,818         891
         Depreciation and amortization                                      836         898
         Other                                                               37         (80)
         Decrease (increase) in assets-
                 Receivables                                             14,925      (2,942)
                 Inventories                                              1,128         102
                 Other current assets                                      (481)     (4,195)
         Increase (decrease) in liabilities-
                 Accounts payable                                        (6,030)      2,367
                 Accrued compensation                                     1,587        (301)
                 Deferred revenue                                         1,402       7,601
                 Other accrued expenses                                  (7,991)       (250)
                 Other long term liabilities                                 --       6,262
                                                                       --------    --------

         Net cash provided by operating activities                     $ 50,024    $ 15,060
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in short-term investments                                 $(44,472)   $ (7,262)
    Additions to property and equipment, net of non-cash additions
      of $100 and $2,866, respectively                                     (669)     (2,110)
    Additions to patents                                                   (149)       (248)
    Other non-current assets                                               (218)     (2,881)
                                                                       --------    --------

    Net cash used for investing activities                              (45,508)    (12,501)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                        12,076       8,621
    Payments on long-term debt, including capital lease obligations        (137)       (301)
                                                                       --------    --------

    Net cash provided by financing activities                            11,939       8,320
                                                                       --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                16,455      10,879

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            6,264       9,427
                                                                       --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 22,719    $ 20,306
                                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                      $     16    $     63
                                                                       ========    ========
    Income taxes paid, excluding foreign withholding taxes             $  1,850         308
                                                                       ========    ========

        The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1. BACKGROUND:

     InterDigital Communications Corporation ("IDC"), a public corporation incorporated in the state of Pennsylvania, and its subsidiaries (collectively with IDC, "InterDigital" or the "Company"), develop and market advanced digital wireless telecommunications systems and technology. The Company's objective is to become a significant global supplier of digital wireless communications technology and systems based on its proprietary Time Division Multiple Access ("TDMA") and Broadband Code Division Multiple Access ("B-CDMA") technologies.

     To achieve that objective, the Company has developed an alliance program under which it intends to align itself with key entities in the telecommunications industry. Two of the three key objectives of the Company's alliance program, if fully and successfully implemented, are to generate licensing revenues as well as to improve the Company's UltraPhone(R) product business by (i) making the Company and its UltraPhone products more credible competitors in large scale telecommunications infrastructure programs, (ii) expanding the depth and coverage of UltraPhone product marketing efforts around the world, (iii) facilitating greater focus in the Company's direct sale activities, and (iv) funding and facilitating engineering changes and alternative supply and production sources to attempt to significantly reduce costs and expand product capabilities.

     The third objective of the alliance program is to bolster the Company's on-going efforts to develop its B-CDMA air interface technology and to spread the commercialization of B-CDMA-based wireless local loop applications and start the development of B-CDMA-based wireless Personal Communications Service ("PCS") applications. To date, the Company has formed two such broad business alliances, with Siemens and Samsung. (See Notes 5 and 6.)

     Historically, the Company's principal product has been the UltraPhone system, a radio telephone system providing business and households access to basic telephone service through a wireless local loop. Since 1987, the Company has sold over 250 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $140 million. UltraPhone product revenues accounted for approximately 20% of the total revenues of the Company during 1995 and approximately 21% of revenues for the six month period ended June 30, 1996.

     In addition to its UltraPhone telephone system business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of the extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with twelve entities as of August 8, 1996, the recognition of $28.7 million, $67.7 million and $24.7 million of licensing and alliance revenue in fiscal 1994, 1995 and the six month period ended June 30, 1996, respectively, and the initiation of litigation with major telecommunications companies.

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

2. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company`s financial position as of June 30, 1996 and the results of their operations for the three and six month periods ended June 30, 1995 and 1996 and cash flows for the six month periods ended June 30, 1995 and 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

     The Statement of Cash Flows for the six months ended June 30, 1995 has been restated to conform with current period presentation.

3. CONTINGENCIES:

     IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents. In one such action including Motorola, ITC has received an adverse jury verdict and is in the post-trial appeal process. In another action, the Court has stayed the proceeding, at the request of the parties, pending a decision by the appeals court on the Motorola case. ITC is also involved in administrative proceedings in which various partners have challenged the validity of ITC's patents. (See Part II, Item 1, Legal Proceedings.)

     On November 7, 1994, a purported class action complaint was filed against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws. In July 1996, the parties agreed to settle the litigation, subject to court approval, in consideration of a future payment by the Company. Such payment will not be material to the Company's financial position or results of operations.


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

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                 December 31,         June 30,
                                                     1995              1996
                                                 ----------          ---------

Money market funds and demand deposits           $   2,096            $12,671
Certificates of deposit                                966                751
Repurchase agreements                                3,955              1,897
Commercial paper                                     2,380              4,987
                                                  --------            -------
                                                  $  9,427            $20,306
                                                  ========            =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1995 consisted of $40.5 million in government-issued discount notes, $2.5 million in municipal securities and $12.1 million in corporate debt securities. Short-term investments available for sale as of June 30, 1996 consisted of $51.4 million in government-issued discount notes and $10.9 million in corporate debt securities.

     The aggregate cash, cash equivalents and short-term investments held by Patents Corp. was $68.8 million as of June 30, 1996. Such funds can be made available for uses related to UltraPhone activities, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

5. SIEMENS AGREEMENTS:

     On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance. (See Note 6.)

     As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $14.8 million was paid as of December 31, 1995. In connection with the Samsung alliance, the Company and Siemens deferred the December 31, 1995 and March 31, 1996 payments and, in July 1996, offset the majority of such payments against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. (See Note 6)

     In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995 the Company recognized $13.6 million of the revenue under this agreement based on the progress of the completed work. The remaining $6.4 million of revenue is expected to be recognized through December 1996, the expected date of completion of functional testing at the system component level.

6. SAMSUNG AGREEMENTS:

     On February 9, 1996, the Company entered into a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made upfront payments to the Company in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, the Company made, via offset (see Note 5) certain payments to Siemens, which, in turn, committed to provide additional technical assistance. The net upfront amount received by the Company, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower to the alliance for the development of the Company's B-CDMA technology.

     Samsung has received from InterDigital royalty bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. InterDigital and Samsung anticipate that Samsung may manufacture and sell privately labeled UltraPhone systems and may become a significant UltraPhone equipment supplier to InterDigital, which would allow InterDigital to take advantage of Samsung's expertise in low cost, high quality manufacturing.

     The Company recognized $14 million as revenue during the first quarter of 1996 representing the non-refundable upfront patent licensing portion of the agreements. The Company recognized $6 million in the second quarter of 1996 representing the consideration due for the UltraPhone equipment technology transfer and manufacturing rights portions of the agreements. Also during the second quarter, the Company recognized approximately $1.5 million of the net amount retained by the Company relating to the B-CDMA development portion of the agreement. The balance of the revenue is expected to be recognized through December 1998, the expected date of completion of the applicable development effort.

7. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

UltraPhone Equipment Revenue:

     In fiscal 1995, the Company's Indonesian and Russian customers represented 37% and 20%, of UltraPhone product revenues, respectively. During the second quarter of 1995, the Company's Russian and Indonesian customers accounted for 53% and 19% of UltraPhone product revenues, respectively. During the second quarter of 1996, the Company's Philippine and Puerto Rican customers accounted for 66% and 14%, respectively of UltraPhone product revenues. For the six months ended June 30, 1995, the Company's Indonesian and Russian customers accounted for 48% and 29% of UltraPhone product revenues, respectively. For the six months ended June 30, 1996, the Company's Philippine, Puerto Rican and Myanmarian customers accounted for 54%, 15% and 12%, respectively of UltraPhone product revenues.

UltraPhone product revenues by geographic area are as follows (in thousands):

                    Three Months                Six Months
                   Ended June 30,             Ended June 30,

                   1995       1996             1995        1996
                   ----       ----             ----        ----

Domestic        $    608   $    491        $    1,365   $    940
Foreign            5,537      4,516            10,091      5,894
                ---------  ---------       -----------  ---------
                $  6,145   $  5,007        $   11,456   $  6,834
                =========  =========       ===========  =========

Licensing and Alliance Revenue:

     ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems, AT&T, Siemens (see Note 5), Matsushita, Sanyo, Pacific Communications Systems, Mitsubishi, Hitachi, Kokusai, OKI Electric Industry Company, and Samsung (see Note 6). The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and other provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

     The Licensing and Alliance revenues for the six months ended June 30, 1996 include $21.5 million from Samsung and $3.2 million from Siemens. During the six months ended June 30, 1995, ITC entered into royalty-bearing license agreements with Pacific Communication Sciences, Sanyo, Mitsubishi and Hitachi, together with its affiliate Kokusai, covering patents relating to the manufacture, use and sale of TDMA-based subscriber units, in certain instances, and infrastructure equipment. Each of these agreements contains advance payment obligations pursuant to which ITC received an aggregate of approximately $27.1 million, which was recognized as revenue during the six months ended June 30, 1995. An additional $8.0 million of revenue was recognized during the first half of 1995 pursuant to the Siemens agreements.

8. NET INCOME PER COMMON SHARE:

     The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the computations for the three and six month periods for 1995 and 1996 since their effect is dilutive. (See Item 6, Exhibit 11 - Computation of Net Income Per Share.)

9.   INVENTORIES:

                                       December 31,     June 30,
                                          1995            1996
                                          ----            ----
                                             (In thousands)

Component parts and work-in-progress     $  4,341       $  4,244
Finished goods                                512            507
                                         ---------      ---------
                                         $  4,853       $  4,751
                                         =========      =========

     Inventories are stated net of valuation reserves of $6.9 million as of December 31, 1995 and June 30, 1996. In addition, inventory purchase commitment reserves were $855,000 and $505,000 as of December 31, 1995 and June 30, 1996, respectively.

10. LONG-TERM DEBT:

     During the second quarter of 1996, the Company purchased its King of Prussia facility for $3.7 million. The Company paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest at a rate of 8.28% per annum. The entire cost of the land and buildings purchased, as well as the improvements made to the building, have been classified as Land, Building and Improvements within the property section of the balance sheet. The mortgage has been classified as long-term debt on the balance sheet, with $88,000 classified as current portion of Long-term Debt.

11. INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended June 30, 1996 consists of a current foreign withholding provision of $990,000, a current state tax provision of $3,000 and a Federal Alternative Minimum Tax provision of $5,000. The income tax provision for the three months ended June 30, 1995 consisted of a current foreign withholding tax provision of $1.4 million, a current state and local tax provision of $41,000 and a Federal Alternative Minimum Tax provision of $420,000. The income tax provision or the six months ended June 30, 1996, consists of a current foreign withholding tax provision of 3.3 million, a current state tax provision of $114,000 and a Federal Alternative Minimum Tax provision of $91,000. The income tax provision for the six months ended June 30, 1995, consisted of a current foreign withholding tax provision of $2.4 million, a current state tax provision of $79,000 and a Federal Alternative Minimum Tax provision of $820,000. At December 31, 1995, the Company had net operating loss carryforwards of approximately $102 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of June 30, 1996.

     The net operating loss carryforwards as of December 31, 1995 are scheduled to expire as follows:


               2001                 $  2.5 million
               2002                   10.3 million
               2003                   18.2 million
               2004                   20.0 million
               2005                   11.9 million
               thereafter             38.7 million
                                    ---------------
                                    $101.6 million
                                    ===============

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including June 30, 1996. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and 1995, UltraPhone system revenues were significantly lower than in 1992; losses increased significantly in 1993 and 1994 as a result of the decline in UltraPhone product revenues and gross margins and other increases in costs, such as the increased investment in B-CDMA technology research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. During 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, the Company recognized $67.7 million of licensing and alliance revenue enabling the Company to report its first profitable fiscal year since its inception. The Company was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. The variability of 1995 quarterly operating results was due to the revenue recognition accorded to the non-refundable payments associated with the license agreements. The Company expects such variability to continue during 1996 and beyond.

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

     To augment its efforts to achieve its goals, the Company has retained investment banking and other outside resources to investigate acquisition and other strategies designed to strengthen its competitive position.

     ITC, an indirect majority owned subsidiary, and the Company, together, offer non-exclusive, royalty bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes their extensive portfolio of TDMA and CDMA patented technologies. The Company believes that, through ITC's patent portfolio, and the Company's TDMA and B-CDMA technology research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology, which represents a substantial portion of the worldwide installed base. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of twelve entities as of August 8, 1996.

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

     In order to support the flexible pricing generally required in multi-year programs, the Company introduced a redesigned central office terminal which expanded base station capacity by over 50% and a significantly lower-priced cluster unit during the last half of 1994 and introduced a more fully-featured subscriber unit during the first half of 1996. Reductions in product costs would be most fully realized in cluster systems and, to a lesser degree, in other non-cluster configurations in which there is a high ratio of subscriber units to base stations. The Company has experienced and may continue to experience engineering and production delays in the introduction of its new subscriber units and/or other new enhancements or features.

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

     On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by the Motorola products involved in the case. On June 17, 1996, the U.S. District Court Judge for the District of Delaware affirmed that portion of the jury's verdict. The judge further sustained the jury's invalidity finding as to 21 of the 24 patent claims at issue, but reversed the jury's invalidity determination as to the three other claims, finding no support in the record for the jury's determination. While the Company has appealed the decision and believes that substantial grounds exist to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long-term. Until there is a final judicial determination the verdict may adversely affect the Company's level of revenue and potential cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties or specified installment payments under certain of its license agreements. In addition, an adverse ruling (as to ITC) on Motorola's appeal on its motion for attorneys' fees (which motion the U.S. District Court judge denied) could adversely affect the Company's cash position.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had working capital of $74.7 million at June 30, 1996 compared to working capital of $59.0 million at December 31, 1995. The increase in working capital since December is due primarily to the recognition of license and alliance revenue from Samsung of $21.5 million and receipt of $8.6 million from stock option and warrant exercises, offset by operating cash needs of the Company. The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses.

Since the fourth quarter of 1994, the Company has generated cumulative operating profits and substantially strengthened its cash position through its alliance and licensing transactions. Proceeds from licensing transactions paid to ITC can be made available for uses related to UltraPhone product marketing efforts, product development efforts or other Company uses upon such funds being transferred to InterDigital pursuant to contractual arrangements or in conjunction with a dividend declaration.

     Net proceeds of the Samsung agreements signed in February 1996, and which became fully effective in May 1996, were approximately $29 million, all of which were received by the Company by June 30, 1996.

     Demands on working capital in 1996 and beyond are expected to increase. The Company expects to significantly increase its B-CDMA technology development expenditures to commercialize its technology as soon as possible. As the development effort nears first stage completion, currently anticipated in early 1997, additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Engineering efforts required to support the UltraPhone product are also expected to increase significantly as the Company continues its efforts to reduce the cost of the UltraPhone product and increase its market share. Marketing and administrative, and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program.

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

     The Company relocated its Pennsylvania operations and support activities to a new location within the King of Prussia, Pennsylvania area in December 1995 and purchased that facility in June 1996. The cost of the new facility was $3.73 million, which sum was partially financed through a $2.8 million institutional mortgage loan.

     In August 1996, the Company acquired a fifty (50) percent interest in an office building located on Long Island, New York. The Company affected the acquisition of the building through the creation of a New

York Limited Liability Company, 60 Crossroads, L.L.C., in which the Company holds a 50% interest. A local commercial real estate owner, developer and building contractor holds the remaining ownership interest. The limited liability company purchased the building for approximately $2.0 million. The Company and its partner have agreed to share equally the acquisition and ownership costs of the limited liability company. The Company has not, but may in the future, finance some or all of its acquisition costs. The Company intends to enter into a lease agreement with the limited liability company for the building and adjoining property. The Company intends to use the building and property as the principle site for its B-CMDA technology development and commercialization efforts.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1995 and June 30, 1996 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1995 and June 30, 1996 balance sheets.

Backlog

     At June 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $53.0 million, which includes the balance of one order from the Company's Philippine customer of $13.1 million and another order from its Indonesian customer for $36.8 million. Over $15 million of the backlog is expected to be delivered during the second half of fiscal year 1996, with the balance expected to be delivered during fiscal 1997. At June 30, 1995, the Company's backlog of orders for UltraPhone telephone equipment and services was $18.4 million.

Changes in Cash Flows and Financial Condition

     The Company has experienced positive cash flows from operations during the six months ended June 30, 1996. The positive cash flows from operations are primarily due to the receipt of funds from the Samsung agreement offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities. Licensing and Alliance revenue for Samsung of $21.5 million was recognized as revenue in the six month period ended June 30, 1996. (See Note 6 of the "Notes to Consolidated Financial Statements".)

     Net cash flows from investing activities were negative for the six months ended June 30, 1996 due primarily to the Company's purchase of its King of Prussia facility, the arrangement of a $2.6 million performance bond for its current Philippine order and its investment in property and equipment. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the six month period ended June 30, 1996, the Company generated $8.3 million from financing activities. The funds were primarily generated by the exercise of stock options and warrants.

     Cash, cash equivalents and short term investments of $82.6 million as of June 30, 1996 includes $68.8 million held by Patents Corp. and $1.0 of restricted cash. The UltraPhone accounts receivable of $5.4 million at June 30, 1996 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of June 30, 1996, $1.0 million has been collected through August 8, 1996.

     Inventory levels at June 30, 1996 of $4.8 million are relatively unchanged as compared to $4.9 million as of December 31, 1995, reflecting the sale of systems, principally to the Company's Puerto Rican and Philippine customer offset by the build-up of inventory for the remaining Philippine shipments. Inventories at December 31, 1995 and June 30, 1996 are both stated net of valuation reserves of $6.9 million.

     Included in other accrued expenses at June 30, 1996 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

Results of Operations - Second Quarter of 1996 Compared to the Second Quarter of 1995

Total Revenues. Total revenues in the second quarter ended June 30, 1996 decreased to $14.1 million from $37.3 million in the second quarter ended June 30, 1996 primarily due to the recognition of $31.0 of licensing revenue in the 1995 period as compared to only $9.1 million in the comparable quarter of 1996. UltraPhone sales decreased 19% in the second quarter of 1996 to $5.0 million from $6.1 million in the comparable quarter of 1995.

     During the second quarter of 1996, the Company recognized $6.0 million of Samsung revenue that related to the UltraPhone manufacturing license and manufacturing technology transfer portion of the agreement. The Company also recognized $1.5 million for Samsung related to the B-CDMA development portion of the agreement. Additionally, the Company recognized revenue of $1.6 million as part of the Siemens series of agreements. During the second quarter of 1995, ITC entered into royalty-bearing license agreements with one licensee under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. This agreement contains advance payment obligations pursuant to which ITC received in excess of $20.0 million, which was recognized as revenue during the second quarter of 1995. Additionally, the Company recognized $4.0 million as part of the Siemens series of agreements during the second quarter of 1995.

     The Company had contract revenue of $141,000 related to its U.S. Federal government and other services contracts for the second quarter in 1995 as compared to no revenue during the 1996 period. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the second quarter of 1996 decreased 14.7% to $5.0 million from $5.9 million for the second quarter of 1995. The Company had approximately a zero gross margin on UltraPhone system sales for the three months ended June 30, 1996 as compared to a positive gross margin of 4.2% for the three month period ended June 30, 1995. Included in cost of UltraPhone system sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production during the quarter.

Contract Services Costs. Contract services costs were $259,000 in the three month period ended June 30, 1995. The Company completed the shutdown of the facilities and the termination of employees related to contract services segment of the business during 1995.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

     Sales and marketing expenses increased 17% to $1.1 million during the second quarter of 1996 as compared to $975,000 during the second quarter of 1995. The increase is primarily due to increased staff and activity levels, but was partially offset by a decrease in commission expense due to the decrease in UltraPhone product revenues in the three month period of 1996.

     General and administrative expenses for the second quarter of 1996 decreased 45% to $2.3 million from $4.2 million for the second quarter of 1995. Expenses related to the protection and exploitation of the Company's patents decreased by approximately $1.7 million in the 1996 period compared to the 1995 period.

     Research and development expenses for the second quarter of 1996 increased 138% to $4.8 million as compared to $2.0 million during the second quarter of 1995. Staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product have increased significantly.

Other Income and Expense. Interest income for the second quarter of 1996 was $956,000 as compared to $821,000 for the second quarter of 1995. The increase is due primarily to greater average invested cash balances in 1996 compared to 1995. Interest expense for the three month period ended June 30, 1996 was $43,000 as compared to $443,000 for the three month period ended June 30, 1995. The decrease is due primarily to the settlement of the HNS obligation.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp."), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $4,000 as an increase in minority interest in the second quarter of 1996 representing the minority interest's portion of the net income of Patents Corp. for the second quarter of 1996. During the comparable 1995 period, the Company recorded an increase of $1.9 million in minority interest representing the minority interest's portion of the net income of Patents Corp. for the second quarter of 1995.

Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Total Revenues. Total revenues for the six months ended June 30, 1996 decreased 57% to $31.5 million from $74.0 million for the six months ended June 30, 1995 primarily due to a decrease in the amount of License and Alliance revenues recognized and a decrease in UltraPhone equipment revenues. License and Alliance revenues for the six months ended June 30, 1996 includes $21.5 million as part of the Samsung Agreements (see Note 6 of the Notes to Consolidated Financial Statements) and $3.2 million as part of the Siemens Agreements (see Note 5 of the Notes of Consolidated Financial Statements). During the first half of 1995, ITC entered into royalty-bearing license agreements with Pacific Communication Sciences, Inc., a subsidiary of Cirrus Logic, Inc., Sanyo Electric Company, Ltd., Mitsubishi Electric Corporation, Hitachi Ltd. together with its affiliate Kokusai Electric Co., Ltd., and NEC Corporation under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. These agreements contain advance payment obligations pursuant to which ITC received an aggregate of approximately $62.1 million, which was recognized as revenue during the first half of 1995. Additionally, the Company recognized revenue of $8.0 million as part of the Siemens series of agreements during the 1995 period. UltraPhone equipment sales decreased 40% during the six months ended June 30, 1996 to $6.8 million from $11.5 million in the comparable period of 1995.

     During the six months ended June 30, 1995, the Company had $445,000 of contract revenue related to its U.S. Federal government and other services contracts as compared to no contract services revenue recognized in the 1996 period due to the completion of the remaining contracts for which the Company was obligated during 1995.

Cost of UltraPhone Sales. The cost of UltraPhone equipment sales for the six months ended June 30, 1996 decreased 33% to $7.9 million from $11.7 million for the six months ended June 30, 1995. The Company incurred a negative gross margin on UltraPhone equipment sales of 15.5% for the six months ended June 30, 1996 as compared to a negative gross margin of 2.4% for the six month period ended June 30, 1995. Included in cost of UltraPhone equipment sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first half of 1996, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Contract Services Costs. Contract services costs were $512,000 in the six month period ended June 30, 1995. There were no contract service costs incurred during the six months ended June 30, 1996 as the Company has withdrawn from this line of business and has completed its obligations on any remaining contracts.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

     Sales and marketing expenses decreased 7% to $1.9 million during the six months ended June 30, 1996 compared to $2.0 million during the six months ended June 30, 1995. The decrease is primarily due to reduced commissions expense, commensurate with the reduction in UltraPhone system revenues and was offset by higher activity levels.

     General and administrative expenses for the six months ended June 30, 1996 decreased 36% to $5.5 million from $8.6 million for the six months ended June 30, 1995. The reduction in general and administrative expense is due primarily to a decrease in the Company's patent infringement and enforcement costs of $3.8 million offset partially by higher activity levels. The 1995 period included costs for the Motorola suit. (See Part II. Item 1, "Legal Proceedings".)

     Research and development expenses increased 138% for the six months ended June 30, 1996 to $9.2 million from $3.9 million for the six months ended June 30, 1995. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product released during the first half of 1996.

Other Income and Expense. Interest income for the six months ended June 30, 1996 was $2.1 million as compared to $1.2 million for the six months ended June 30, 1995. The increase is due primarily to greater average invested cash and investment balances in 1996 compared to 1995. Interest expense for the six month period ended June 30, 1996 was $76,000 as compared to $610,000 for the six month period ended June 30, 1995. The decrease is due primarily to the settlement of the HNS obligation during the second quarter of 1995. Remaining interest is incurred on the Company's capital lease obligations.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $891,000 as an increase in minority interest in the six months ended June 30, 1996 representing the minority interest's portion of the net income of Patents Corp. for the six months ended June 30, 1996. During the comparable 1995 period, the Company recorded an increase of $3.8 million in minority interest representing the minority interest's portion of the net income of Patents Corp. for the six months ended June 30, 1995.

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

         Adverse effects from the Motorola judgment, including but not limited to (i) adverse impacts on the level of revenue and potential cash flow from ITC's patent portfolio (ii) the impairment of the Company's ability to raise funds for general corporate purposes, and (iii) the temporary or permanent impairment of ITC's pending U.S. litigation against Ericsson.

         The failure of the appeals courts to reverse, vacate and/or remand the Motorola judgment, recognizing that, notwithstanding the Company's belief that substantial grounds exist for reversal, vacation and/or remand, the Company carries the burden on appeal and, more often than not, jury determinations are upheld.

         An adverse decision in U.S. and foreign patenting forums regarding the validity of ITC's patents, which could materially impact ITC patent licensing opportunities, the Company's ability to realize licensing revenue and pending patent litigation.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and its former chief executive officer alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations relate to the disclosure of three proposed financing transactions. On July 15, 1996, the Company entered into a settlement agreement (the "Class Settlement"), to avoid the expense, diversion of management attention and the uncertainties of trial, under which the Company made no admissions of wrongdoing. Under the Class Settlement, which is subject to court approval, the Company has agreed to pay a specified maximum to eligible plaintiff class members who submit claims; more than 50% of the settlement amount will be paid by the Company's insurance carrier. The maximum net amount payable by the Company will not materially adversely affect the Company's financial position or results of operation.

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

     On March 29, 1995, the trial ended with the jury's verdict that ITC's patent claims at issue in the case are not infringed by the Motorola products involved in the case. On June 17, 1996, the U.S. District Court for the District of Delaware affirmed that portion of the jury's verdict. The judge further sustained the jury's determination of invalidity with respect to 21 of the 24 patent claims at issue, but reversed the jury's invalidity determination as to the three other claims, finding no support in the record for the jury's determination. On June 17, 1996, Motorola filed an appeal from the ruling by the U.S. District Court for the District of Delaware with the U.S. District Court of Appeals for the Federal Circuit (Appeal No. 96-1408) and on June 21, 1996, the Company filed its appeal (Appeal No. 96-1428). It is anticipated that the parties will file their appeal briefs during the remainder of 1996 and that the appeals will be argued and decided within approximately 12 to 18 months from their dates of filing. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial.

     In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)). The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson Radio and Ericsson GE filed a motion to transfer ITC's action to the United States District Court for the Northern District of Texas which was granted by the Court. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H

(N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. Both Ericsson actions have been consolidated in the United States Federal District Court for the Northern District of Texas. ITC agreed to the dismissal without prejudice of LM Ericsson. At the request and with the consent of the parties, the District Judge has executed an order indefinitely extending a stay of the proceedings until a ruling on the appeals by the U.S. District Court of Appeals for the Federal Circuit in the Motorola action described above.

     In connection with ITC's various patent infringement lawsuits, Patents Corp. entered into several contingent fee arrangements, principally with outside legal counsel. Those agreements provided that in the event of a successful outcome in any of the various lawsuits, as defined in the agreements, Patents Corp. would owe additional fees to its service providers. The agreements with outside legal counsel have been terminated. Patents Corp. is currently discussing with its service providers how much compensation may be due. No provision has been made in the Company's financial statements for such contingent fee arrangements.

     ITC has filed patient applications in numerous foreign countries. Typical of processes involved in the issuance of foreign patents, Philips, Alcatel and Siemens each filed petitions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. On October 19, 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent. An appeal has been filed by Philips, Alcatel and Siemens and additional arguments have been made based upon prior art not previously considered by the patent office. ITC is and may from time to time be subject to additional challenges with respect to its patents and patent applications in foreign countries. Although no assurance can be given as to the eventual outcome of these patent challenges. ITC intends to vigorously defend its patents. If any of these patents are revoked, ITC's patent licensing opportunities in such relevant foreign countries could be materially and adversely affected.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 24, 1996, the shareholders of the Company elected one director of the Company, approved an amendment to the Company's 1995 Stock Option Plan for Employees and Outside Directors (the "Plan") as described in the Company's Proxy Statement dated May 20, 1996 and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1996. In the election of Harry G. Campagna as a director, 43,435,506 shares were voted in favor of his election and 810,951 shares were withheld. In approving the amendment to the Plan, there were 14,034,850 shares voted in the favor of the amendment, 4,863,644 shares abstaining and 24,866,641 broker non-votes. There were no broker non-votes with respect to any other matter voted upon at the meeting. The vote ratifying the appointment of Arthur Andersen LLP was 43,627,147 shares in favor, 352,545 against and 266,765 abstaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

          Exhibit 11 - Computation of Net Income Per Share

          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

          No current reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERDIGITAL COMMUNICATIONS CORPORATION


Date:  August 12, 1996                  /s/ William A. Doyle
                                        ----------------------------------------
                                        William A. Doyle, President and
                                        Acting Chief Executive Officer


Date:  August 12, 1996                  /s/ James W. Garrison
                                        ----------------------------------------
                                        James W. Garrison, Vice
                                        President - Finance, Chief
                                        Financial Officer and Treasurer