Form 10-Q
period 1996-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1996-11-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to _________

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


       Registrant's telephone number, including area code (610) 878-7800
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   x                                 No _____
                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                48,023,324 shares
--------------------------------------         -------------------------------
                Class                          Outstanding at October 24, 1996

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------

                                     INDEX
                                     -----

                                                                           PAGES
                                                                           -----

Part  I - Financial Information:

   Item 1.  Consolidated Financial Statements


      Consolidated Balance Sheets -                                        3
        December 31, 1995 and September 30, 1996 (unaudited)


      Consolidated Statements of Operations                                4
        Three and Nine Months Ended September 30, 1995 and 1996 (unaudited)


      Consolidated Statements of Cash Flows -                              5
        Nine Months Ended September 30, 1995 and 1996 (unaudited)


      Notes to Consolidated Financial Statements                           6-11


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  12-22


Part II - Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                                23

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                         DECEMBER 31,      SEPTEMBER 30,
ASSETS                                                                      1995               1996
------                                                                   ------------      -------------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $1,200 and $542 respectively                                $   9,427        $  16,011
   Short term investments                                                    55,060           51,421
   License fees receivable                                                      400              702
   Accounts receivable, net of allowance for
      uncollectable accounts of $340 and $389, respectively                   2,757           11,946
   Inventories                                                                4,853            8,581
   Other current assets                                                       1,474            4,037
                                                                          ---------        ---------
      Total current assets                                                   73,971           92,698
                                                                          ---------        ---------

   Property, plant and equipment, net of accumulated
      depreciation of $5,969 and $7,474, respectively                         4,452           10,794
   Patents, net of accumulated amortization of
      $3,456 and $3,843, respectively                                         2,405            9,622
   Other                                                                      2,339            4,235
                                                                          ---------        ---------
                                                                          $  83,167        $ 117,349
                                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt                                      $     430        $     589
   Accounts payable                                                           4,313            9,320
   Accrued compensation and related expenses                                  4,335            3,326
   Purchase commitment reserve                                                  855              447
   Distributor commission                                                       196            1,043
   Accrued warranty                                                             625            1,251
   Deferred revenue                                                           1,597            6,622
   Income and foreign withholding taxes payable                                 653              571
   Other accrued expenses                                                     1,959            1,732
                                                                          ---------        ---------
     Total current liabilities                                               14,963           24,901
                                                                          ---------        ---------

LONG TERM DEBT                                                                  631            3,126
                                                                          ---------        ---------

LONG TERM PORTION OF DEFERRED REVENUE                                          --              8,362
                                                                          ---------        ---------

OTHER LONG TERM LIABILITIES                                                   1,323              758
                                                                          ---------        ---------

MINORITY INTEREST                                                             3,810             --
                                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized,
      $2.50 Convertible Preferred, 113 shares and 103 shares
         issued and outstanding                                                  11               10
   Common Stock, $.01 par value, 75,000 shares authorized,
       44,424 shares and 47,985 shares issued and
         outstanding                                                            444              480
   Additional paid-in capital                                               212,310          233,798
   Accumulated deficit                                                     (150,325)        (154,086)
                                                                          ---------        ---------
   Total shareholders' equity                                                62,440           80,202
                                                                          ---------        ---------
                                                                          $  83,167        $ 117,349
                                                                          =========        =========

         The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                       -----------------------       ----------------------
                                                         1995           1996           1995          1996
                                                       --------       --------       --------       -------
REVENUES:
  UltraPhone                                           $  1,629       $  7,522       $ 13,085        14,356
  Licensing and Alliance                                  4,000          1,868         66,093        26,575
  Contract Services                                         212             --            657            --
                                                       --------       --------       --------       -------
                                                          5,841          9,390         79,835        40,931
                                                       --------       --------       --------       -------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                             3,794          8,755         15,523        16,652
  Contract service costs                                    242             --            754            --
  Sales and marketing                                       723          1,216          2,791         3,132
  General and administrative                              2,575          2,627         11,144         8,080
  Product development costs                               2,532          5,888          6,386        15,054
                                                       --------       --------       --------       -------
                                                          9,866         18,486         36,598        42,918
                                                       --------       --------       --------       -------

    Income (loss) from operations                        (4,025)        (9,096)        43,237        (1,987)

OTHER INCOME (EXPENSE):
  Interest income                                           916            892          2,140         2,963
  Interest and financing expenses                           (14)           (55)          (623)         (132)
                                                       --------       --------       --------       -------

    Income (loss) before income taxes and
        minority interest                                (3,123)        (8,259)        44,754           844


INCOME TAX PROVISION                                        113            (14)        (3,195)       (3,519)
                                                       --------       --------       --------       -------

    Income (loss) before minority interest               (3,010)        (8,273)        41,559        (2,675)

MINORITY INTEREST                                          (246)             1         (4,022)         (890)
                                                       --------       --------       --------       -------

    Net income (loss)                                    (3,256)        (8,271)        37,537        (3,565)

PREFERRED STOCK DIVIDENDS                                   (66)           (64)          (200)         (196)
                                                       --------       --------       --------       -------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                       $ (3,322)      $ (8,336)      $ 37,337        (3,761)
                                                       ========       ========       ========       =======

NET INCOME (LOSS) PER COMMON SHARE                     $  (0.07)      $  (0.18)      $   0.81         (0.08)
                                                       ========       ========       ========       =======

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   44,287         46,709         46,333        45,922
                                                       ========       ========       ========       =======

         The accompanying notes are an integral part of these statements.

          INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                      For the nine months ended September 30,
                                                                      ---------------------------------------
                                                                                 1995           1996
                                                                               --------        ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ 37,537       $  (3,565)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
       Minority interest in subsidiary                                           4,063             890
       Depreciation and amortization                                             1,304           2,179
       Other                                                                       (57)           (145)
       Decrease (increase) in assets-
                Receivables                                                     20,442          (9,491)
                Inventories                                                        601          (3,728)
                Other current assets                                              (207)         (2,563)
       Increase (decrease) in liabilities-
                Accounts payable                                                (6,645)          5,007
                Due to Hughes Network Systems, Inc                              (7,003)           --
                Accrued compensation                                             1,775          (1,009)
                Deferred revenue                                                 2,856          12,822
                Other accrued expenses                                          (1,497)            756
                                                                              --------       ---------

       Net cash provided by operating activities                              $ 53,169       $   1,153
                                                                              --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments                               $(57,660)      $   3,639
  Additions to property and equipment, net of non-cash additions
      of $100 and $3,106, respectively                                          (1,156)         (4,746)
  Additions to patents                                                            (331)           (429)
  Other non-current assets                                                      (1,029)         (2,178)
                                                                              --------       ---------

Net cash used for investing activities                                         (60,176)         (3,714)
                                                                              --------       ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                               12,810           9,597
  Payments on long-term debt, including capital lease obligations                 (178)           (452)
                                                                              --------       ---------

  Net cash provided by financing activities                                     12,632           9,145
                                                                              --------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        5,625           6,584

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  11,889           9,427
                                                                              --------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 17,514       $  16,011
                                                                              ========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                               $     16       $     128
                                                                              ========       =========
  Income taxes paid, excluding foreign witholding taxes                       $  1,850       $     389
                                                                              ========       =========


         The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.   BACKGROUND:

     InterDigital Communications Corporation ("IDC"), a public corporation incorporated in the state of Pennsylvania, and its subsidiaries (collectively with IDC, "InterDigital" or the "Company"), develop and market advanced digital wireless telecommunications systems and technology. The Company's objective is to become a significant global supplier of digital wireless communications technology and systems based on its proprietary Time Division Multiple Access ("TDMA") and Broadband Code Division Multiple Access ("B-CDMA(TM)") technologies.

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

     The third objective of the alliance program is to bolster the Company's on-going efforts to develop its B-CDMA air interface technology and to spread the commercialization of B-CDMA-based wireless local loop applications and start the development of B-CDMA-based wireless Personal Communications Service ("PCS") applications which the Company intends to promote as True PCS(TM). To date, the Company has formed two such broad business alliances, with Siemens Aktiengesellschaft ("Siemens") and Samsung Electronics Co., Ltd. ("Samsung"). (See Notes 5 and 6.)

     Historically, the Company's principal product has been the UltraPhone system, a radio telephone system providing business and households access to basic telephone service through a wireless local loop. Since 1987, the Company has sold over 270 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $151 million. UltraPhone product revenues accounted for approximately 20% of the total revenues of the Company during 1995 and approximately 35% of revenues for the nine month period ended September 30, 1996.

     In addition to its UltraPhone telephone system business, the Company, through InterDigital Technology Corporation ("ITC"), is seeking to capitalize upon the revenue potential of its extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with twelve entities as of October 24, 1996, the recognition of $28.7 million, $67.7 million and $26.6 million of licensing and alliance revenue in fiscal 1994, 1995 and the nine month period ended September 30, 1996, respectively, and the initiation of litigation with major telecommunications companies.

     Operations of the Company are subject to certain risks and uncertainties, including, but not limited to, the achievement of its goals and objectives, uncertainties related to intellectual property rights, the acceptance by customers of the Company's technology, the development and commercialization of new products, uncertainty and volatility of future profitability and access to capital and dependence on alliance arrangements and key personnel.

2.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of their operations for the three and nine month periods ended September 30, 1995 and 1996 and cash flows for the nine month periods ended September 30, 1995 and 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

     The Statement of Cash Flows for the nine months ended September 30, 1995 has been restated to conform with current period presentation.

3.   CONTINGENCIES:

     IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents. In one such action involving Motorola Inc., ITC has received an adverse jury verdict and is in the post-trial appeal process. In another action, the Court has stayed the proceeding, at the request of the parties, pending a decision by the appeals court on the Motorola case. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

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

4.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                     December 31,  September 30,
                                                         1995          1996
                                                       -------       -------

Money market funds and demand deposits                 $ 2,096       $ 7,975
Certificates of deposit                                    966           751
Repurchase agreements                                    3,955         1,313
Commercial paper                                         2,380         5,972
                                                       -------       -------
                                                       $ 9,427       $16,011
                                                       =======       =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1995 consisted of $40.5 million in government-issued discount notes, $2.5 million in municipal securities and $12.1 million in corporate debt securities. Short-term investments available for sale as of September 30, 1996 consisted of $43.4 million in government-issued discount notes and $8.0 million in corporate debt securities.

5.   SIEMENS AGREEMENTS:

     On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance. (See Note 6.)

     As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $14.8 million was paid as of December 31, 1995. In connection with the Samsung alliance, the Company and Siemens deferred the remaining payments and, in July 1996, offset the majority of such payments against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. (See Note 6.)

     In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995 the Company recognized $13.6 million of the revenue under this agreement based on the progress of the completed work. The remaining $6.4 million of revenue is expected to be recognized through June 1997, the expected date of completion of functional testing at the system component level.

6.   SAMSUNG AGREEMENTS:

     On February 9, 1996, the Company entered into a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made upfront payments to the Company in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, the Company made, via offset (see Note 5) certain payments to Siemens, which in turn, committed to provide additional technical assistance. The net upfront amount received by the Company, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of the Company's B-CDMA technology.

     Samsung has received from InterDigital royalty-bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. InterDigital and Samsung anticipate that Samsung may manufacture and sell privately labeled UltraPhone systems and may become a significant UltraPhone equipment supplier to InterDigital, which would allow InterDigital to take advantage of Samsung's expertise in low cost, high quality manufacturing.

     The Company recognized $14 million as revenue during the first quarter of 1996 representing the non-refundable upfront patent licensing portion of the agreements. The Company recognized $6 million in the second quarter of 1996 representing the consideration due for the UltraPhone equipment technology transfer and manufacturing rights portions of the agreements. Also, during the second and third quarters, the Company recognized approximately $1.5 million of the net amount retained by the Company relating to the B-CDMA development portion of the agreement. The balance of the revenue is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort.

7.   MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

  UltraPhone Equipment Revenue:

     In fiscal 1995, the Company's Indonesian and Russian customers represented 37% and 20%, of UltraPhone product revenues, respectively. During the third quarter of 1995, the Company's Myanmarian customer and Mexican distributor accounted for 42% and 12% of UltraPhone product revenues, respectively. During the third quarter of 1996, the Company's Philippine and Puerto Rican customer accounted for 77% of UltraPhone product revenues. For the nine months ended September 30, 1995, the Company's Indonesian and Russian customers accounted for 43% and 25% of UltraPhone product revenues, respectively. For the nine months ended September 30, 1996, the Company's Philippine and Puerto Rican customers accounted for 66% and 10% of UltraPhone product revenues, respectively.

     UltraPhone product revenues by geographic area are as follows (in thousands):

                                Three Months                     Nine Months
                                   Ended                            Ended
                                September 30,                   September 30,

                           1995            1996            1995           1996
                           ----            ----            ----           ----

Domestic                  $  479         $   581         $ 1,829         $ 1,521
Foreign                    1,150           6,941          11,256          12,835
                          ------         -------         -------         -------
                          $1,629         $ 7,522         $13,085         $14,356
                          ======         =======         =======         =======

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

     The Licensing and Alliance revenues for the nine months ended September 30, 1996 include $22.3 million from Samsung and $4.0 million from Siemens. During the nine months ended September 30, 1995, ITC entered into royalty-bearing license agreements with Pacific Communication Sciences, Sanyo, Mitsubishi, Hitachi, together with its affiliate Kokusai, and NEC covering patents relating to the manufacture, use and sale of TDMA-based subscriber units, in certain instances, and infrastructure equipment. Each of these agreements contains advance payment obligations pursuant to which ITC received an aggregate of approximately $54.1 million, which was recognized as revenue during the nine months ended September 30, 1995. An additional $12.0 million of revenue was recognized for the nine months ended September 30, 1995 pursuant to the Siemens agreements.

8.   NET INCOME PER COMMON SHARE:

     The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the computation for the nine month period for 1995 since their effect is dilutive. (See Item 6, Exhibit 11 - Computation of Net Income Per Share.)

9.   INVENTORIES:

                                            December 31,         September 30,
                                                1995                 1996
                                                ----                 ----
                                                      (In thousands)

Component parts and work-in-progress           $4,341               $8,097
Finished goods                                    512                  484
                                               ------               ------
                                               $4,853               $8,581
                                               ======               ======

     Inventories are stated net of valuation reserves of $6.9 million and $7.1 million as of December 31, 1995 and September 30, 1996, respectively. In addition, inventory purchase commitment reserves were $855,000 and $447,000 as of December 31, 1995 and September 30, 1996, respectively.

10.  LONG-TERM DEBT:

     During the second quarter of 1996, the Company purchased its King of Prussia facility for $3.7 million. The Company paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The entire cost of the land and buildings purchased, as well as the improvements made to the building, have been classified as Land, Building and Improvements within the property section of the balance sheet. The mortgage has been classified as long-term debt on the balance sheet, with $88,000 classified as current portion of Long-term Debt.

11.  PATENTS CORP. MERGER:

     During September 1996, InterDigital completed a merger (the "Merger") of IP Acquisition Corp., a wholly owned subsidiary of the Company, with and into Patents Corp., an approximately 94% owned subsidiary of the Company. Immediately before the merger, IP Acquisition Corp. purchased the shares of Patents Corp. not owned by the Company (approximately 1,600,000 shares) in exchange for shares of InterDigital Communications Corp. stock (approximately 1,500,000 shares, with a then current market value of approximately $12 million). As a result of the Merger, Patents Corp. became a wholly owned subsidiary of InterDigital, eliminating the minority shareholder interest.

     In conjunction with the Merger, the excess of the fair market value of the consideration paid over the recorded book value of the minority interest of approximately $7 million was recorded as a write up of the value of its patents. This increase in value of the patents will be amortized over the remaining useful life of the patents.

12.  INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended September 30, 1996 consists of a current state tax provision of $14,000. The income tax provision for the three months ended September 30, 1995 consisted of a current foreign withholding tax benefit of $53,000, a current state tax benefit of $21,000 and a Federal Alternative Minimum Tax benefit of $39,000. The income tax provision for the nine months ended September 30, 1996, consists of a current foreign withholding tax provision of $3.3 million, a current state tax provision of $133,000 and a Federal
Alternative Minimum Tax provision of $87,000. The income tax provision for the nine months ended September 30, 1995 includes a current foreign withholding tax provision of $2.4 million, a current state provision of $79,000 and a Federal Alternative Minimum Tax provision of $820,000. At December 31, 1995, the Company had net operating loss carryforwards of approximately $102 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of September 30, 1996.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including September 30, 1996. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, the Company introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. The Company's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and 1995, UltraPhone system revenues were significantly lower than in 1992; losses increased significantly in 1993 and 1994 as a result of the decline in UltraPhone product revenues and gross margins and other increases in costs, such as the increased investment in B-CDMA technology research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights. During 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, the Company recognized $67.7 million of licensing and alliance revenue enabling the Company to report its first profitable fiscal year since its inception. The Company was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. The variability of 1995 quarterly operating results was due to the revenue recognition accorded to the non-refundable payments associated with the license agreements. Such variability has continued during 1996 and the Company expects that such variability will continue to 1997 and beyond.

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

     In December 1994, the Company completed the initial implementation of the alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone product marketing and product development, B-CDMA technology development, patent licensing and other areas of cooperation (See Note 5 to "Notes to Consolidated Financial Statements"). The Company continued its implementation of the alliance program when it signed a series of agreements with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The agreements cover B-CDMA technology development, patent licensing, product development, technology transfer and other areas of cooperation.

     To augment its efforts to achieve its goals, the Company has retained investment banking and other outside resources to investigate acquisition and other strategies designed to strengthen its competitive position.

     ITC, a wholly-owned subsidiary, and the Company, together, offer non-exclusive, royalty-bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes their extensive portfolio of TDMA and CDMA patented technologies. The Company believes that, through ITC's patent portfolio, and the Company's TDMA and B-CDMA technology research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology, which represents a substantial portion of the worldwide installed base. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of twelve entities as of October 24, 1996.

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

     On March 29, 1995, a trial involving ITC and Motorola, Inc. ended with the jury's verdict that ITC's patent claims at issue in the case, involving four of ITC's patents, are not infringed by the Motorola products involved in the case. On June 17, 1996, the U.S. District Court Judge for the District of Delaware affirmed that portion of the jury's verdict. The judge further sustained the jury's invalidity finding as to 21 of the 24 patent claims at issue, but reversed the jury's invalidity determination as to the three other claims, finding no support in the record for the jury's determination. Both parties have appealed the decision. While the Company believes that substantial grounds exist to overturn the verdict, the ultimate resolution of this matter will likely occur in the intermediate to long-term. Until there is a final judicial determination the verdict may adversely affect the Company's level of revenue and potential cash flow from ITC's patent portfolio and may impair generally the Company's ability to raise additional funds for general corporate purposes. The outcome of the jury trial may also temporarily or permanently adversely affect ITC's pending U.S. litigation against Ericsson and its ability to realize running royalties or specified installment payments under certain of its license agreements. In addition, an adverse ruling (as to ITC) on Motorola's appeal on its motion for attorneys' fees (which motion the U.S. District Court judge denied) could adversely affect the Company's cash position.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had working capital of $67.8 million at September 30, 1996 compared to working capital of $59.0 million at December 31, 1995. The increase in working capital since December is due primarily to the recognition of license and alliance revenue from Samsung of $22.3 million and receipt of $9.4 million from stock option and warrant exercises, offset by operating cash needs of the Company. The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses. Since the fourth quarter of 1994, the Company has substantially strengthened its cash position due its alliance and licensing transactions.

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

     Certain emerging trends associated with product sales could also negatively impact future working capital, should they occur. The Company has not offered vendor financing to prospective customers, instead relying on its efforts to assist prospective customers in obtaining financing from other sources. Should the Company engage in a vendor financing program (it has no current plans to do so), such a program would have a material impact on working capital needs. Many current and prospective customers have required increasingly significant delivery and performance guarantees of various types, including delay damage clauses, performance bonds and performance guarantees. The working capital required to provide such guarantees could be significant for large orders, and the costs that might be incurred if any such guarantee were called upon could have a material adverse impact on working capital. In addition, the Company obtains some component parts from single sources, while other components are available from multiple sources; changing sources of supply would likely cause a disruption in supply. Any interruption in the supply of quality components could have an adverse impact on working capital.

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

  In August 1996, the Company acquired a fifty (50) percent interest in an office building located on Long Island, New York for possible use as its primary location for B-CDMA development. The Company affected the acquisition of the building through the creation of a New York Limited Liability Company, 60 Crossways, L.L.C., in which the Company holds a 50% interest. A local commercial real estate owner, developer and building contractor holds the remaining interest. The limited liability company purchased the building for approximately $2.0 million. The Company and its partner have agreed to share equally the acquisition and ownership costs of the limited liability company. The Company is currently evaluating its short and long term space requirements and reviewing various options for accommodating such needs.

  The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1995 and September 30, 1996 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1995 and September 30, 1996 balance sheets.

Backlog

At September 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $92.1 million, which includes the Company's first order from its Pakistanian customer of $42.9 million, the balance of one order from the Company's Philippine customer of $8.3 million and another order from its Indonesian customer for $36.8 million. The Pakistan order is subject to final commitment of financing and the Indonesian order is subject to completion of financing documents. Over $15 million of the backlog is expected to be delivered during the fourth quarter of fiscal year 1996, with the balance expected to be delivered during fiscal 1997 and the first half of fiscal 1998. At September 30, 1995, the Company's backlog of orders for UltraPhone telephone equipment and services was $2.3 million.

Changes in Cash Flows and Financial Condition

     The Company has experienced positive cash flows from operations during the nine months ended September 30, 1996. The positive cash flows from operations are primarily due to the receipt of funds from the Samsung agreement offset by expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities. Licensing and Alliance revenue for Samsung of $22.3 million was recognized as revenue in the nine month period ended September 30, 1996. (See Note 6 of the "Notes to Consolidated Financial Statements".)

     Net cash flows from investing activities were negative for the nine months ended September 30, 1996 due primarily to the Company's purchase of its King of Prussia, PA. and Long Island, N.Y. facilities, the payment of $2.6 million in support of the Company's bonding requirements and its investment in property and equipment. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the nine month period ended September 30, 1996, the Company generated $8.9 million from financing activities. The funds were primarily from the exercise of stock options and warrants.

     Cash, cash equivalents and short-term investments of $67.4 million as of September 30, 1996 includes $1.1 million of restricted cash. The UltraPhone accounts receivable of $12.4 million at September 30, 1996 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of September 30, 1996, $4.0 million has been collected through October 24, 1996.

     Inventory levels at September 30, 1996 of $8.2 million have increased as compared to $4.9 million as of December 31, 1995, reflecting the build-up of inventory for the Indonesian order and the remaining Philippine shipments. Inventories at December 31, 1995 and September 30, 1996 are both stated net of valuation reserves of $6.9 million and $7.1 million, respectively.

     Included in other accrued expenses at September 30, 1996 are professional fees, consulting and other accruals as well as sales taxes payable.

Results of Operations - Third Quarter of 1996 Compared to the Third Quarter of 1995

Total Revenues. Total revenues in the third quarter ended September 30, 1996 increased to $9.4 million from $5.8 million in the third quarter ended September 30, 1996 primarily due to the increase in UltraPhone product sales. UltraPhone product sales increased 362% in the third quarter of 1996 to $7.5 million from $1.6 million in the comparable quarter of 1995.

     During the third quarter of 1996, the Company recognized $754,000 of Samsung revenue that related to the UltraPhone B-CDMA technology development portion of the agreement. The Company also recognized $314,000 of recurring royalty revenue during the third quarter of 1996 from one of its licensees. Additionally, the Company recognized revenue of $800,000 as part of the Siemens series of agreements. During the third quarter of 1995, ITC entered into royalty-bearing license agreements with one licensee under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. The Company recognized $4.0 million as part of the Siemens series of agreements during the third quarter of 1995.

     The Company had contract revenue of $212,000 related to its U.S. Federal government and other services contracts for the third quarter in 1995 as compared to no revenue during the 1996 period. The decrease in revenue is due to the completion of the remaining contracts for which the Company was obligated. During the third quarter of 1994, the Company began withdrawing from the contract services market in order to focus on its other core business activities.

Cost of UltraPhone Sales. The cost of UltraPhone sales for the third quarter of 1996 increased 131% to $8.8 million from $3.8 million for the third quarter of 1995. The Company had approximately 16% negative gross margin on UltraPhone system sales for the three months ended September 30, 1996 as compared to a negative gross margin of 133% for the three month period ended September 30, 1995. Included in cost of UltraPhone system sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production during the quarter.

Contract Services Costs. Contract services costs were $242,000 in the three month period ended September 30, 1995. The Company completed the shutdown of the facilities and the termination of employees related to the contract services segment of the business during 1995.


Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

     Sales and marketing expenses increased 70% to $1.2 million during the third quarter of 1996 as compared to $723,000 during the third quarter of 1995. The increase is primarily due to increased staff and activity levels, and included an increase in commission expense due to the increase in UltraPhone product revenues in the three month period of 1996.

     General and administrative expenses for the third quarter of 1996 increased 2% to $2.63 million from $2.57 million for the third quarter of 1995. The increase is primarily due to an increase in expenses related to the investment banking and marketing activities.

     Research and development expenses for the third quarter of 1996 increased 132% to $5.9 million as compared to $2.5 million during the third quarter of 1995. Staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product have increased significantly.

Other Income and Expense. Interest income for the third quarter of 1996 was $892,000 as compared to $916,000 for the third quarter of 1995. The Company had similar average invested cash balances in both periods. Interest expense for the three month period ended September 30, 1996 was $55,000 as compared to $14,000 for the three month period ended September 30, 1995. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the second quarter of 1996.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp."), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded no change in minority interest in the third quarter of 1996. During the comparable 1995 period, the Company recorded an increase of $246,000 in minority interest representing the minority interest's portion of the net income of Patents Corp. for the third quarter of 1995. In September 1996, the Company acquired the shares of Patents Corp. that it did not currently own and as a result, Patents Corp. became a wholly-owned subsidiary of InterDigital (See Note 11 to "Notes to the Consolidated Financial Statements").

Results of Operations - Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Total Revenues. Total revenues for the nine months ended September 30, 1996 decreased 49% to $40.9 million from $80.0 million for the nine months ended September 30, 1995 primarily due to a decrease in the amount of License and Alliance revenues recognized offset by a small increase in UltraPhone equipment revenues. License and Alliance revenues for the nine months ended September 30, 1996 includes $22.3 million as part of the Samsung Agreements (see Note 6 of the Notes to Consolidated Financial Statements) and $4.0 million as part of the Siemens Agreements (see Note 5 of the Notes to Consolidated Financial Statements). During the first half of 1995, ITC entered into royalty-bearing license agreements with Pacific Communication Sciences, Inc., a subsidiary of Cirrus Logic, Inc., Sanyo Electric Company, Ltd., Mitsubishi Electric Corporation, Hitachi Ltd. together with its affiliate Kokusai Electric Co., Ltd, and NEC Corporation under its patent portfolio for the manufacture, use and sale of TDMA based subscriber units and infrastructure equipment. These agreements contain advance payment obligations pursuant to which ITC received an aggregate of approximately $54.1 million, which was recognized as revenue during the first half of 1995. Additionally, the Company recognized revenue of $12.0 million as part of the Siemens series of agreements during the 1995 period. UltraPhone equipment sales increased 10% during the nine months ended September 30, 1996 to $14.4 million from $13.1 million in the comparable period of 1995.

     During the nine months ended September 30, 1995, the Company had $657,000 of contract revenue related to its U.S. Federal government and other services contracts as compared to no contract services revenue recognized in the 1996 period due to the completion of the remaining contracts for which the Company was obligated during 1995.

Cost of UltraPhone Sales. The cost of UltraPhone equipment sales for the nine months ended September 30, 1996 increased 7% to $16.7 million from $15.5 million for the nine months ended September 30, 1995. The Company incurred a negative gross margin on UltraPhone equipment sales of 16% for the nine months ended September 30, 1996 as compared to a negative gross margin of 19% for the nine month period ended September 30, 1995. Included in cost of UltraPhone equipment sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first three quarters of 1996, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Contract Services Costs. Contract services costs were $754,000 in the nine month period ended September 30, 1995. There were no contract service costs incurred during the nine months ended September 30, 1996 as the Company has withdrawn from this line of business and has completed its obligations on any remaining contracts.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

     Sales and marketing expenses increased 13% to $3.1 million during the nine months ended September 30, 1996 compared to $2.8 million during the nine months ended September 30, 1995. The increase is primarily due to increased commissions expense, commensurate with the increase in UltraPhone system revenues.

     General and administrative expenses for the nine months ended September 30, 1996 decreased 27% to $8.1 million from $11.1 million for the nine months ended September 30, 1995. The reduction in general and administrative expense is due primarily to a decrease in the Company's patent infringement and enforcement costs of $3.9 million offset partially by higher activity levels. The 1995 period included costs for the Motorola suit as described in the Company's Annual Report on Form 10-K for 1995.

     Research and development expenses increased 136% for the nine months ended September 30, 1996 to $15.1 million from $6.4 million for the nine months ended September 30, 1995. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the development of the Company's fourth generation UltraPhone product released during the first half of 1996.

Other Income and Expense. Interest income for the nine months ended September 30, 1996 was $3.0 million as compared to $2.1 million for the nine months ended September 30, 1995. The increase is due primarily to greater average invested cash and investment balances in 1996 compared to 1995. Interest expense for the nine month period ended September 30, 1996 was $132,000 as compared to $623,000 for the nine month period ended September 30, 1995. The decrease is due primarily to the settlement of the HNS obligation during the second quarter of 1995, partially offset by increased interest expense related to the King of Prussia mortgage. Remaining interest is incurred on the Company's capital lease obligations.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded $890,000 as an increase in minority interest in the nine months ended September 30, 1996 representing the minority interest's portion of the net income of Patents Corp. for the nine months ended September 30, 1996. During the comparable 1995 period, the Company recorded an increase of $4.0 million in minority interest representing the minority interest's portion of the net income of Patents Corp. for the nine months ended September 30, 1995.

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

     An adverse decision in U.S. and foreign patenting forums regarding the validity of ITC's patents, which could materially impact ITC patent licensing opportunities, the Company's ability to realize licensing revenue, and pending patent litigation. Such decision could include, but is not limited to, the rejection of a patent in whole or in part, or the material alteration or limitation of patent claims.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following is a list of exhibits filed as part of the Form 10-Q.

        Exhibit 3.1 -- Restated Articles of Incorporation

        Exhibit 3.2 -- Bylaws of Amended on October 6, 1996

        Exhibit 10.25 -- Amended 1995 Stock Option Plan

        Exhibit 11 -- Computation of Net Income Per Share

        Exhibit 27 -- Financial Data Schedule

   (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated August 16, 1996 under Item 5 - Other Events, relating to the Company's Agreement and Plan of Merger with its 94% owned subsidiary, InterDigital Patents Corporation. No financial statements were filed with this report. A Registration Statement on Form S-4 to register the shares of InterDigital's common stock was filed with and declared effective by the Securities and Exchange Commission and contains consolidated financial statements for both InterDigital Communications Corporation and InterDigital Patents Corporation.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    INTERDIGITAL COMMUNICATIONS CORPORATION
















Date: November 8, 1996                      /s/ William A. Doyle
                                            ---------------------------
                                            William A. Doyle, President









Date: November 8, 1996                      /s/ James W. Garrison
                                            ---------------------------
                                            James W. Garrison,
                                            Vice President -- Finance, Chief
                                            Financial Officer and Treasurer