Form 10-K
period 1996-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1997-03-31
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
    ------------------------------------------------------------------------

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 14, 1997, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $303,731,695.

     On March 14, 1997, there were 48,115,912 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 1997 are incorporated by reference into Items 10 through 13 hereof.

                                     PART I

Item 1. BUSINESS

     InterDigital Communications Corporation ("InterDigital(R)" or the "Company"), a public corporation incorporated in the Commonwealth of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company offers its customers, licensees and alliance partners what it believes is unique access to both time division multiple access ("TDMA") and Broadband Code Division Multiple Access(TM) ("B-CDMA(TM)") proprietary digital wireless technology.

     The Company's principal product is the UltraPhone(R) system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. The UltraPhone system offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency. The UltraPhone system, which incorporates the Company's proprietary TDMA technology, is sold predominantly to foreign telephone companies to provide basic telephone service to their customers, primarily in rural and near-urban areas, where the cost of, or time required for, installing, upgrading or maintaining conventional wireline telephone service supports selection of an UltraPhone system. Sales of UltraPhone systems accounted for approximately 40%, 20% and 47%, respectively, of the total revenues of the Company during 1994, 1995 and 1996. Through December 31, 1996, the Company has sold over 285 UltraPhone systems worldwide, with aggregate UltraPhone product revenue totaling over $162 million.

     The Company has also started to market its new TrueLink(TM) wireless local loop product based on the Company's proprietary B-CDMA technology. The Company expects field trials of the TrueLink product during 1997 with commercial deployment available in 1998.

     The Company's objectives are to become a significant global supplier of digital wireless communications technology and systems based on its proprietary TDMA and B-CDMA technologies and to generate sustainable earnings growth. To achieve these objectives, the Company has developed an alliance program under which it intends to align itself with key entities in the telecommunications industry. Two of the three key objectives of the Company's alliance program are to generate licensing revenues as well as to improve the Company's UltraPhone product business by (i) making the Company and its UltraPhone products more credible competitors in large scale telecommunications infrastructure programs,
(ii) expanding the depth and coverage of UltraPhone product marketing efforts around the world, (iii) facilitating greater focus in the Company's direct sale activities, and (iv) funding and facilitating engineering changes and alternative supply and production sources to attempt to significantly reduce costs, improve operating margins and expand product capabilities.

     The third objective of the alliance program is to bolster the Company's on-going efforts to develop its B-CDMA air interface technology and to spread the commercialization of B-CDMA-based wireless local loop applications (including its TrueLink product) and start the development of later generation B-CDMA-based wireless systems capable of data-oriented portable and/or Personal Communications Service ("PCS") applications. The successful commercial development and deployment of such products is dependent upon many factors such as technological achievement, including but not limited to, the continued validation of the theories upon which the new technology is being designed, the continued availability of debt, equity or alliance partner funding sufficient to support an increasing level of efforts over several years and, ultimately, market acceptance of the resultant products.

     In December 1994, the Company initiated the alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone marketing and product development, B-CDMA development, patent licensing and other areas of cooperation. (See "Siemens Agreements".) The Company broadened its alliance relationships when it effected a series of agreements with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The agreements cover B-CDMA technology development, patent licensing, product development, technology transfer and other areas of cooperation. (See "Samsung Agreements".)

     InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, and the Company, together, offer non-exclusive, royalty bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes the Company's extensive portfolio of TDMA, Code Division Multiple Access ("CDMA") and other patented technologies. The Company believes that, through ITC's patent portfolio, and the Company's TDMA and B-CDMA research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology, which encompasses a substantial but diminishing portion of the worldwide installed base. ITC implemented a strategy during 1993 of negotiation and, where necessary, litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of thirteen entities as of March 14, 1997, the recognition of $28.7 million, $67.7 million and $28.7 million of licensing revenue in 1994, 1995 and 1996, respectively, and the initiation of litigation against major telecommunications companies. (See "Technology and Patent Licensing" and Item 3. "Legal Proceedings".)

     Since its inception, the Company has expended substantial sums to develop its proprietary and patented technologies and establish and upgrade the patent portfolio owned by ITC, to develop and commercialize products delivering the advantages afforded by its technologies and to establish a market for those products. The Company had an accumulated deficit of $162.2 million as of December 31, 1996.

B-CDMA Technology and Product Development

     General. The Company and its alliance partners are developing a new air interface technology, and products, based on the Company's patented B-CDMA technology and other proprietary technologies. An important Company objective is ultimately to establish B-CDMA technology as a worldwide standard. The initial phases of the development effort are oriented towards commercial deployment of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from the Company's UltraPhone system. These applications include urban deployment in both developed and developing countries of systems providing high quality voice, high-speed data transfer and multi-media capabilities. The initial wireless local loop product would evolve to include limited mobility, handset functionality, portability and eventually PCS applications. InterDigital defines "True PCS(TM)" services as the ability to provide a broad range of communications services to individual users through bandwidth on demand, including Integrated Services Digital Network ("ISDN") and multi-media capabilities in a mobile format.

     The Company believes that its B-CDMA technology has several advantages as compared to other currently available or developing digital wireless technologies in these applications:

  o Robust Radio Signal. The B-CDMA radio signal is expected to have extremely high immunity to interference and multipath fading because the radio signal is spread over a larger bandwidth (typically 7-15 Mhz at 3.5 and 5 Mhz intervals) than that utilized by other technologies (typically 1-5 Mhz). In addition, the advanced digital signal processing techniques employed in the Company's B-CDMA technology implementation are expected to allow a greater portion of a degraded signal to be recovered.

  o Simplified Network Planning. The Company's B-CDMA technology allows nearly all available radio frequencies to be utilized in each cell site. This simplifies frequency planning and the process of cell site planning and network expansion as compared to other digital wireless technologies.

  o Bandwidth on Demand. The Company expects that its B-CDMA technology will allow operators to offer services supported by bandwidth on demand to their customers. This means that customers can, through a single air interface, readily access a full range of services from basic telephony through ISDN.

  o System Design Flexibility. The B-CDMA air interface technology is being designed to allow product implementations capable of utilizing virtually any currently available voice coding technology (these technologies utilize varying rates of data transfer, which affects service quality and system capacity). This is expected to allow product developers and operators the ability to balance the competing demands of system capacity and service quality. The Company expects that systems utilizing its B-CDMA technology will have higher capacity capabilities at comparable service quality levels as compared to systems utilizing other technologies.

  o Privacy. The Company believes that CDMA technologies (both broadband and narrowband) allow more secure transmission than other wireless technologies currently available, making intentional or accidental eavesdropping virtually impossible with commercially available technology.

     The Company has started to market its TrueLink new wireless local loop product based on the Company's proprietary B-CDMA technology. The TrueLink product was recently demonstrated in Hannover, Germany at the CEBIT telecommunications show. The Company expects field trials of the product during 1997 with commercial deployment in 1998.

Competition. Commercial deployment of the TrueLink product is anticipated in 1998. The Company expects that the TrueLink product will compete with many of the products with which the UltraPhone product currently competes (see Item 1. Business - The UltraPhone System - Competition) and against other current and future products, some of which purport to offer many of the advantages of the Company's B-CDMA technology.

The UltraPhone System

     General. The UltraPhone telephone system is an advanced digital telecommunications system which is designed to provide wireless local loop telephone service as an alternative to conventional wireline systems. The UltraPhone telephone system can provide high quality voice and data communications to large numbers of users over a broad region. Utilizing the patented TDMA technology and the Company's other proprietary technologies, the UltraPhone telephone system enables its users, which have historically consisted primarily of local Telephone Operating Companies ("TELCOs"), to offer communication services in places where the cost of, or time required for, installing, maintaining or upgrading conventional wireline telephone service supports selection of the UltraPhone system. The UltraPhone telephone system is particularly well-suited for rural and near-urban areas of developing countries.

     The UltraPhone system consists of an advanced digital radio central network station (the "Base Station") serving individual or clustered subscriber units (the "Subscriber Stations") omni-directionally covering a radius of up to approximately 40 miles from the Base Station (depending upon the terrain). The Base Station consists of a radio carrier station and a central office terminal that connects to the public switched telephone network through the local telephone company's central office. The Base Station is configured in a standard cabinet with rack-mounted digital cards and is designed for automatic, unattended operation with low maintenance requirements. Each Base Station is modularly expandable through the addition of new radio channel elements to serve up to 896 separate Subscriber Stations. Current development efforts are focused on reducing power consumption, weight and size of the Base Station, and developing a dual-line Subscriber Station.

     The UltraPhone Subscriber Station, which includes a radio with an integral power amplifier, digital circuit card assembly and other components, is installed at or near the subscriber's location. Standard telephone instruments (including multiple extension phones and ancillary instruments such as answering machines, facsimile transmission machines and data modems) are attached to the Subscriber Station by means of standard telephone wiring or telephone jacks. A small antenna located at the Subscriber Station establishes the radio link with the Base Station. The Subscriber Station is powered by standard AC or DC electrical current and has optional battery back-up for power outages. The Subscriber Station is available in several standard configurations, including a single line, fixed unit and a multiple-line fixed unit offered currently in a 64-line version. In addition, the Company expects to introduce the dual-line Subscriber Station during the second half of 1997. The Company has also developed a rapidly deployable and transportable version of the fixed UltraPhone Base Station which is designed to provide high quality and private telephone communications in cases of natural disaster, tactical military situations, emergencies and other temporary circumstances.

     Competition. A number of companies, many of which are substantially larger and have substantially greater financial, technical, marketing and other resources than the Company, sell or may introduce products which compete with the UltraPhone system. In addition, there are other foreign and domestic companies which are involved in telecommunications equipment research and development, many of which are substantially larger and have substantially greater financial and other resources than the Company. In situations where a potential customer's needs for local loop services favors deployment of wireless technologies, there are many existing and announced terrestrial and satellite-based delivery systems that may be considered. Other manufacturers offer competitive analog and digital wireless local loop systems. Fixed analog and digital cellular systems are also offered to provide service in the local loop. Competitive CDMA technologies are currently being deployed as wireless local loop and cellular applications. At least one company is offering add-on modules which are promoted as having the capability of converting cellular systems into wireless local loop systems. Various consortiums have been announced with the intention of providing satellite based services, in some cases in conjunction with the deployment of new terrestrial infrastructure. When fully deployed, some systems may be directly competitive with the Company's products.

     The wireless local loop market can be segmented in two fundamental ways: system service area and sophistication of service features. The UltraPhone system has been deployed in applications ranging from remote rural to dense urban areas, but is generally utilized and is generally most cost effective in rural to near-urban applications where its service features are required. Other technologies, including wireline based systems and wireless systems with smaller service areas than the UltraPhone system, are generally more cost effective and may provide more advanced features in dense urban applications where the UltraPhone system is not typically marketed. Microwave-based wireless systems with larger service areas than the UltraPhone system and which have data transfer capability up to 64 Kilobits per second, are generally more cost effective than the UltraPhone system in more remote rural applications where the UltraPhone system is also not typically marketed.

     The Company believes the following specific factors, as well as cost effectiveness, are representative of the issues currently considered by potential customers in selecting a wireless local loop technology:

  o Spectrum Efficiency. The UltraPhone telephone system utilizes advanced modulation and voice compression techniques to permit the broadcast of four simultaneous high quality voice conversations in each 25 KHz radio channel, thereby offering four times the capacity of systems using analog radio channels of the same bandwidth and, in most cases, greater capacity than other commercially deployed digital wireless systems. Such efficient use of radio frequencies is becoming increasingly important as congestion and over-crowding of the radio spectrum intensify worldwide. Other manufacturers have announced products purporting to match the spectrum efficiency of the UltraPhone system.

  o Voice and Transmission Quality. The UltraPhone telephone system incorporates digital radio modulation and voice coder techniques enabling reliable digital transmission necessary for high quality voice communication similar to that of wireline networks and at least equal to most other wireless systems.

  o Network Compatibility. Network interfaces enable the UltraPhone telephone system to be connected transparently to most standard switching systems and telephone instruments. Some other wireless systems require proprietary interfaces to achieve such a connection.

  o Access to Network Features. The UltraPhone system is specifically designed to provide access to most network features, such as call waiting and conferencing, in the same manner as wireline based systems. The UltraPhone system supports facsimile and data communications (up to 9.6 Kilobits per second) providing enhanced utility for business customers. The UltraPhone's cluster configurations enable service to be provided to large groups of co-located users. Interfaces are also provided for payphone operation, an important feature for public telephone programs. In contrast, most commercially available digital and analog cellular systems require additional interface equipment, at an additional cost, for these applications. Other non-cellular digital wireless technologies competing with the UltraPhone system are capable of providing direct access to network features, including 64 Kilobit per second data communications and ISDN services.

  o Conversation Privacy. The UltraPhone system's modulation, signal compression and time division synchronization signal processing techniques provide inherent voice privacy during transmission of voice conversations. By contrast, analog radio systems can be easily monitored with low-cost receivers so that additional voice encryption equipment is required at an added cost to achieve conversational privacy. Other digital wireless systems competing with the UltraPhone system, especially CDMA-based systems, can also provide extremely high privacy.

  o Ease of Installation and Maintenance. Wireless local loop systems are generally easier and faster to install than wireline systems. In contrast to the time-consuming task of installing wire from the telephone central office to each subscriber's location, the deployment of the UltraPhone system involves simply installing the Base Station and deploying a Subscriber Station at the subscriber's site. Compared to a wireline system, an UltraPhone Subscriber Station may be more easily relocated in order to accommodate changing circumstances. Additional Subscriber Stations may be added through the installation of additional modular equipment at the Base Station to expand system capacity and the deployment of Subscriber Stations to new customer locations, as compared with the need to install new telephone poles or construct new underground telephone trenches in the case of wireline systems. A wireline network also requires significant ongoing maintenance and replacement of distribution, feeder, and drop cables, as well as associated repeater coils, pedestals, conduits, telephone poles, and other network facilities, which maintenance and replacement costs are exacerbated by conditions in developing countries. Extensive route planning and engineering or map drawings must be developed, categorized, indexed, and maintained or updated on a regular basis to record cable locations and maintenance histories as well as identify special requirements necessary to locate and repair cables. Extensive inventories of equipment are required for pole and trench digging, concrete cutting, telephone pole access, manhole access, line splicing and repair, line testing, and other maintenance or repair activities. Training and operational management for these activities consume significant TELCO resources. Maintenance of most wireless networks, on the other hand, requires repairs only at central Base Station or remote subscriber locations resulting in simplified operational management and reduced maintenance costs.

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

  o Support the Company's price competitiveness by reducing production and installation costs of the UltraPhone system. The effect of increased efficiencies resulting from higher production volumes and backlog, combined with ongoing design engineering and ongoing attempts to sell UltraPhone systems configured to maximize utilization of multiple subscriber units are expected to result in a continuing trend of lower cost of product sales. In anticipation of such trends, the Company has adopted a policy of adjusting its selling prices to the extent necessary to be competitive based upon comparative product features and quality and, in certain instances, competitive with products offered by others, even if lesser featured. The comparative extent of selling price and product cost reductions will determine the extent, if any, of improvement in gross profit margins.

  o Solidify the Company's customer base and penetrate additional market segments by increasing the UltraPhone system's capabilities and enhancing its features. The Company introduced higher speed facsimile and data communications capabilities during 1996 and has designed product options for new frequencies of operation and will continue to increase the design flexibility to adapt to varying radio frequency allocations among different countries. The Company continues to expand features, functions and performance specifications to meet evolving customer requirements for a broader variety of voice and data transmission capabilities.

     The Company believes that international demand will be related to the significant worldwide need for additional telephone services, particularly in developing countries which are planning significant infrastructure development and where there are significant numbers of persons not presently served, or served by antiquated systems. Additionally, trends in the privatization of traditional government owned and operated telecommunications organizations are expected to increase demand for wireless systems such as the UltraPhone system. The Company intends to continue to service, but not emphasize, the United States market to the extent that the UltraPhone system, which will increasingly be designed to support foreign markets, meets specified requirements. From time to time, the Company may pursue global partnerships with other telecommunications companies in order to promote large, multi-year infrastructure program orders of the UltraPhone system. The Company's objectives in forming such partnerships would be to provide local businesses and governments with economic incentives and to solidify the Company's competitive position in a particular market by promoting long-term commonalities of interest between the Company and its most significant customers and to respond to any local requirements for in-country sourcing or labor utilization.

Sales by Geographic Area.

     UltraPhone product revenues by geographic area are as follows
(in thousands):

                                             1994         1995          1996
                                             ----         ----          ----
           Domestic                        $ 4,187      $ 2,685       $ 1,958
           Foreign                          15,899       13,896        23,016
                                           -------      -------       -------
                                           $20,086      $16,581       $24,974
                                           =======      =======       =======

     Major Customers. During 1994, the Company's Indonesian customer (P.T. Telekomunikasi Indonesia) and its Myanmar customer (Myanma Posts and Communications) accounted for 54% and 12% of UltraPhone product revenues, respectively. During 1995, the Company's Indonesian customer and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of UltraPhone product revenues. During 1996, the Company's Philippine customer (Philippine Long Distance Telephone Company) and its Indonesian customer accounted for 56% and 16% of UltraPhone product revenues, respectively.

     Backlog. At March 14, 1997, the Company's backlog of orders for UltraPhone telephone systems and services was $65.0 million, which includes the balance of one order from the Company's Indonesian customer of $20.3 million and another order, which is subject to completion of adequate financing and final provision of radio frequencies, from its Pakistani customer for $42.9 million. All of the backlog except the Pakistan order is expected to be delivered during fiscal year 1997. The Pakistan order, if and when finalized, is expected to begin shipment in late 1997. As of March 22, 1996, backlog was approximately $56.4 million, which included $36.8 million from the Company's Indonesian customer and another $17.9 million from its Philippine customer.

     Production. The Company assembles, integrates and tests the UltraPhone Subscriber and Base Station using component parts manufactured by various suppliers to the Company's specifications. In most but not all instances, component parts could be purchased from several different sources. The Company believes that by contracting component part manufacturing to third parties, it gains significant flexibility to change product designs and avoids capital intensive manufacturing investments. Should the Company's relationship with any of its suppliers cease in the future, the Company believes that alternative sources of the various component parts are available, although such an event would likely have an adverse impact on shipments to its customers and support activities. In certain instances, critical component parts for the UltraPhone system are purchased from single sources thereby making the Company dependent upon those sources. The Company is engaged in a continuing program of identifying and developing alternative sources of critical components to reduce its dependence upon sole source suppliers and has entered into a technology transfer agreement under which Samsung is licensed to produce UltraPhone systems and may thereby become a potential supplier to the Company. While still in the planning stages, the Company plans to rely primarily on its alliance partners for the initial production of its TrueLink wireless local loop product. The existing agreements with the alliance partners provide a broad framework for such activities but specific production agreements have not been negotiated.

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

Product Development; Engineering Services

     The Company currently employs 107 people as part of its B-CDMA technology development, which was acquired as part of the Company's acquisition of SCS Mobilecom, Inc. and SCS Telecom, Inc. (hereinafter collectively referred to as "SCS") during 1992, and additionally utilizes the efforts of outside engineering resources and engineering contributions from its partners. The Company's second and third phases of B-CDMA technology development and product commercialization will require substantially more technical and administrative support and marketing resources and higher levels of sustained efforts for the next several years.

     The Company's TDMA engineering and UltraPhone system development projects currently engage approximately 47 employees as well as additional outside resources. The Company expects that it may have to further increase the level of resources devoted to these projects in order to maintain and improve the competitive position of the UltraPhone system.

     The Company has expensed $7.6 million, $9.7 million and $21.6 million during 1994, 1995 and 1996, respectively, related to all of its development efforts for both TDMA and B-CDMA based product development. The Company has taken some measures to increase the efficiency of its B-CDMA and TDMA engineering efforts through common management and greater integration of the engineering teams, and is exploring the feasibility of increasing commonality in its B-CDMA and TDMA-based products. The Company intends to attempt to satisfy its increasing need for engineering resources through, among other things, further alliance relationships.

Siemens Agreements

     On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance. (See "Samsung Agreements").

     As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $15.1 million was paid in cash, with the remaining payment offset against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995 and 1996, the Company recognized $13.6 million and $4.8 million, respectively of the revenue under this agreement based on the progress of the completed work. The remaining $1.6 million of revenue is expected to be recognized through June 1997, the expected date of completion of functional testing at the system component level.

     Under the UltraPhone OEM Purchase Agreement, Siemens is obligated to purchase its requirement of wireless local loop products for certain specified applications from the Company on an OEM basis through December 1999. Certain affiliates of Siemens have also been granted the right, but are not obligated, to purchase products from the Company on an OEM basis under the agreement.

     Under the TDMA/CDMA Development and Technical Assistance Agreement: (i) Siemens is providing technical assistance to accelerate the commercialization and deployment of the Company's B-CDMA technology, and (ii) the parties may develop UltraPhone product improvements and enhancements. The agreement, as amended, provides that, subject to pre-existing commitments (if any), Siemens will (i) share together with InterDigital and Samsung, an exclusive royalty-bearing license for the Company's know-how associated with the B-CDMA Application Specific Integrated Circuit ("ASIC") chip (other than ASIC applications know-how), and a similar exclusive license to certain other B-CDMA product design technology which will become non-exclusive one year after certain development goals are accomplished, and (ii) have a non-exclusive royalty-bearing license with respect to other B-CDMA know-how. Pursuant to the know-how licenses, Siemens is obligated to pay to the Company a running royalty of 5% of all sales of B-CDMA equipment worldwide which incorporates B-CDMA ASICs or otherwise incorporates B-CDMA know-how. Siemens also has the option to purchase B-CDMA ASICs and products from the Company. InterDigital, among other things, maintains the right to sell ASIC chips to other telecommunications manufacturers and/or license certain specified non-ASIC specific technology and know-how embodied in the B-CDMA systems, together with ASIC applications know-how. Under the Patent License Agreement, the Company has granted Siemens a non-exclusive, world-wide, paid-up, perpetual license for the life of InterDigital's TDMA and B-CDMA patents, and Siemens has granted InterDigital a reciprocal, non-exclusive, world-wide, paid-up, perpetual license for the life of Siemens TDMA and CDMA patents.

Samsung Agreements

     On February 9, 1996, the Company effected a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made upfront payments to the Company in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, the Company made, via offset (see Note 4 of the Notes to Consolidated Financial Statements) certain payments to Siemens, which in turn, committed to provide additional technical assistance to the Company. The net upfront amount received by the Company, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of the Company's B-CDMA technology.

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

     The Company recognized $23 million as revenue during 1996. The balance of the revenue of $8 million is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort.

Technology and Patent Licensing

     General. The Company's patents, patent applications and rights to file patent applications on certain future inventions are owned by ITC, a wholly-owned subsidiary of InterDigital Patents Corporation ("Patents Corp."), a wholly-owned subsidiary of the Company. ITC currently holds 78 United States patents relating specifically to digital wireless radio telephony technology (both TDMA and CDMA) which expire at various times beginning in 2004. ITC has also obtained patents, mostly related to TDMA technologies, in 36 foreign countries. Fifty-six other patent applications have been filed by ITC in the United States Patent and Trademark Office and 169 other patent applications have been filed in numerous foreign countries throughout the world, relating variously to the CDMA and TDMA technologies. ITC's patents have effective terms that range from 14 to 20 years.

     In 1992, Patents Corp. sold approximately 6% of its common stock in a private offering in order to fund patent procurement, maintenance, licensing and enforcement activities, resulting in net proceeds of approximately $5.2 million. In September 1996, Patents Corp. merged with a wholly-owned subsidiary of InterDigital. In connection with this merger, approximately 1.5 million shares of InterDigital Common Stock were issued to the minority shareholders of Patents Corp. (other than InterDigital) in exchange for their Patents Corp. Common Stock. Upon completion of the merger, Patents
Corp. became a wholly-owned subsidiary of InterDigital.

     In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. In addition, in the normal course of business, third parties have asserted, and may assert in the future, that the Company is engaged in the infringing use of a third party's patents or proprietary technology. If any such third party successfully asserts that the Company is engaged in any such infringing use, the Company may be required to contest the validity of such patents or proprietary technology, to acquire licenses to use the patented or proprietary technology and/or to redesign the Company's products to avoid further infringement. The cost of enforcing and protecting the patent portfolio or defending the Company against infringement claims can be significant.

     Patent Licensing Activities. As part of its licensing strategy, ITC has identified non-licensed entities which it believes are infringing its TDMA patents, and ITC has undertaken a program, the ultimate objective of which is the realization of licensing revenues from its patent portfolio. ITC intends to pursue such revenues through a process of negotiation and, when necessary, litigation. ITC generally seeks to license its patents on reasonable terms and conditions, including reasonable royalty rates. ITC believes that making its patented digital wireless technologies available to third parties will provide a potentially significant source of revenue. In 1990, the initial digital cellular telephone standard known as IS-54 employing TDMA technology was jointly adopted by the Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA") as an interim standard. ITC believes that, in many instances, licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with the TIA/EIA/IS-54-B Cellular System Dual-Mode Mobile Station-Base Station Compatibility Standard (the "IS-54-B Standard") and the 800 MHz Cellular System, TDMA Radio Interface, Dual-Mode Mobile Station - Base Station Compatibility Standard (the "IS-136 Standard"). In addition, the Company believes that in many instances licenses under its patents are required in order for third parties to manufacture and sell equipment in compliance with certain other TDMA-based standards currently in use worldwide. Those standards include but are not limited to the Global System for Mobile Communication ("GSM"), the Japanese Digital Cellular Standard ("JDC") and Personal Handphone System ("PHS"). Currently, numerous manufacturers supply digital cellular equipment conforming to standards employing TDMA technology, such as the North American IS-54-B, Japanese JDC and European GSM standards.

     ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems ("HNS"), American Telephone & Telegraph Company, Siemens AG, Matsushita Electric Industrial Co. Ltd., Sanyo Electric Co., Ltd., Pacific Communications Systems Inc., Mitsubishi Electric Corporation, Hitachi Ltd., Kokusai Electric Co., NEC Corporation, OKI Electric Industry Ltd., and Samsung. The OKI agreement was the result of a settlement of litigation filed by ITC in 1993. The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation. Certain of the Company's licensees have also stated, among other things, that the Motorola jury verdict, described below, materially impacts the royalties due under their license agreements. The Company believes that these positions are meritless.

     In 1994, ITC also entered into a CDMA cross-license agreement with Qualcomm Incorporated to settle litigation filed in 1993. In return for a one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, royalty free, worldwide license to use and sublicense certain specified and then existing ITC CDMA patents (including related divisional and continuation patents) to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense certain of ITC's licensed CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payment to ITC. Neither ITC's patents concerning cellular overlay and interference cancellation nor its current inventions are licensed to Qualcomm. Under the settlement, Qualcomm granted to InterDigital a royalty-free license to use and to sublicense the patent that Qualcomm had asserted against InterDigital and a royalty-bearing license to use certain Qualcomm CDMA patents in InterDigital's B-CDMA products, if needed. InterDigital does not believe that it will be necessary to use any of Qualcomm's royalty-bearing or non-licensed patents in its B-CDMA system. In addition, Qualcomm agreed, subject to certain restrictions, to license certain CDMA patents on a royalty-bearing basis to those InterDigital customers that desire to use Qualcomm's patents. The license to InterDigital does not apply to IS-95-type systems, or to satellite systems. Certain of Qualcomm's patents, relating to key IS-95 features such as soft and softer hand-off, variable rate vocoding, and orthogonal (Walsh) coding, are not licensed to InterDigital.

     Patent Litigation

     Ericsson. In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)) (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson. At the request and with the consent of the parties, the District Judge has executed an order extending a stay of the proceedings until the Federal Circuit renders its opinion on appeals filed by ITC and Motorola in connection with the lawsuit filed by Motorola against ITC as described below.

     Motorola. In October 1993, Motorola, Inc. filed an action against ITC in the United States District Court for the District of Delaware seeking the court's declaration that Motorola's products do not infringe certain ITC patents and that these patents are invalid and unenforceable. ITC filed an answer and counterclaims seeking a jury's determination that in making, selling or using and/or participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Motorola has infringed, contributed to the infringement of and/or induced the infringement of certain ITC patents. ITC also sought preliminary and permanent injunctions against Motorola from further infringement and sought damages. A trial was held in United States District Court for the District of Delaware (Civil Action No. 94-73 (D. Del.)) on the issue of validity and infringement of 24 patent claims involving four ITC patents, U.S. Patent Nos. 4,675,863; 4,817,089; 5,119,375 and 4,912,705. By stipulation of the parties, the case was limited to certain TDMA products made, used and/or sold by Motorola.

     On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if construed to be infringed, are invalid. After trial, Motorola filed a motion requesting attorney's fees and expenses aggregating between $6 and $7 million. The Company filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial. The district court denied Motorola's motion for attorney's fees and ITC's motion for a new trial. The court further overturned the jury's finding of invalidity with respect to three claims, but affirmed the jury's verdict in all other respects. Both ITC and Motorola have appealed to the United States Court of Appeals for the Federal Circuit. An oral argument was presented to the Federal Circuit on January 30, 1997, but the Federal Circuit has not yet rendered a decision. The Company believes that there are substantial grounds for reversal of the jury's verdict or the granting of a new trial.

     Patent Opposition. ITC has filed patent applications in numerous foreign countries. ITC is and expects from time to time to be subject to additional challenges with respect to its patents and patent applications in foreign countries. Typical of the processes involved in the issuance of foreign patents, Philips Patentverwaltung GmbH ("Philips"), Alcatel SEL AG ("Alcatel") and Siemens each filed petitions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. On October 19, 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent. An appeal was filed by Philips, Alcatel and Siemens and additional arguments have been made based upon prior art not previously considered by the patent office. Siemens has since withdrawn from the proceeding. Formal hearings were held by the German Federal Patent Court on June 26 and 27 and November 18, 1996. At the close of the hearings, the Court maintained the patent with certain modifications. Alcatel and Phillips have appealed the German Federal Patent Court's decision to the German Superior Court. Although no assurance can be given as to the eventual outcome of these or other patent challenges, ITC intends to vigorously defend its patents. If any of these patents are revoked, ITC's patent licensing opportunities in such relevant foreign countries, and possibly in other countries, could be materially and adversely affected.

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

Employees

     As of March 14, 1997 the Company had 278 full-time employees. In addition, the services of consultants and part-time employees are utilized. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be good. A breakdown of the Company's full-time employees by functional area is as follows:


                                                        NUMBER OF
                      FUNCTIONAL AREA                   EMPLOYEES
                      ---------------                   ---------

           Sales and Marketing                               18
           Customer Support                                  21
           Manufacturing                                     53
           Research and Development                         143
           Patent Licensing                                   3
           Corporate and Administration                      40
                                                           ----
                      Total                                 278
                                                           ====

Executive Officers of the Company


     The Executive Officers of the Company are:


      NAME                      AGE                 POSITION
      ----                      ---                 --------
Gregory E. Webb                  51    Chief Executive Officer
William A. Doyle                 47    President and Director
Howard  E. Goldberg              51    Executive Vice President, General Counsel and Secretary
Mark Lemmo                       39    Executive Vice President - Engineering & Product Operations
James W. Garrison                40    Vice President - Finance, Chief Financial Officer and Treasurer
Charles R. "Rip" Tilden          43    Vice President, Communications and Investor Relations
D. Ridgely Bolgiano              64    Vice President,  Chief Scientific Officer,  President of InterDigital
                                       Patents Corp and Director

     Gregory E. Webb was elected Chief Executive Officer in October 1996. Prior to joining InterDigital, Mr. Webb was a Corporate Vice President-Marketing and Strategy of Qualcomm, Inc., a telecommunications company, since 1995 where he was responsible for marketing, sales and strategic business relationships. Before that, he worked as General Manager of the development of cellular and PCS infrastructure businesses for Sanders Telecommunications Systems, a Lockheed Martin Company, since 1994. Mr. Webb served as President of Cornerstone Strategies, Ltd., where he managed a telecommunications consulting practice, from 1992 to 1994 and as Assistant Vice President/General Manager of Ameritech, Inc., a telecommunications company, from 1988 to 1992. In addition, Mr. Webb was employed by AT&T for twenty years.

     William A. Doyle, a director of the Company since May 1996, has served as President of the Company since November 1994. Previously, Mr. Doyle had been Executive Vice President, General Counsel and Chief Administrative Officer since February 1994. Prior to February 1994, Mr. Doyle had served as Vice President, General Counsel and Secretary of the Company from March 1991. From October 1987 to March 1991, Mr. Doyle served as Vice President, General Counsel and Secretary of Environmental Control Group, Inc., a publicly traded company involved in the environmental remediation business.

     Howard E. Goldberg was promoted to Executive Vice President, General Counsel and Secretary in May 1995 from his prior position of Vice President, General Counsel and Secretary which he held since December 1994. Prior thereto Mr. Goldberg served the Company as a lawyer in various consulting and full time employment capacities from April 1993, including the position of Vice President - Legal Affairs and Associate General Counsel. Prior to joining the Company, Mr. Goldberg served as Vice President, General Counsel and Secretary of Environmental Control Group, Inc. from March 1991. From August 1986 to March 1991, Mr. Goldberg was an associate, primarily engaged in the practice of securities and corporate law with Fox, Rothschild, O'Brien & Frankel in Philadelphia, Pennsylvania. Immediately prior to joining the Company thereto, he served as Special Counsel, Office of International Corporate Finance, in the Division of Corporate Finance, Securities and Exchange Commission, Washington, D.C.

     Mark Lemmo was promoted to Executive Vice President of Engineering and Product Operations in October 1996. Previously, Mr. Lemmo had been Vice President-Sales and Marketing since June 1994 and Vice President of Engineering from August 1991 to June 1994. From October 1987 to August 1991, Mr. Lemmo held staff and manager level positions in the engineering department of InterDigital. Prior to that, Mr. Lemmo held staff positions at GE Government Communications Systems, a company specializing in digital wireless frequency-hopping technology.

     James W. Garrison was elected Vice President of Finance, Chief Financial Officer and Treasurer effective December 1994. During the period from July 1994 through December 1994, Mr. Garrison served as Acting Chief Financial Officer of the Company. Mr. Garrison joined the Company as Corporate Controller in August 1992. Immediately prior thereto, Mr. Garrison was Controller of Horizon Cellular Telephone Company from October 1990 to August 1992. From August 1987 to October 1990, Mr. Garrison served as Vice President of Finance for Avant-Garde Computing Inc., having succeeded to such position after serving as Controller from 1982 to 1987. Mr. Garrison's experience prior to joining the Company included serving as a Certified Public Accountant who served with Arthur Andersen & Co.

     Charles R. "Rip" Tilden was elected Vice President, Communications and Investor Relations in November 1996. Prior to joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, PA, an office products and paper distribution company, since December 1994. Before moving to Alco, Mr. Tilden was Vice President, Communications for GenCorp in Akron, OH, an aerospace defense, automotive and polymer products company from 1988 to 1994. Also, he was the Director of Communications for one of GenCorp's division from 1985 to 1988. Mr. Tilden served for two years as the Director of the Center for Management and Entrepreneurship and as a lecturer in communications at DePauw University in Greencastle, IN, from 1983 to 1985. He was Director of Communications for A.T. Kearney, an international management consulting firm headquartered in Chicago, from 1978 to 1983, and was News Service Manager for Montgomery Ward from 1975 to 1978.

     D. Ridgely Bolgiano has been a director of the Company since 1981. He became the Company's Vice President and Chief Scientist Officer in April 1984, and has been affiliated with the Company in various capacities since 1974. Mr. Bolgiano has served as Acting President of Patents Corp. since May 1996.

     The Company's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified.

Item 2.  PROPERTIES


     The Company owns one facility, subject to a mortgage, with an aggregate of approximately 50,000 square feet of office, development, warehousing and assembly facilities in King of Prussia, Pennsylvania. See Note 10 of the Notes to Consolidated Financial Statements. In December 1996, the Company entered into a five year lease for approximately 67,000 square feet of office and development facilities in Melville, New York. This facility is the primary location for the Company's B-CDMA development activities. For additional information, see Note 10 of the Notes to Consolidated Financial Statements. In the event of a substantial increase in sales, additional production and/or warehousing facilities may be required.

Item 3.  LEGAL PROCEEDINGS

     On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and a former chief executive officer of the Company alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations related to the disclosure of three proposed financing transactions: (1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). This action sought damages on behalf of shareholders who purchased the Company's stock during a class period purportedly extending from March 31, 1994 to August 5, 1994. The case was settled in July 1996 subject to final court approval. Such settlement had no material effects to the Company's results of operations or financial position.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of the high and low sales prices of the Company's Common Stock as reported by the American Stock Exchange.

                                   High                         Low
                                   ----                         ---
1996
          First Quarter          10  3/8                       7  5/16
          Second Quarter         11  1/4                       7  9/16
          Third Quarter           8  7/8                       6  3/16
          Fourth Quarter          7  13/16                     5  7/16


                                   High                         Low
                                   ----                         ---
1995
          First Quarter          12  7/8                       5
          Second Quarter          7  7/8                       5  5/8
          Third Quarter           9  3/16                      6  3/8
          Fourth Quarter          9  1/2                       6  7/16


     As of March 14, 1997, there were approximately 2,650 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock since inception. It is anticipated that, in the foreseeable future, no cash dividends will be paid on the Common Stock and any cash otherwise available for such dividends will be reinvested in the Company's business. The payment of cash dividends will depend on the earnings of the Company, the prior dividend requirements on its remaining series of Preferred Stock and other Preferred Stock which may be issued in the future, the Company's capital requirements and other factors considered relevant by the Board of Directors of the Company.

PRIVATE ISSUANCE OF COMMON STOCK

     On September 30, 1996, the Company issued ten year warrants to purchase 80,000 shares of its common stock exercisable at $7.625 to a former employee in connection with the settlement of his employment arrangement with the Company. Such transaction was consummated under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder as a transaction by the issuer to one individual with knowledge and experience in financial business matters and the capability of evaluating the merits and risks of the investment and who represented and warranted that such person was acquiring the securities for such person's own account and without a view to any public resale or distribution.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                  1992(1)       1993          1994         1995         1996
                                                  -------       ----          ----         ----         ----
Consolidated Statement of Operations Data
  (in thousands, expect per share data)

  Revenues:
     UltraPhone  Equipment and Services           $  34,348    $  11,748    $  20,086    $  16,581    $  24,974
      Licensing and Alliance                          3,015         --         28,709       67,693       28,719
      Contract services                               2,347        1,551        1,171          681         --
                                                  ---------    ---------    ---------    ---------    ---------
  Total revenues                                     39,710       13,299       49,966       84,955       53,693
  Nonrecurring items (2)                            (15,088)        --           --           --           --
  Income (loss) from continuing operations          (20,342)     (32,929)     (13,753)      34,605      (11,644)
  Discontinued operations                            (2,283)      (1,728)        (295)        --           --

  Net income (loss) before preferred dividends      (22,625)     (34,657)     (14,048)      34,605      (11,644)
  Net income (loss) applicable to
    common shareholders                           $ (22,917)   $ (34,939)   $ (14,330)   $  34,340    $ (11,904)
                                                  =========    =========    =========    =========    =========
  Net income (loss) per share
  Net income (loss) from continuing operations    $   (0.86)   $   (1.05)   $   (0.37)   $    0.74    $   (0.26)

  Net income (loss) - discontinued operations         (0.09)       (0.06)       (0.01)        --           --
                                                  ---------    ---------    ---------    ---------    ---------
  Net income (loss) per common share              $   (0.95)   $   (1.11)   $   (0.38)   $    0.74    $   (0.26)
                                                  =========    =========    =========    =========    =========
  Weighted average number of shares
     outstanding                                     24,113       31,515       37,463       46,503       46,462
                                                  =========    =========    =========    =========    =========
Operations and Other Data:

  Number of UltraPhone systems sold                      45           10           34           25           49
  Number of UltraPhone subscriber stations sold       7,160        2,304        8,570        5,474       10,764



                                                      1992         1993         1994         1995         1996
                                                      ----         ----         ----         ----         ----

Consolidated Balance Sheet Data (in thousands):
  Cash and cash equivalents (3)                   $   9,146    $   8,211    $   6,264    $   9,427    $  11,954
  Short Term Investments                               --           --           --         55,060       43,063
  Working capital (deficit)                          10,340        8,064       10,118       59,008       57,076
  Total assets                                       35,550       32,326       43,830       83,167      112,636
  Short-term debt (4)                                   154          256          233          430          790
  Long-term debt                                        150          650          520          631        4,221
  Accumulated deficit                              (135,396)    (170,335)    (184,665)    (150,325)    (162,229)
  Total shareholders' equity (5)                     15,056       14,004       14,872       62,440       72,507

---------------------------------------

(1) Includes the results of operations of SCS from October 15, 1992, the respective date of acquisition by the Company.

(2) Nonrecurring items for 1992 include the expensing of $13,120,000 of research and development costs acquired as part of the acquisition of SCS and a loss of $1,968,000 on a revaluation of equipment acquired as part of a cancellation of a purchase commitment.

(3)  Including $6,710,000, $2,424,000, $471,000, $1,200,000 and $204,000 of
     restricted cash as at December 31, 1992, 1993, 1994, 1995 and 1996, respectively. See Note 2 to "Notes to Consolidated Financial Statements".

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

     During 1994, the Company began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and entered into its first major allilance, with Siemens. The Company recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, the Company recognized $67.7 million of licensing and alliance revenue enabling the Company to report its first profitable fiscal year since its inception. The Company was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. During 1996, the Company completed its second major alliance with Samsung, and recognized $28.7 million of licensing and alliance revenue which represented 53% of the total revenues for 1996. Again in 1996, the Company was profitable in the first and second quarters and unprofitable in the third and fourth quarters. The variability of 1995 and 1996 quarterly operating results was due to the revenue related to up-front, non-refundable payments pursuant to license and alliance agreements. The Company expects such variability to continue until significant recurring royalties are received under such agreements. The Company expects to continue to generate revenue related to licensing and alliance activities. However, such revenues are dependent upon various factors or events, including the Company's participation in the continued joint development effort with its alliance partners, the ability to enter into additional alliances and/or new licenses for the Company's patents and other intellectual property, the ability to negotiate for royalties and fees from new licenses, the extent to which and when current and new licensees ship product that utilizes the licensed technology and the licensee's ability or willingness to pay the applicable license or royalty fees. Revenues and other business prospects could also be adversely impacted by the a jury verdict in the Motorola litigation (see Item 1. Business, Technology and Patent Licensing, Patent Licensing) or adverse decisions in the Company's outstanding and any or future intellectual property rights litigation or other patent-licensing opportunities, proceedings, including but not limited to, any declaration of invalidity or non-infringement of ITC's patents. (See Notes 1, 3, 4 and 5 to "Notes to Consolidated Financial Statements".)

     The Company's ability to derive revenue from product sales will be affected by, among other things, the intensified competition for sales of wireless local loop telephone systems. Competing products and technologies have proliferated and competitors, many of which have significantly greater resources than the Company, are more actively promoting their products in the Company's target markets. In spite of this competitive environment, the Company increased UltraPhone system revenues in 1996 compared to 1995 by over 50% to nearly $25 million and built year-end product backlog to $80.7 million from $20.0 at December 31, 1995. (See Backlog.) These successes were achieved by lowering UltraPhone system prices, offering the UltraPhone system in conjunction with alliance partners, focusing on larger scale telecommunications infrastructure programs and successfully marketing to the Company's existing customer base in Indonesia. On large scale opportunities where commencement of product delivery significantly lags contract negotiation and where deliveries are expected to extend over a significant period of time, the Company is actively marketing the UltraPhone system at sales prices which are expected to generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential, as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce product costs, the expected positive effects on vendor pricing of the increased production volume, change orders (including post contract systems reconfiguration), post contract add-ons and systems expansions and servicing, as well as follow on orders.

     The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs commensurate with price reductions. The Company has experienced and may continue to experience engineering delays in the introduction of new, more efficient, lower cost system components and other new enhancements or features. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had working capital of $57.1 million at December 31, 1996 compared to working capital of $59.0 million at December 31, 1995. The decrease in working capital since December 1995 is due primarily to $9.9 million of cash used in operations, $4.1 million of cash used to purchase property and equipment, $3.7 million of cash used primarily to support bonding activities related to UltraPhone product revenues all of which was partially offset by $10.0 million received from stock option and warrant exercises. The Company had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses. From the fourth quarter of 1994 through the second quarter of 1996, the Company generated cumulative operating profits and substantially strengthened its cash position through its alliance and licensing transactions. During the third and fourth quarters of 1996, the Company again experienced operating losses which more than offset the operating profits generated in the first two quarters.

     In recent years, foreign sales have represented a majority of the sales of UltraPhone systems, and it is anticipated that foreign sales will represent a majority of UltraPhone system sales for the foreseeable future. UltraPhone system sales have, on a historical basis, varied significantly from quarter to quarter due to the concentration of revenues from the Company's largest customers over a few fiscal quarters. See Note 5 to "Notes to Consolidated Financial Statements". Additionally, the Company expects that it may continue to experience significant fluctuations in quarterly and annual revenues and operating results due to variations in the amount and timing of license and alliance-related revenue. Accordingly, the Company's cash flow may be expected to fluctuate significantly for the foreseeable future.

     Demands on working capital in 1997 and beyond are expected to be significant. The Company expects to aggressively support its B-CDMA technology development efforts to commercialize its technology as soon as possible. As the development effort nears first stage completion, currently anticipated in 1997, additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Engineering efforts required to support the UltraPhone product are also expected to be significant as the Company continues its efforts to reduce the cost of the UltraPhone product and increase its market share. Marketing and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program. In addition, the working capital needed to support the fulfillment of the large UltraPhone system orders currently in backlog and expected in the future is expected to be significant. Further, the cost of prosecuting its patent applications worldwide, defending the validity of its patents, and litigating patent infringement actions related to ITC's patents can be substantial.

     Certain emerging trends associated with product sales could also negatively impact future working capital, should they occur. The Company has not offered vendor financing to prospective customers, instead relying on its efforts to assist prospective customers in obtaining financing from other sources; however, customers have in the past and may continue in the future to have difficulty securing financing. Should the Company engage in a vendor financing program (it has no current plans to do so), such a program would have a material adverse impact on working capital needs. Many prospective customers have required increasingly significant delivery and performance guarantees of various types, including delay damage clauses, performance bonds and performance guarantees. The working capital required to provide such bonds and guarantees could be significant for large orders, and the costs that might be incurred if any delay damages clauses or performance bonds or guarantees were called upon, could have a material adverse impact on working capital and operations of the Company. The Company obtains some component parts from single sources, while other components are available from multiple sources; changing sources of supply would likely cause a disruption in supply. Any interruption in the supply of quality components could have an adverse impact on working capital and operations of the Company.

     The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens and Samsung relationships and the broader alliance strategy, the level of demand and related margins for the UltraPhone system and the ability to generate license fees and royalties. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements, which may or may not be available to the Company.

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

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1996 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1996 balance sheet.

Changes in Cash Flows and Financial Condition:

     The Company has experienced negative cash flows of $13.3 million from operations during 1996. The negative cash flows from operations are primarily due expenses incurred for UltraPhone production and marketing, B-CDMA technology development and the Company's general and administrative activities offset by the receipt of $34.0 million related to the Company's alliance and patent licensing activities.

     Net cash flows from (used by) investing activities for 1996 include investments in property and equipment and other long term assets of $5.3 million. Also included in net cash flows from (used by) investing activities is the Company's withdrawal of $12.0 million of funds previously invested in short-term, highly liquid securities. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During 1996, the Company generated $9.1 million from financing activities. The funds were primarily generated by the exercise of stock options and warrants.

     Cash and cash equivalents of $12.0 million as of December 31, 1996 includes $204,000 of restricted cash. All of the short term investments as of December 31, 1996 were held by ITC. The UltraPhone accounts receivable of $12.9 million at December 31, 1996 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of December 31, 1996, $4.0 million has been collected through March 14, 1996. Additionally, the Company received approximately $7.1 million in March 1997 which represents the initial 20% draw on the current Indonesian order.

     Inventory levels have increased at December 31, 1996 to $13.9 million from $4.9 million as of December 31, 1995, reflecting the build up of inventory in anticipation of shipment of the remaining portion of the Company's $37.0 million order from its Indonesian customer. Inventories at December 31, 1995 and December 31, 1996 are stated net of valuation reserves of $6.9 million and $5.9 million, respectively.

     Included in other accrued expenses at December 31, 1996 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the revenues from each revenue category as a percentage of total revenues and gross margins from UltraPhone equipment sales as a percentage of revenues from UltraPhone sales:

                                               As a % of Total Revenues
                                        ------------------------------------
                                               Year Ended December 31,
                                        ------------------------------------
                                        1994              1995          1996
                                        ----              ----         -----

Revenues:
  UltraPhone Product Revenues            40.2 %            19.5 %        46.5 %
  Licensing and Alliance                 57.5              79.7          53.5
  Contract Services                       2.3               0.8            --
                                        -----             -----         -----
      Total Revenues                    100.0 %           100.0 %       100.0 %
                                        =====             =====         =====



UltraPhone Product Gross Margins        (16.8)%            (8.1)%        (9.6)%
                                        =====             =====         =====


1996 COMPARED WITH 1995

     Total Revenues. Total revenues in 1996 decreased 37% to $53.7 million from $85.0 million in 1995 due to the decrease of $38.9 million in licensing and alliance revenue in 1996 partially offset by an increase in UltraPhone product revenues of 51% to $25.0 million from $16.6 million in 1995. License and Alliance revenue of $28.7 million in 1996 included $23.0 million of alliance revenue from Samsung, $4.8 million of alliance revenue recognized on the Siemens agreements and $900,000 of recurring royalty fees from one licensee. Licensing and Alliance revenues for 1995 resulted from license agreements with Mitsubishi, NEC, Hitachi, Kokusai, PCSI and Sanyo. (See Item 1. "Business - Technology and Patent Licensing".) The remaining License and Alliance revenue for 1995 represents the recognition of $13.6 million of revenue associated with the Siemens alliance. (See Item 1. "Business - Siemens Agreements".)

     During 1995, the Company realized contract services revenue related to its U.S. Federal government and other services contract activity. The Company completed the remaining contracts for which the Company was obligated. During the fourth quarter of 1994, the Company began withdrawing from this market in order to focus on its other core business activities. No such revenues were realized in 1996.

     Cost of UltraPhone Revenues. The cost of UltraPhone telephone system sales in 1996 increased by 53% to $27.4 million from $17.9 million in the 1995 period. This increase is primarily due to the increase in UltraPhone product revenues. Additionally, the Company incurred costs in 1996 related to the Company's introduction of its fourth generation subscriber unit.

     Contract Services Costs. Contract services costs were $762,000 in 1995. During 1995, the Company completed the remaining contracts for which the Company was obligated.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses.

     Sales and marketing expenses increased 31% to $4.7 million in 1996 from $3.6 million in 1995. The increase is due primarily to increased sales commission charges on the increased UltraPhone product revenues as well as an increased level of sales and marketing activity as compared to the prior year.

     General and administrative expenses decreased 25% to $11.1 million in 1996 from $14.8 million in 1995. Expenses related to the protection and exploitation of the Company'ITC's patents, including legal costs, decreased by approximately $1.8 million in 1996 compared to 1995. The 1995 expenses included the costs of the Motorola trial. (See Item 1 "Business - Technology and Patent Licensing".) Additionally, expenses for 1995 contained $2.0 million for potential maximum charges related to a bonus compensation plan. The plan was terminated in 1995 and all claims thereunder were paid and settled in 1995 and 1996.

     Product development expenses increased 123% to $21.6 million in 1996 from $9.7 million in 1995. The increase in product development costs stems from increased number of employees and activity levels as the Company further develops the B-CDMA technology and UltraPhone product and technology.

     Other Income and Expense. Interest expense for 1996 was $271,000 as compared to $724,000 for 1995. The 1995 expenses include a provision of $497,000 representing additional interest calculated by the Company to be due to HNS and $59,000 of interest incurred on capital leases. Interest expense for 1996 includes $124,000 of mortgage interest on the Company's King of Prussia and $135,000 of interest on leases.

     Interest income for 1996 was $4.1 million as compared to $3.1 million in 1995. The increase is due to interest earned on a higher average level of investments during 1996 than 1995.

     Minority Interest. The Company recorded $890,000 as an increase in minority interest in 1996 representing the minority ownership interest in the net income of Patents Corp. for 1996. During 1995, the Company recorded an increase of $2.5 million in minority interest representing the minority ownership interest in the net loss of Patents Corp. In September 1996, the Company entered into an Agreement and Plan of Merger to acquire the portion of Patents Corp. that the Company did not then currently own. Upon completion of the transaction, Patents Corp. became a wholly-owned subsidiary of InterDigital and therefore the Company will no longer recognize a minority interest liability. (See Note 6 of the Notes to Consolidated Financial Statements.)

1995 COMPARED WITH 1994

     Total Revenues. Total revenues in 1995 increased 70% to $85.0 million from $50.0 million in 1994 due to the recognition of $39.0 million of additional licensing revenue in 1995 offset by a decrease in UltraPhone revenues of 17% to $16.6 million from $20.1 million in 1994. License and alliance revenue of $67.7 million in 1995 resulted from license agreements with Mitsubishi, NEC, Hitachi, Kokusai, PCSI and Sanyo. See Item 1. "Business-Technology and Patent Licensing". The remaining license and alliance revenue represents the recognition of $13.6 million of revenue associated with the Siemens alliance. See Item 1. "Business-Siemens Agreements". Licensing and Alliance Revenue for 1994 resulted from licensing agreements with Qualcomm, AT&T, OKI Electric and Matsushita.

     The Company realizes contract services revenue related to its U.S. Federal government and other services contract activity. Such revenues declined 42% to $681,000 in 1995 from $1.2 million in 1994. The Company has substantially completed its withdrawal from this market in order to focus on its other core business activities.

     Cost of UltraPhone Revenues. The cost of UltraPhone sales in 1995 decreased by 24% compared to the 17% decrease in UltraPhone revenues. This resulted in a decrease from $23.4 million in 1994 to $17.9 million in 1995. The Company recorded charges totaling $1.5 million in 1994, to increase its inventory valuation and purchase commitment reserves. The decreased production volume in 1995 required the Company to less fully absorb its fixed production overhead costs. Because of continued competitive pressures and the inability to attain significant volumes of orders and shipments of highly populated systems, materials costs as a percentage of revenues increased in 1995 compared to 1994.

     Contract Services Costs. Contract services costs decreased 47% to $762,000 in 1995 from $1.4 million in 1994. The decrease in margins reflects the lower activity levels and consequent unabsorbed overhead costs associated with the Company's withdrawal from the contract services business.

     Other Operating Expenses. Sales and marketing expenses decreased 21% to $3.6 million in 1995 from $4.5 million in 1994. The decrease is due primarily to decreased sales commission charges on the decreased UltraPhone system revenues as well as the decrease in Company sales personnel reflecting the Company's increased use of in-country consultants.

     General and administrative expenses decreased 35% to $14.8 million in 1995 from $22.9 million in 1994. Expenses related to the protection and exploitation of the Company's patents, including legal costs, decreased by approximately $3.7 million in 1995 compared to 1994. Expenses for 1994 included the preparation for the Motorola trial as well as litigation expenses incurred in the litigation and settlement with Qualcomm. See Item 1 "Business - Technology and Patent Licensing". Included in the Patents Corp. expenses for 1994 were accounting charges and reserves totaling $2.7 million which represented the maximum amount of charges relating to bonus compensation and compensatory options to purchase Patents Corp. common stock claimed by some Patents Corp. officers and employees. The charge relating to the compensatory options was based on the difference between the deemed value for accounting purposes of the shares subject to the options and the exercise price of the option. The compensatory options were exercised in conjunction with the buyout of the Patents Corp. minority interest shares in September 1996. (See Note 6 of the Notes to Consolidated Financial Statements.) Expenses for 1995 contain $2.0 million for potential maximum charges under the bonus compensation arrangement. All claims under the bonus compensation plan were paid and settled in 1995 and 1996 and the plan was terminated in 1995. Legal fees and expenses related to litigation and other corporate matters decreased by $1.2 million in 1995 compared to 1994. Expenses for 1994 included a charge of approximately $1.3 million to fully reserve the note receivable related to the 1994 purchase by a third party of three UltraPhone systems originally sold to the Company's Indonesian customer in 1993. General and administrative expenses in 1994 also includes $1.6 million, primarily severance charges, relating to the Company's withdrawal from the contract services market and other reductions in force or terminations. No such charges were incurred in 1995. Expenses for 1995 include a $1.3 million charge for the remaining lease commitments of the space that the Company vacated as part of the move of its King of Prussia facilities.

     Product development expenses increased 28% to $9.7 million in 1995 from $7.6 million in 1994. The increase in product development costs stems from increased number of employees and activity levels as the Company further develops the B-CDMA technology and UltraPhone product and technology.

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

     Minority Interest. The Company recorded $2.5 million as an increase in minority interest in 1995 representing the minority ownership interest in the net income of Patents Corp. for 1995. During 1994, the Company recorded an increase of $878,000 in minority interest representing the minority ownership interest in the net income of Patents Corp. for 1994.

     Discontinued Operations. During 1994, the Company had a loss from discontinued operations of $416,000, primarily from the interest expense on the Seller notes and the amortization of goodwill. The Company recognized a $121,000 gain on the sale of the Haviland Telephone Company operations.

BACKLOG

At March 14, 1997, the Company's backlog of orders for UltraPhone telephone systems and services was $65.0 million, which includes the balance of one order from the Company's Indonesian customer of $20.3 million and another order, which is subject to completion of adequate financing and the final provision of radio frequencies, from its Pakistani customer for $42.9 million. All of the backlog except the Pakistan order is expected to be delivered during fiscal year 1997. The Pakistan order, if and when finalized, is expected to begin shipment in late 1997. As of March 22, 1996, backlog was approximately $56.4 million, which included $36.8 million from the Company's Indonesian customer and another $17.9 million from its Philippine customer.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and discussions of the Company's Business, Item 1, contain forward looking statements reflecting, among other things, the Company's current beliefs and expectations as to its objectives, growth, financial earnings potential, operating margins, cash position, markets, product and technology development, schedule and capability, litigation, standardization, growth in industry markets and in telecommunication infrastructure, strength and weaknesses of competitors, financing capability, ability to form alliances and to license its intellectual property, patent validity and enforceability and the actions of the Company's alliance partners and licensees. Words such as "objectives", "intends", "expects", "believes", "plans", "estimates", anticipates", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. The Company cautions the readers that important factors in some case have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. These factors include but are not limited to: general economic conditions of the Company's customers, potential customers and the wireless industry; the reversal or slowdown in anticipated foreign and/or domestic TELCO infrastructure spending; the effects of, and changes in, foreign trade, monetary and fiscal policies, laws and regulations or other activities of foreign governments, agencies and similar organizations; the inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuation in those rates; adverse foreign tax consequences; delays in remittance and difficulties of collection of foreign payments; efforts to nationalize foreign-owned operations; unstable governments, legal systems and intergovernmental disputes; foreign governmental action or inaction adversely affecting radio frequency use, availability, type acceptance, spectrum authorization and licensing; imposition of government or industry standards; the inability to maintain or secure adequate capital (or access thereto) to fund operations; the failure to achieve and/or maintain market acceptance of the Company's products and technology or to introduce new competitive products on a timely and cost effective basis; the inability to hire and/or retain appropriately qualified technical, sales or management personnel; the availability of competitive products superior on a perceived, relative or actual basis, with the Company's products; the inability to manufacture and deliver equipment in accordance with customer requirements, including schedule, quality and quantity; difficulties or delays in the development, production, testing, commercialization and marketing of the Company's products or technologies; the failure to enter into additional strategic alliances necessary to achieve the Company's business objectives; failure to fully and successfully implement the alliance program including the failure, inadequacy or inability of the Company's alliance partners to meet the Company's expectations or contractual commitments; the failure of the Company to successfully negotiate licensing agreements for the Company's patents and other intellectual property or to enforce the Company's rights under such agreements; substantial increased costs and other burdensome effects of legal and administrative cases and proceedings, and the outcomes thereto, relating to the Company's assertion of its patents rights, and other claims against the Company's patents or its products; the inability or failure of the Company to protect its intellectual property rights, including enforcing non-disclosure and non-competition agreements, prosecuting key patent applications or defending key patents; the inability to successfully prove infringement of its patents; and the failure to have the Motorola verdict reversed and/or remanded. Other risk factors are included in Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
CONSOLIDATED FINANCIAL STATEMENTS:
----------------------------------

   Report of Independent Public Accountants                          28
   Consolidated Balance Sheets                                       29
   Consolidated Statements of Operations                             31
   Consolidated Statements of Shareholders' Equity                   32
   Consolidated Statements of Cash Flows                             33
   Notes to Consolidated Financial Statements                        34

SCHEDULES
---------

  Schedule II - Valuation and Qualifying Accounts                    51
  All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Philadelphia, PA
March 7, 1997


                                                            Arthur Andersen LLP

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               DECEMBER 31,    DECEMBER 31,
 ASSETS                                                            1995            1996
 -------                                                       ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $1,200 and $204 respectively                    $   9,427        $  11,954
   Short term investments                                        55,060           43,063
   License fees receivable                                          400              990
   Accounts receivable, net of allowance for
      uncollectable accounts of $340 and $558, respectively       2,757           12,931
   Inventories                                                    4,853           13,863
   Other current assets                                           1,474            3,913

                                                              ---------        ---------
      Total current assets                                       73,971           86,714
                                                              ---------        ---------

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                                --              4,078
   Machinery and equipment                                        4,033            6,290
   Computer equipment                                             3,734            5,612
   Furniture and fixtures                                         1,540            2,526
   Leasehold improvements                                         1,114              394
                                                              ---------        ---------
                                                                 10,421           18,900
   Less-accumulated depreciation and amortization                (5,969)          (8,383)

                                                              ---------        ---------
      Net property and equipment                                  4,452           10,517
                                                              ---------        ---------

OTHER ASSETS:
   Patents, net of accumulated amortization of
      $3,456 and $4,152 respectively                              2,405            9,753
   Other                                                          2,339            5,652
                                                              ---------        ---------
      Total other assets                                          4,744           15,405
                                                              ---------        ---------

                                                              $  83,167        $ 112,636
                                                              =========        =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (in thousands)

                                                              DECEMBER 31,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                             1995            1996
------------------------------------                         -------------    -----------
CURRENT LIABILITIES:
   Current portion of long term debt                             $     430    $     790
   Accounts payable                                                  4,313       15,127
   Accrued compensation and related expenses                         4,335        3,551
   Purchase commitment reserve                                         855         --
   Deferred revenue                                                  1,597        4,790
   Other accrued expenses                                            3,433        5,380
                                                                 ---------    ---------
     Total current liabilities                                      14,963       29,638
                                                                 ---------    ---------

LONG TERM DEBT                                                         631        4,221
                                                                 ---------    ---------

OTHER LONG TERM LIABILITIES                                          1,323        6,270
                                                                 ---------    ---------

MINORITY INTEREST                                                    3,810         --
                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 105 shares
        and 103 shares issued and outstanding                           11           10
   Common Stock, $.01 par value, 75,000 shares authorized,
       44,424 shares and 48,109 shares issued and
      outstanding                                                      444          481
   Additional paid-in capital                                      212,310      234,245
   Accumulated deficit                                            (150,325)    (162,229)
                                                                 ---------    ---------

   Total shareholders' equity                                       62,440       72,507
                                                                 ---------    ---------

                                                                 $  83,167    $ 112,636
                                                                 =========    =========




        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         1994        1995        1996
                                                      --------   ---------    --------
REVENUES:
  UltraPhone Product Revenues                         $ 20,086      16,581    $ 24,974
  Licensing and Alliance                                28,709      67,693      28,719
  Contract Services                                      1,171         681        --
                                                      --------    --------    --------
                                                        49,966      84,955      53,693
                                                      --------    --------    --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                           23,445      17,932      27,370
  Contract service costs                                 1,429         762        --
  Sales and marketing                                    4,540       3,597       4,679
  General and administrative                            22,884      14,838      11,115
  Product development                                    7,603       9,738      21,609
                                                      --------    --------    --------
                                                        59,910      46,867      64,773
                                                      --------    --------    --------

    Income (loss) from operations                       (9,944)     38,088     (11,080)

OTHER INCOME (EXPENSE):
  Interest income                                          113       3,073       4,151
  Interest and financing expenses                       (1,466)       (724)       (271)
                                                      --------    --------    --------

    Income (loss) from continuing operations before
      income taxes and minority interest               (11,297)     40,437      (7,200)


INCOME TAX PROVISION                                    (1,578)     (3,318)     (3,554)
                                                      --------    --------    --------

    Income (loss) from continuing operations before    (12,875)     37,119     (10,754)
      minority interest

MINORITY INTEREST                                         (878)     (2,514)       (890)
                                                      --------    --------    --------

    Net income (loss) from continuing operations       (13,753)     34,605     (11,644)

DISCONTINUED OPERATIONS:
  Loss from operations                                    (416)       --          --
  Gain from sale of discontinued operations                121        --          --
                                                      --------    --------    --------

    Net income (loss)                                  (14,048)     34,605     (11,644)

PREFERRED STOCK DIVIDENDS                                 (282)       (265)       (260)
                                                      --------    --------    --------

NET INCOME (LOSS) APPLICABLE TO
    COMMON SHAREHOLDERS                               $(14,330)   $ 34,340    $(11,904)
                                                      ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - CONTINUING       $  (0.37)   $   0.74    $  (0.26)

NET INCOME (LOSS) PER SHARE -
DISCONTINUED OPERATIONS                               $  (0.01)         --          --
                                                      --------    --------    --------

NET INCOME (LOSS) PER SHARE - TOTAL                   $  (0.38)   $   0.74    $  (0.26)
                                                      ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  37,463      46,503      46,462
                                                      ========    ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                   $2.50                 Additional
                                                 Convertible     Common    Paid-In    Accumulated   Deferred
                                               Preferred Stock   Stock     Capital      Deficit   Compensation    Total
                                               --------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                       $      11    $   350   $ 184,186   $(170,335)   $    (208)   $  14,004

      Sales of Restricted Common Stock                --           63      12,253        --           --         12,316
      Exercise of Common Stock options                --            3         582        --           --            585
      Conversion of notes payable into
          Common Stock                                --            1         188        --           --            189
      Amortization of deferred compensation           --           --        --          --            158          158
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --           --          86        (282)        --           (196)
      Issuance of stock options of subsidiary
          below deemed accounting value net of
          minority interest                           --           --       1,598        --           --          1,598
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --            1         265        --           --            266
      Net Loss                                        --           --        --       (14,048)        --        (14,048)
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                              11        418     199,158    (184,665)         (50)      14,872

      Exercise of Common Stock options                --           19       9,935        --           --          9,954
      Exercise of Common Stock warrants               --            6       2,933        --           --          2,939
      Amortization of deferred compensation           --           --        --          --             50           50
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --           --          41        (265)        --           (224)
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --            1         243        --           --            244
      Net Income                                      --           --        --        34,605         --         34,605
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              11        444     212,310    (150,325)        --         62,440

      Exercise of Common Stock options                --            4       2,311        --           --          2,315
      Exercise of Common Stock warrants               --           16       7,342        --           --          7,358
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --           --          42        (260)        --           (218)
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --            1         349        --           --            350
      Issuance of Common Stock associated
          with the Patents Corp. merger               --           15      11,891        --           --         11,906
      Conversion of preferred stock to common           (1)         1        --          --           --           --
      Net Loss                                        --           --        --       (11,644)        --        (11,644)
                                                 ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       $      10    $   481   $ 234,245   $(162,229)   $    --      $  72,507
                                                 =========================================================================


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         For the year ended December 31,
                                                                        --------------------------------
                                                                           1994      1995        1996
                                                                        ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $(14,048)   $ 34,605    $(11,644)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
          Minority interest in subsidiary                                   878       2,514         890
          Depreciation and amortization                                   1,965       1,740       3,747
          Compensation on stock issued                                    2,108          50        --
                   and stock options granted
          Discontinued operations                                           295        --          --
          Other                                                           2,680       1,036      (3,337)
          Decrease (increase) in assets-
                   Receivables                                          (21,524)     21,419     (10,764)
                   Inventories                                            3,437         507      (9,010)
                   Other current assets                                    (641)        (75)     (2,439)
          Increase (decrease) in liabilities-
                   Accounts payable                                       4,376      (5,223)     10,814
                   Due to Hughes Network Systems, Inc                     1,132      (7,003)       --
                   Accrued compensation                                   1,649       1,431        (784)
                   Deferred revenue                                         256         932       8,140
                   Other accrued expenses                                 2,362      (2,513)      1,092
                                                                       --------    --------    --------


          Net cash provided by (used for) operating activities         $(15,075)   $ 49,420    $(13,295)
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                      $   --      $(55,060)   $ 11,997
    Proceeds from sale of discontinued operations                         2,555        --          --
    Additions to property and equipment, net of non-cash additions
       of $0, $657 and $4,667, respectively                                (517)     (2,412)     (4,073)
    Additions to patents                                                   (592)       (335)       (870)
    Other non-current assets                                             (1,144)     (1,095)       (319)
                                                                       --------    --------    --------


    Net cash provided by (used for) investing activities                    302     (58,902)      6,735
                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                       13,353      13,137      10,025
    Payments on long-term debt , including capital lease obligations       (153)       (268)       (717)
    Cash dividends to minority interest in subsidiary                      (178)       --          --
    Cash dividends on Preferred Stock                                      (196)       (224)       (221)
                                                                       --------    --------    --------

    Net cash provided by financing activities                            12,826      12,645       9,087
                                                                       --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                (1,947)      3,163       2,527

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            8,211       6,264       9,427
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  6,264    $  9,427    $ 11,954
                                                                       ========    ========    ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.  BACKGROUND:

     InterDigital develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company's principal product is the UltraPhone system, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone system revenues accounted for approximately 47% of the total revenues of the Company during 1996. Since 1987, the Company has sold over 285 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $162 million.

     In addition to its UltraPhone telephone system business, the Company, through ITC, is seeking to capitalize upon the revenue potential of the extensive TDMA and CDMA patent portfolio. ITC implemented a strategy during 1993 of negotiation and litigation with certain entities which it believed were infringing the Company's patents. These efforts have resulted in patent license agreements with five entities in 1994, six more entities in 1995 and an additional entity in 1996, the recognition of $28.7 million, $67.7 million and $28.7 million of licensing and alliance revenue in 1994, 1995 and 1996, respectively, and the initiation of litigation with major telecommunications companies. The Company has also formed two business alliances based upon its TDMA and B-CDMA technologies. (See Notes 2, 3, 4 and 5).

     The Company and its alliance partners are developing a new air interface technology, and products, based on the Company's patented B-CDMA technology and other proprietary technologies. The initial phases of the development effort are oriented towards development of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from the Company's UltraPhone system. The Company has also started to market its new True-Link(TM) wireless local loop product based on the Company's proprietary B-CDMA technology.

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

     Operations of the Company are subject to several risks and uncertainties, including, but not limited to, uncertainties related to intellectual property rights, the acceptance by customers of the Company's technology, the ability to generate a satisfactory gross profit on product revenues, the development and commercialization of new products, uncertainty and volatility of future profitability and access to capital and dependence on alliance arrangements and key personnel.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value, and at December 31, 1996 are classified as short-term. At December 31, 1996, all of the Company's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1995 and 1996, there were no significant unrealized holding gains or losses.

     Cash and cash equivalents consisted of the following:


                                                          December 31,
                                                    ------------------------
                                                     1995              1996
                                                    ------           -------

     Money market funds and demand accounts         $2,096           $ 2,871
     Certificates of deposit                           996               204
     Repurchase agreements                           3,955             1,457
     Commercial paper                                2,380             7,422
                                                    ------           -------
                                                    $9,427           $11,954
                                                    ======           =======


     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1995 consisted of $40.5 million in government-issued discount notes, $2.5 million in municipal securities and $12.1 million in corporate debt securities. Short-term investments available for sale as of December 31, 1996 consisted of $26.0 million in government-issued discount notes, $2.8 million in municipal securities and $14.2 million in corporate debt securities.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on net realizable value.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, generally five to ten years. The Buildings are being depreciated over a twenty-five year life.

Patents

     The costs to obtain certain patents for the Company's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over their estimated useful lives, generally 10 years. Amortization was $500,000, $510,000 and $696,000 in 1994, 1995 and 1996, respectively.

Product Development

     All product development expenditures are charged to research and development expense in the period incurred.

Revenue Recognition

     UltraPhone product revenues are recognized upon shipment of systems . Installation, training and other services are recognized upon completion of services.

     The Company through its wholly-owned subsidiary, InterDigital Telecom Inc., provided training and contract engineering services for the United States Government until the discontinuation of these activities in the first half of 1995. Revenues on these contracts were recognized as the services were provided.

     Patent licensing revenues included in License and Alliance Revenues consist primarily of upfront royalty payments and one-time, non-refundable fees which were recognized at the time of the applicable agreement. Alliance revenues included in License and Alliance Revenues were generated by patent, technology and know-how licensing agreements. Due to the combined nature of the agreements, revenue is recognized over the performance period, based on the nature of the agreement. Recurring royalty revenues under both licensing and alliance agreements may be recognized in the future according to the terms of the agreements. (See Notes 3 and 4).

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. By policy, the Company places its cash equivalents and short-term investments only in highly rated financial instruments and in United States Government obligations. The Company's accounts receivable are derived principally from sales of UltraPhone telephone systems and patent license agreements which provide for deferred and/or installment payments. Approximately 92% of the Company's 1996 UltraPhone telephone system sales were export sales (See Note 5). The Company generally requires a United States dollar irrevocable letter of credit for the full amount of significant foreign sales to be in place at the time of shipment except in cases where credit risk is considered to be acceptable.

Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", the Company is required to evaluate the impairment of long-lived assets and certain intangibles assets on a periodic basis. The Company reviews the realizability of its long-lived assets by analyzing the projected cash flows and profitability of the patents and adjusts the net book value of the recorded assets when necessary. No such adjustments have been recorded in 1994, 1995 and 1996.

Net Income (Loss) Per Common Share

     The net income (loss) per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Common stock equivalents (stock options and warrants) have been included in the computation for 1995 since the effect is dilutive. See Exhibit 11, Computation of Net Income (Loss) Per Share Earnings.

Supplemental Cash Flow Information

     The Company paid $2.7 million and $3.7 million of foreign withholding, federal and state income taxes during 1995 and 1996, respectively. Additionally, the Company paid $63,000 and $253,000 of interest during 1995 and 1996, respectively (excluding interest related to the HNS obligation). Interest and income taxes paid in 1994 were not material.

3.  SIEMENS AGREEMENTS:

     On December 16, 1994, the Company entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance. (See Note 4).

     As partial consideration for the rights and licenses granted by the Company, Siemens agreed to pay $20 million, of which $15.1 million was paid in cash, with the remaining payment offset against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. In accordance with accounting requirements, the Company will recognize the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995 and 1996, the Company recognized $13.6 million and $4.8 million, respectively of the revenue under this agreement based on the progress of the completed work. The remaining $1.6 million of revenue is expected to be recognized through June 1997, the expected date of completion of functional testing at the system component level.

4.  SAMSUNG AGREEMENTS

     On February 9, 1996, the Company entered into a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made upfront payments to the Company in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, the Company made, via offset (see Note 3) certain payments to Siemens, which in turn, committed to provide additional technical assistance. The net upfront amount received by the Company, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of the Company's B-CDMA technology.

     Samsung has received from InterDigital royalty-bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. The agreements give Samsung the right to manufacture and sell privately labeled UltraPhone systems.

     The Company recognized $14 million as revenue during the first quarter of 1996 representing the non-refundable upfront patent licensing portion of the agreements. The Company recognized $6 million in the second quarter of 1996 representing the consideration due for the UltraPhone equipment technology transfer and manufacturing rights portions of the agreements. Also, during the second, third and fourth quarters, the Company recognized approximately $3.0 million of the net amount retained by the Company relating to the B-CDMA development portion of the agreement. The balance of the revenue is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort.

5.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

UltraPhone Product Revenue:

     During 1994, the Company's Indonesian customer (P.T. Telekomunikasi Indonesia) and its Myanmar customer (Myanma Posts and Communications) accounted for 54% and 12% of UltraPhone product sales, respectively. During 1995, the Company's Indonesian customer and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of UltraPhone product revenues. During 1996, the Company's Philippine customer (Philippine Long Distance Telephone Company) and its Indonesian customer accounted for 56% and 16% of UltraPhone product revenues, respectively.

     UltraPhone product revenues by geographic area are as follows (in thousands):

                                     1994        1995        1996
                                     ----        ----        ----

Domestic                           $ 4,187     $ 2,685     $ 1,958
Foreign                             15,899      13,896      23,016
                                   -------     ------      -------
                                   $20,086     $16,581     $24,974
                                   =======     =======     =======

Licensing and Alliance Revenue:

     ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems, AT&T, Siemens (see Note 3), Matsushita, Sanyo, Pacific Communications Systems, Mitsubishi, Hitachi, Kokusai, NEC Corporation, OKI Electric Industry Company, and Samsung (see Note 4). The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to the Company to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

     The 1996 Licensing and Alliance revenues contain $23.0 million from Samsung, $4.8 million from Siemens and $900,000 of recurring royalty fees from one licensee. The 1995 Licensing and Alliance revenues contain $20.1 million from Mitsubishi, $26.9 million from NEC and $13.6 million related to the Siemens alliance agreement. The 1994 Licensing and Alliance revenues contain $20.0 million from Matsushita. Additionally, in 1994, ITC also entered into a CDMA license agreement with Qualcomm Incorporated to settle litigation filed in 1993. In return for a one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, royalty free, worldwide license to use and sublicense ITC's existing CDMA patents and certain future CDMA patents to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense ITC's CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payments to ITC.

6.  PATENTS CORP.:

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

During September 1996, InterDigital entered into an Agreement and Plan of Merger (the "Plan of Merger") with Patents Corp. and IP Acquisition Corporation ("MergerCo"), a wholly-owned subsidiary of InterDigital, providing for the merger of MergerCo with and into Patents Corp. (the "Merger") and the issuance of approximately 1.5 million shares of InterDigital Common Stock to the shareholders of Patents Corp. in exchange for their Patents Corp. Common Stock. Upon completion of the Merger, Patents Corp.

became a wholly-owned subsidiary of InterDigital and $7.1 million, representing the excess of the fair value of InterDigital Common Stock exchanged over the book value of the minority interest, was assigned as additional Patents assets on the consolidated balance sheet.

7.  INVENTORIES:

                                                      December 31,
                                                    ----------------
                                                    1995        1996
                                                    ----        ----
                                                     (In thousands)

Component parts and work-in-progress               $4,341     $11,640
Finished goods                                        512       2,223
                                                   ------     -------
                                                   $4,853     $13,863
                                                   ======     =======

     Inventories are stated net of valuation reserves of $6.9 million and $5.9 million as of December 31, 1995 and 1996, respectively.

8.  SHORT-TERM BORROWINGS:

     In March 1994, the Company entered into a $3.0 million secured borrowing arrangement, evidenced by Promissory Notes, in connection with a proposed long-term financing arrangement. The Promissory Notes, which bore interest at 11% per annum, were repaid in two installments in June and July, 1994 when the parties to the long-term financing arrangement agreed not to proceed.

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

9.  LONG-TERM DEBT OBLIGATIONS:

                                               1995             1996
                                               ----             ----
                                                 (In thousands)

Long-term debt obligations                    $1,061           $5,011
Less -- Current portion                         (430)            (790)
                                              ------           ------
                                              $  631           $4,221
                                              ======           ======

     During the second quarter of 1996, the Company purchased its King of Prussia facility for $3.7 million. The Company paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The entire cost of the land and buildings purchased as well as the improvements have been classified as Land, Building and Improvements within the property section of the balance sheet. The mortgage has been classified as long-term debt on the balance sheet, with $91,000 classified as current portion of long-term debt.

Capitalized lease obligations are payable in monthly installments at interest rates that range between 8.52% and 16.97% through 1999. The net book value of the equipment under capitalized lease obligations is $1.6 million.

     Maturities of principal of the long-term debt obligations as of December 31, 1996 are as follows (in thousands):

                1997                     $  790
                1998                        760
                1999                        560
                2000                        324
                2001                      2,577
                                         ------
                                         $5,011
                                         ======

10.  COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, primarily for office, assembly and warehouse space. Total rent expense was $1.3 million, $2.5 million and $1.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. Minimum future rental payments for operating leases as of December 31, 1996 are as follows (in thousands):

            1997                         $ 1,983
            1998                           2,086
            1999                           1,902
            2000                           1,755
            2001                           1,802
            2002 and thereafter            2,230
                                         -------
                                         $11,758
                                         =======

     Included in the minimum future rental payments is $410,000 per year for the lease of the Company's former Great Neck, New York facilities comprising 15,000 square feet and $206,000 per year for the lease of a proposed other New York facility comprising approximately 38,000 square feet. The Company is currently negotiating releases under both agreements and expects to finalize those releases during fiscal 1997. The Company has accrued $461,000 in the 1996 Statement of Operations which the Company estimates will be the facility expenses incurred through the estimated date of release under the agreements. If the Company were not released from the agreements, approximately $3.4 million would be payable under the leases through 2006.

Sole Source Suppliers

     The Company currently buys several of its base station and subscriber station components from sole source suppliers. A change in suppliers could cause a delay in manufacturing and shipments, a possible loss of sales, and could cause the Company to fail to fulfill certain performance obligations under current customer contracts, which would affect operating results adversely.

Employment Agreements

     The Company has entered into agreements with certain officers that provide severance pay benefits, among other things, in certain events of termination of employment. Certain of these agreements generally provide for the payment of severance up to a maximum of one year's salary (approximately $1 million at December 31, 1996) and up to a maximum of one year's continuation of medical and dental benefits. In certain of these agreements, in the event of a termination following a change in control, which is defined as the acquisition, including by merger or consolidation, or by the issuance by the Company of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of the Company, the employee would generally receive two years of salary (approximately $2.1 million at December 31, 1996) and the immediate vesting of all stock options.

11.   LITIGATION:

In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)) (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks preliminary and permanent injunctions against Ericsson from further infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against the Company and ITC in the United States District Court for the Northern District of Texas (Civil Action No. 3-93CV1809-H (N.D.Tx.)) (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against the Company and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Company and ITC intend to vigorously defend the Texas action. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson. At the request and with the consent of the parties, the District Judge has executed an order extending a stay of the proceedings until the Federal Circuit renders its opinion on appeals filed by ITC and Motorola in connection with the lawsuit filed by Motorola against ITC as described below.

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

     On March 29, 1995, the trial ended with the jury's verdict, which is subject to varying interpretations, but which is interpreted by the Company to mean that ITC's patent claims at issue in the case are not infringed by Motorola and, if construed to be infringed, are invalid. After trial, Motorola filed a motion requesting attorney's fees and expenses aggregating between $6 and $7 million. The Company filed a motion with the U.S. District Court for the District of Delaware requesting that the court overturn and/or clarify all or part of the jury verdict or grant a new trial. The district court denied Motorola's motion for attorney's fees and ITC's motion for a new trial. The court further overturned the jury's finding of invalidity with respect to three claims, but affirmed the jury's verdict in all other respects. Both ITC and Motorola have appealed to the United States Court of Appeals for the Federal Circuit. An oral argument was presented to the Federal Circuit on January 30, 1997, but the Federal Circuit has not yet rendered a decision.

     On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 94-CV-6751) against the Company and a former chief executive officer of the Company alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased the Company's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations related to the disclosure of three proposed financing transactions: (1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between the Company and a proposed purchaser to sell $30 million of the Company's discounted common stock and warrants, and a related $3 million loan to the Company; and (3) a $25 million loan to the Company from Oregon Financial Group, Inc. ("OFG"). This action sought damages on behalf of shareholders who purchased the Company's stock during a class period purportedly extending from March 31, 1994 to August 5, 1994. The case was settled in July 1996 subject to final court approval. Such settlement had no material effect to the Company's results of operations or financial position.

12.  PREFERRED STOCK:

     The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by the Board, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the election of the Company (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event the Company fails to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion price of $12 per share (subject to adjustment under certain conditions). In 1994, 1995 and 1996, the Company declared and paid dividends on the $2.50 Convertible Preferred Stock of $282,000, $265,000 and $260,000, respectively. These dividends, were paid with cash of $196,000, $224,000 and $218,000, and 20,593, 5,765 and 5,862 shares of Common Stock, respectively.

     Upon any liquidation, dissolution or winding up of the Company, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from the Company's assets available for distributions to shareholders, $25 per share plus all dividends accrued, before any distribution is made to the Common shareholders. After such payment, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of $2.50 Convertible Preferred Stock is $25.25 per share through May 31, 1997, plus all accrued and unpaid dividends. The redemption will be fixed at $25 per share on June 1, 1997, and thereafter.

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

13.  COMMON STOCK OPTION PLANS AND WARRANTS:

  Common Stock Option Plans

     The Company has granted options under two incentive stock option plans, three non-qualified stock option plans and one plan which provides for grants of both incentive and non-qualified stock options for officers and employees of the Company and others. One incentive stock option plan, two non-qualified stock option plans and the plan that allows for both incentive and non-qualified stock options are authorized to grant options for up to 600,000, 2,035,600, 2,000,000 and 4,000,000 shares, respectively of the Company's Common Stock. No further grants are allowed under the remaining stock option plans. The number of options to be granted and the option prices are determined by the Board or a committee of the

Board of Directors in accordance with the terms of the plans. Under the terms of the incentive stock option plan, the option price cannot be less than 100% of the fair market value of the Common Stock at date of grant and incentive stock options granted become exercisable at 20% per year beginning one year after date of grant and generally remain exercisable for 10 years. Under the non-qualified option plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date or over a period of time. All options granted under the plan which provides for both incentive and non-qualified stock options have a ten year-term and, with the exception of automatic grants of non-qualified stock options to non-employee directors and grants awarded to inventors, most commonly vest stock options in six bi-annual installments. All incentive options granted under such plan have exercise prices of not less than 100% of the fair market value of the Common Stock on the grant date in accordance with Internal Revenue Code requirements.

     Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                                               Available
                                                  For             Outstanding Options
                                                 Grant            Number  Price Range
                                                 -----            ------  -----------
BALANCE AT DECEMBER 31, 1993                      499             5,836   $.01-$14.875
  Additional authorized                         2,250               --             --
  Granted                                        (689)              689   $2.625-$5.25
  Canceled                                        349              (349)  $4.375-$8.375
  Exercised                                      --                (265)  $.01-$4.00
                                               ------            ------
BALANCE AT DECEMBER 31, 1994                    2,409             5,911   $.01-$14.875
  Additional authorized                         4,000              --            --
  Granted                                        (166)              166   $6.56-$10.75
  Canceled                                        135              (135)  $.60-$11.625
  Exercised                                      --              (1,928)  $.01-$10.50
                                               ------            ------
BALANCE AT DECEMBER 31, 1995                    6,378             4,014   $.01-$14.875
  Granted                                        (862)              862   $5.625-$11.53
  Canceled                                         88                88   $.60-$14.875
  Exercised                                      --                (399)  $.60-$8.875
                                               ------            ------
BALANCE AT DECEMBER 31, 1996                    5,604             4,389   $.01-$14.875
                                               ======            ======


                                                1994               1995       1996
                                                ----               ----       ----
Weighted Average Exercise Price of
  Options Granted During Year                   $3.50             $7.00       $7.79
                                                =====             =====       =====

Weighted Average Exercise Price of
  Options Exercised During Year                 $1.10             $5.28       $5.75
                                                =====             =====       =====

Weighted Average Exercise Price of
  Options Canceled During Year                  $6.96             $7.22       $9.93
                                                =====             =====       =====

Weighted Average Exercise Price of
  Outstanding Options at December 31            $6.32             $6.91       $7.14
                                                =====             =====       =====

Exercisable Options at December 31              4,260             3,030       3,698
                                                =====             =====       =====

Weighted Average Exercise Price of
  Exercisable Options at December 31            $6.38             $7.01       $7.05
                                                =====             =====       =====

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the Statements of Operations for the Company's stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provision of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:


                                                           1995         1996
                                                           ----         ----

Net income (loss) applicable to Common
  Shareholders - as reported                              $34,340     $(11,904)
Net income (loss) applicable to Common

  Shareholders - proforma                                 $33,872     $(13,757)

Net income (loss) per share - as reported                 $  0.74     $  (0.26)
Net income (loss) per share - proforma                    $  0.73     $  (0.30)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in both 1995 and 1996; no dividend yield; expected volatility of 80%, risk-free interest rates of approximately 6.46% and 6.25% for 1995 and 1996, respectively, and an expected life of 3.85 years. The proforma effect on net income for both 1995 and 1996 is not representative of the proforma effect on net income (loss) in future years because it does not take into consideration proforma compensation expense related to grants made prior to 1995.

     The following table summarizes information regarding the stock options outstanding at December 31, 1996 (in thousands, except per share amounts):

                                              Weighted
                               Number         Average        Weighted      Number
                               Outstanding    Remaining      Average       Exercisable    Weighted
Range of                       As of          Contractual    Exercisable   As of         Average
Exercise Prices                12/31/96       Life           Price         12/31/96      Exericse Price
---------------                -----------    -----------    ------------  ------------   ---------------
$0.01-$5.125                       646           7.47          $3.11           613          $3.09
$5.25-$5.75                        659           7.53          $5.59           568          $5.59
$5.875-$6.625                      534           6.22          $6.16           492          $6.13
$6.75-$6.75                        690           3.62          $6.75           690          $6.75
$6.875-$7.75                       629          10.65          $7.64           258          $7.58
$7.8125-$10.50                     659          13.62          $9.23           556          $9.23
$10.75-$14.50                      572          23.12         $11.90           521         $11.94
                                 -----          -----         ------          -----        ------
$0.01-$14.50                     4,389          10.14         $ 7.14          3,698        $ 7.05
                                 =====          =====         ======          =====        =+====


Common Stock Warrants

     As of December 31, 1996, in addition to the option plans discussed above, the Company has various warrants outstanding to purchase 4,359,000 shares of Common Stock at exercise prices ranging from $2.50 to $10.00 per share, with a weighted average exercise price of $5.626 per share. As of December 31, 1996, all of these warrants are currently exercisable. These warrants expire in various years through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

14.  SHAREHOLDER RIGHTS PLAN:

     In December 1996, the Company's Board of Directors declared a distribution of one right for each outstanding common share of the Company to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1989 will receive one right for each common share. Each right entitles shareholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $45 per share. The rights will not be exercisable until 10 days after a person or group owns or acquires more than 15% of the Company's common stock or a person or group begins a tender offer for 15% or more of the Company's common stock. In the event that the Company is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of the Company) having a current market value equal to two times the exercise price of the Right.

15.  RELATED-PARTY TRANSACTIONS:

     All warrants and options granted to related parties, as described below, are included in the number of warrants and options disclosed as outstanding in
Note 13.

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

     During 1995 and 1996, the Company utilized as a consultant the son of an executive officer and a member of the Board of Directors. He was paid $37,800 and $72,000, respectively, for these consulting services and was reimbursed certain traveling expenses.

16.   INCOME TAXES:

The 1996 income tax provision includes a current foreign withholding tax provision of $3.3 million and a current state tax provision of $133,000. The 1995 income tax provision consists of a current foreign withholding tax provision of $2.4 million, a current state tax provision of $219,000 and a federal alternative minimum tax provision of $737,000. At December 31, 1996, the Company had net operating loss carryforwards of approximately $100 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 1996.

     The net operating loss carryforwards are scheduled to expire as follows:

                  2002              $ 7.9 million
                  2003               18.2 million
                  2004               20.0 million
                  2005               11.9 million
                  thereafter         41.8 million
                                    -------------
                                    $99.8 million
                                    =============


     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including December 31, 1996. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers of the Company

     Information concerning executive officers appears under the caption "Item
1. Business- Executive Officers of the Company" in Part I of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS -Nominees for Election to the Board of Directors for a Three Year Term Expiring at 1999 Annual Meeting" to but not including "-Committees and Meetings of the Board of Directors" in the Company's proxy statement to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996 and forwarded to shareholders prior to the 1996 annual meeting of shareholders (the "Proxy Statement").

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

Item 13. Certain Relationships and Related Transactions

     Information following the caption "Certain Relationships and Related Transactions" to but not including the caption "APPOINTMENT OF INDEPENDENT ACCOUNTANTS" in the Proxy Statement is incorporated by reference herein.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements
         (2)      Financial Statement Schedules

  The Index to Financial Statements and Schedules and the Financial Statements begin on page 27.

         (3)      Exhibits

     * 2.1 Plan of Merger by and among the Company, InterDigital Patents Corporation and IP Acquisition Corporation dated as of August 16, 1996 (Exhibit 2 to the Company's Registration Statement No. 333-10521 filed on August 20,
                    1996).

     * 3.1          Restated Articles of Incorporation of the Company (Exhibit
                    3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, (the "September 1996 Form 10-Q")).

     * 3.2          By-laws of the Company, as amended October 6, 1996 (Exhibit
                    3.2 to the September 1996 Form 10-Q).

     *10.1 Incentive Stock Option Plan, as amended (Exhibit 10.1 to the Company's Registration Statement No. 33-15931 filed on May 13, 1988.


     *10.2 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

     *10.3 Intellectual Property License Agreement between the Company and Hughes Network Systems, Inc. (Exhibit 10.39 to the Company's Registration Statement No. 33-28253 filed on April 19, 1989).

     *10.4 1992 License Agreement dated February 29, 1992 between the Company and Hughes Network Systems, Inc. [Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 29, 1992 (the "February 1992 Form 8-K")).

     *10.5 E-TDMA License Agreement dated February 29, 1992 between the Company and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

     *10.6 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 21,
                    1992).

     *10.7 1992 Incentive Stock Option Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the 1992 Form 10-K)).

     *10.8          1992 Employee Stock Option Plan (Exhibit 10.71 to the 1992
                    Form 10-K).

     *10.9 1995 Employee Stock Option Plan (Exhibit 10.25 to the September 1996 Form 10-Q).

    *10.10 Amendment #1 to the Employee Stock Option Plan (Appendix to the Company's Proxy Statement filed May 23, 1996)).

    *10.11 Employee Stock Purchase Plan (Exhibit 10.52 to the Company's Registration Statement No. 33-65630 filed on June 6, 1993).

    *10.12 Master Agreement among the Registrant, InterDigital Technology Corporation ("ITC"), and Siemens
                    Aktiengesellschaft ("Siemens") dated December 16, 1994 (Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 16, 1994 (the "December 1994 Form 8-K")). **

    *10.13 Patent License Agreement among the Registrant, ITC and Siemens dated December 16, 1994 (Exhibit 99.2 to the December 1994 Form 8-K). **

    *10.14 TDMA/CDMA Development and Technical Assistance Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.3 to the December 1994 Form 8-K). **

    *10.15 UltraPhone OEM Purchase Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.4 to the December 1994 Form 8-K). **

    *10.16 Cooperation Agreement between the Registrant and Siemens dated December 16, 1994 (Exhibit 99.5 to the December 1994 Form 8-K). **

    *10.17          Patent License Agreement among the Registrant,
                    InterDigital Technology Corporation and American Telephone and Telegraph Company dated April 22, 1994 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31 1994). **

    *10.18 Stock Purchase Agreement, dated as of August 26, 1994 by and among Universal Service Telephone Corporation, Lynch Telephone Corporation VII and Brighton Communications Corporation (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 11, 1994).

     10.19 ASIC Design and Development Agreement dated February 12, 1996 by and between InterDigital Communications Corporation and LSI Logic Corporation.

  ***10.20 Production Agreement for Prod IV (Model P-4R) Radio Units dated March 1, 1996 by and between InterDigital Communications Corporation and Kenwood Corporation.

  ***10.21 Development Agreement for Prod IV (Model P-42) Radio Units dated March 1, 1996 by and between InterDigital Communications Corporation and Kenwood Corporation.

     10.22 Employment Agreement dated October 14, 1996 by and between InterDigital Communications Corporation and Gregory E. Webb.

     10.23 Employment Agreement dated November 20, 1996 by and between InterDigital Communications Corporation and
                    James W. Garrison.

     10.24 Employment Agreement dated February 25, 1997 by and between InterDigital Communications Corporation and Howard E. Goldberg.

     10.25 Employment Agreement dated November 20, 1996 by and between InterDigital Communications Corporation and William A. Doyle.

     10.26 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles Tilden.

     10.27 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and
                    D. Ridgely Bolgiano.

     10.28          Intentionally Omitted


     10.29 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and Mark Lemmo.

     10.30 Consulting Agreement dated as of April 30, 1996 by and between InterDigital Communications Corporation and William J. Burns.

     10.31 Separation and Confidentiality Agreement dated as of April 30, 1996 by and between InterDigital Communications Corporation and William J. Burns.

    11              Statement re: Computation of Net Income (Loss)
                    Per Share Earnings

   *22              Subsidiaries of the Company.
                    (Exhibit 22 to the 1992 Form 10-K).

   23.1             Consent of Arthur Andersen LLP

    27              Financial Data Schedule

------------------------
*    Incorporated by reference to the previous filing indicated.

**   Confidential treatment has been granted for portions of these agreements.

*** Portions of these Agreements have been omitted pursuant to a request for confidential treatment.

(b)  Reports filed on Form 8-K during the last quarter of 1996:

                  None.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                              Charged
                              Balance at      to Costs    Charged to                          Balance
                             Beginning of     and           Other                              at End
       Description              Period        Expenses     Accounts         Deductions         of Period
       -----------              ------        --------     --------         ----------         ---------
1994
----
Allowance for
uncollectible accounts         $1,234        $1,110        $ --                  $11 (1)       $2,333

1995
----
Allowance for
uncollectible accounts         $2,333          $108        $ (101) (2)        $2,000 (1)         $340

1996
----
Allowance for
uncollectible accounts           $340          $339        $ --                 $121 (1)         $558




            Notes:    (1)  Write-off of amounts reserved in prior periods.

                      (2)  Recovery of a previously reserved receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                               INTERDIGITAL COMMUNICATIONS CORPORATION



                               By: /s/  Gregory E. Webb
                                   ---------------------------------------
                                   Gregory E. Webb
                                   Chief Executive Officer, the principal
                                   executive officer


                               By: /s/ James W. Garrison
                                   ---------------------------------------
                                   James W. Garrison
                                   Vice President - Finance, Chief
                                   Financial Officer and Treasurer, the
                                   principal financial officer and
                                   principal accounting officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  March 20, 1997                      /s/ D. Ridgely Bolgiano
                                           ----------------------------------
                                           D. Ridgely Bolgiano, Director

Date:  March 20, 1997                      /s/ Barney Cacioppo
                                           ----------------------------------
                                           Barney Cacioppo, Director

Date:  March 20, 1997                      /s/ Harry Campagna
                                           ----------------------------------
                                            Harry Campagna, Director

Date:  March 20, 1997                      /s/ William A. Doyle
                                           ----------------------------------
                                           William A. Doyle, Director

Date:  March 20, 1997                      /s/ Harley L. Sims
                                           ----------------------------------
                                           Harley L. Sims, Director

                                  EXHIBIT INDEX

Exhibit
 No.                      Description

   10.19 ASIC Design and Development Agreement dated February 12, 1996 by and between InterDigital Communications
          Corporation and LSI Logic Corporation

***10.20 Production Agreement for Prod IV (Model P-4R) Radio Units dated March 1, 1996 by and between InterDigital
          Communications Corporation and Kenwood Corporation

***10.21  Development Agreement for Prod IV (Model P-42) Radio
          Units dated March 1, 1996 by and between InterDigital
          Communications Corporation and Kenwood Corporation

   10.22 Employment Agreement dated October 14, 1996 by and between InterDigital Communications Corporation and Gregory E. Webb

   10.23 Employment Agreement dated November 1996 by and between InterDigital Communications Corporation and James W. Garrison

   10.24 Employment Agreement dated February 25, 1996 by and between InterDigital Communications Corporation and Howard E. Goldberg

   10.25 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and William A. Doyle

   10.26 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles Tilden

   10.27 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and D. Ridgely Bolgiano

   10.28 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and Gary Lomp

   10.29 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and Mark Lemmo

   10.30 Consulting Agreement dated as of April 30, 1996 by and between InterDigital Communications Corporation and William J. Burns

   10.31 Separation and Confidentiality Agreement dated as of April 30, 1996 by and between InterDigital Communications Corporation and William J. Burns

     11   Statement re: Computation of Net Income (Loss) Per Share Earnings

    23.1  Consent of Arthur Andersen LLP

     27   Financial Data Schedule

   *** Portions of these Agreements have been omitted pursuant to a request for confidential treatment.