Form 10-K/A
period 1996-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1997-04-30
CIK 354913

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996
                                       OR
 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from              to

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

         On March 14, 1997, there were 48,115,912 shares of the Registrant's Common Stock, $.01 par value outstanding.

                       Documents Incorporated by Reference
                                 Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning executive officers appears under the caption "Item 1. Business-Executive Officers of the Company" in Part I of the Form 10-K.

         The following individuals currently comprise the Board of Directors and are identified by term of office:


                        Members of The Board of Directors
            Having a Three Year Term Expiring at 2000 Annual Meeting

         D. RIDGELY BOLGIANO, 65, has been a director of the Company since 1981. He has been a Vice President and Chief Scientist of the Company since April 1984, and Acting President of InterDigital Patents Corporation ("IPC"), the Company's wholly owned subsidiary since May 1996. He has been affiliated with the Company in various capacities since 1974.

         WILLIAM A. DOYLE, 47, became a director in May 1996, filling the vacancy left by the resignation of William Burns. He has served as President of the Company since November 1994. He was Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of the Company from February 1994 to November 1994 and served as Vice President, General Counsel and Secretary of the Company from March 1991 to February 1994.


                    Member of the Board of Directors Having a
                      Term Expiring at 1999 Annual Meeting

         HARRY G. CAMPAGNA, 58, Chairman of the Board, has been a director of the Company since April 1994. Mr. Campagna has been the President and Chairman of the Board of Qualitex Co., a company co-owned by Mr. Campagna and his wife, for more than the past five years. Qualitex is a manufacturer of press pads and related items for the garment, apparel and textile industries.


                    Member of the Board of Directors Having a
                      Term Expiring at 1998 Annual Meeting

         BARNEY J. CACIOPPO, 69, has been a director of the Company since
May 1995. He has been the owner and President of Harbor Engineering & Service Co., an engineering and consulting firm, since February 1965. He was the owner and President of Argon Electric Co., a company which provides electrical construction services, for 25 years until his retirement in January 1993. He is a registered professional engineer in the State of Illinois.

                        Compliance with Section 16(a) of
                       the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders (collectively, "Reporting Persons") are additionally required to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations of Reporting Persons that no other reports were required with respect to fiscal 1996, all
Section 16(a) filing requirements applicable to the Reporting Persons were complied with; except that each of Mr. Garrison, Mr. Lemmo and Mr. Harley Sims, a deceased, former director of the Company, filed one report late relating to one transaction.


Item 11. Executive Compensation


                           Summary Compensation Table

         The following table sets forth certain information concerning the annual and long-term compensation paid to or for (i)the Company's Chief Executive Officer during the fiscal year ended December 31, 1996 and (ii) the Company's four other most highly compensated other executive officers whose total annual salary and bonus exceeded $100,000 in 1996 (collectively, the "Named Officers"), for services rendered to the Company and its subsidiaries during fiscal years 1994, 1995 and 1996:

                                                                                     Long-Term
                                                                                   Compensation
                                                                              ------------------------
                                           Annual Compensation                         Awards
                               ------------------------------------------     ------------------------
                                                                 Other        Securities    All Other
         Name and                                               Annual        Underlying     Compen-
         Principal                                           Compensation      Options/       sation
         Position              Year    Salary     Bonus(1)       ($)(2)        SARs (#)         (3)
         ---------             ----   --------   ---------   ------------     ----------    ----------
Gregory E. Webb                1996   $ 53,977    $      0     $ 40,743(4)     250,000      $    390
   Chief Executive Officer
   (Since October 1996)

William J. Burns               1996   $ 83,333    $ 33,333     $ 30,289(5)           0      $169,397
   Chief Executive             1995   $394,520(6) $100,000     $      0              0      $ 16,790
   Officer (from               1994   $ 15,151    $      0     $      0        250,000      $      0
   November 1994 to April
   1996)


William A. Doyle               1996   $186,667    $      0     $      0         40,000      $    800
   President                   1995   $170,000    $ 68,000     $      0              0      $ 19,894
                               1994   $139,627    $      0     $      0         70,000      $  2,805

Howard E. Goldberg             1996   $146,667    $      0     $160,000(7)      30,000      $    979
   Executive Vice President    1995   $125,000    $ 50,000     $ 34,437(8)      50,000      $  9,042
   General Counsel and         1994   $104,268    $      0     $ 23,854(9)      30,000      $  1,933
   Secretary

James W. Garrison              1996   $116,652    $      0     $      0         30,000      $    255
   VP-Finance, Chief           1995   $110,000    $ 44,000     $      0              0      $  9,745
   Financial Officer,          1994   $ 84,267    $      0     $      0         57,000      $  1,228
   Treasurer

Mark Lemmo                     1996   $140,000    $      0     $ 75,000(10)     30,000      $    211
   Executive Vice President    1995   $125,942    $ 75,000     $      0          1,500      $ 20,456
   (Since May 1996)            1994   $113,923    $      0     $      0         32,500      $  1,777

D. Ridgely Bolgiano            1996   $111,667    $      0     $      0         30,000      $  2,294
   Vice President and          1995   $105,000    $292,000(11) $      0              0      $  2,246
   Chief Scientist, Acting     1994   $105,000    $      0     $      0          1,500      $  2,246
   President of InterDigital
   Patents Corporation

----------------------
 (1) Amounts listed as bonuses for fiscal 1995 were accrued but not paid until 1996 for each Named Officer. Amount listed as bonus for fiscal 1996 for Mr. Burns has been accrued but not paid.

 (2) As permitted by rules established by the Commission, no amounts are shown with respect to certain "perquisites" where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

 (3) Amounts listed under "All Other Compensation" for 1996 represent the dollar value of insurance premiums with respect to term life insurance (Webb $390; Burns $2,730; Doyle $800; Goldberg $979; Garrison $255; Lemmo $211; Bolgiano $2,293), and in the case of Mr. Burns $166,667 in severance in connection with his resignation.

 (4) In connection with his move to join the Company in October 1996, the Company reimbursed Mr. Webb for certain relocation expenses in the amount of $40,743.

 (5) Includes $28,711 in buyout of car lease pursuant to Mr. Burns' Separation Agreement with the Company.

 (6)    Includes the amount of $144,520 which was accrued in 1994.

 (7) Amount listed represents commissions related to a transaction completed in 1996.

 (8) Amount listed includes $33,187 in commissions related to certain transactions completed in 1995.

 (9) Amount listed represents commissions related to certain transactions completed in 1994.

(10) Amount listed represents commissions related to a transaction completed in 1996.

(11) A portion ($250,000) of Mr. Bolgiano's bonus was awarded in settlement of all claims for payment under the IPC Executive Bonus Plan and in consideration of any claims Mr. Bolgiano would otherwise have asserted under such Plan which was terminated in 1995.

         In conjunction with Mr. Burns' resignation as Chief Executive Officer, Chairman of the Board and as a director of the Company, the Company and Mr. Burns entered into a Separation and Confidentiality Agreement and Consulting Agreement, each effective April 30, 1996. Pursuant to the Separation and Confidentiality Agreement the Company paid Mr. Burns $100,000 as a bonus award for fiscal 1995 under the Company's Executive Bonus Plan and agreed to pay, among other things, $33,333 as a bonus award for his services as an executive in fiscal 1996 which shall be paid no later than June 1, 1997, to continue medical benefits or pay the cost of obtaining similar medial benefits until April 30, 1997, and to provide certain other benefits and payments which, have totalled approximately $33,000. Under the Consulting Agreement, which has a one year term, the Company agreed to pay Mr. Burns $20,833 per month for the term of the Agreement.

         Each of Messrs. Doyle, Garrison, Goldberg, Lemmo and Webb have entered into employment agreements with the Company (the "Employment Agreements") that provide severance pay benefits, among other things, in certain events of termination of employment. Certain of these agreements generally provide for the payment of severence up to a maximum of one year's salary (approximately one million dollars aggregate at December 31, 1996) and up to a maximum of one year's continuation of medical and dental benefits. In certain of these agreements, in the event of a termination following a change of congtrol, which is defined as the acquisition, including by merger or consolidation, or by the issuance by the Company of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent of the voting power represented by the outstanding stock of the Company, the employee would generally receive two years salary and the immediate vesting of all stock options.

         The Employment Agreements (executed between October 1996 and April,
1997) provide annual salaries of said Executive Officers as follows: Doyle $220,000; Garrison $130,000; Goldberg $190,000; Lemmo $170,000 and Webb
$250,000.

         Pursuant to action by the Board Mr.Bolgiano is paid an annual salary of $125,000. In addition, Bolgiano has entered a Severance Benefit Agreement with the Company having eighteen month terms beginning April 1996 which provide that if employment is terminated for any reason other than death, resignation, disability or for cause, the Company will continue to pay salary and related benefits as if he were still employed for the term of the Agreement. The Agreement also provides that employment will be deemed constructively terminated upon any significant adverse change in his authority resulting in a reduction of base salary or any required geographic relocation.

Stock Option Grants, Exercises and Holdings

         The following tables set forth certain information concerning stock options granted to and exercised by the Named Officers during fiscal 1996 and unexercised stock options held by them at the end of fiscal 1996.

                      Option/SAR Grants in Last Fiscal Year


                                Individual Grants
                        -------------------------------------
                          Number of        % of Total                                       Potential Realizable Value
                          Securities      Options/SARs                                        at Assumed Annual Rates
                          Underlying       Granted to                                             of Stock Price
                           Options/       Employees in       Exercise                     Appreciation for Option Term(1)
                             SARs          Last Fiscal        or Base      Expiration     ------------------------------
      Name                Granted (#)         Year             Price          Date             5%               10%
      ----                -----------     -------------      ---------     ----------       --------         --------

William J. Burns              0                 0              $ --            $-              $0                $0
William A. Doyle            40,000              5%             $7.69        10/05/06        $193,448          $490,235
Howard E. Goldberg          30,000            3.8%             $7.69        10/05/06        $145,086          $367,676
James W. Garrison           30,000            3.8%             $7.69        10/05/06        $145,086          $367,676
Mark Lemmo                  30,000            3.8%             $7.69        10/05/06        $145,086          $367,676
D. Ridgely Bolgiano         30,000            3.8%             $7.69        10/05/06        $145,086          $367,676
Gregory E. Webb            100,000           12.8%             $7.69        10/05/06        $483,620        $1,225,588
                           100,000           12.8%             $9.23        10/05/06        $569,155        $1,824,861
                            50,000            6.3%            $11.53        10/05/06        $362,558          $918,793

--------------
(1) The values of unexercised, in-the-money options are calculated by subtracting the exercise price from the fair market value of the shares of Common Stock underlying the options at December 31, 1997.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                     Number of Securities          Value of Unexercised
                                                          Underlying                  In-the-Money
                                                         Options/SARs                Options/SARs at
                          Shares                         at FY-End (#)                FY-End ($)(1)
                       Acquired On    Value      ----------------------------   ---------------------------
   Name                Exercise(#)  Realized($)  Exercisable    Unexercisable   Exercisable   Unexercisable
   ----                -----------  ----------   -----------    -------------   -----------   -------------
Gregory E. Webb .......       0         $0             0          250,000               $0           $0
William J. Burns ......       0         $0       298,500                0         $704,688           $0
William A. Doyle ......       0         $0       156,667           41,667         $178,750      $22,918
Howard E. Goldberg ....       0         $0       148,333           46,667         $ 67,187      $13,438
James W. Garrison .....   9,500    $66,500        60,200           35,300         $ 53,850      $26,525
Mark Lemmo ............  15,000    $73,125        55,990           25,000               $0           $0
D. Ridgely Bolgiano ...       0         $0        60,800                0         $ 14,105           $0

----------------------
(1) The values of unexercised, in-the-money options are calculated by subtracting the exercise price from the fair market value of the shares of Common Stock underlying the options at December 31, 1996.



                            Compensation of Directors


         Under the terms of the Company's 1995 Stock Option Plan for Employees and Outside Directors, each member of the Board who is not an officer or employee of the Company ("Outside Director") receives an annual grant of non-qualified stock options to purchase Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. The non-discretionary grant is made on July 1 of each year to Outside Directors who served continuously from July 1 of the preceding year, and prorated option grants are made for service for a partial year. The annual grant entitles each Outside Director to purchase 12,000 shares of the Company's Common Stock, and additional options were granted to Outside Directors to acquire 2,000 shares for each committee of the Board on which the director served as chairperson. In addition, each Outside Director who served as a member of any Board committee (on which he does not also serve as chairman) will receive a non-discretionary option grant to acquire 1,000 shares of Common Stock.

         Commencing in 1996, the Company ceased to pay Outside Directors annual director's fees or other fees for attending Board meetings, however, the Company continues to reimburse directors for certain expenses incurred in attending Board and committee meetings.

                        Compensation Committee Interlocks
                            and Insider Participation

         During 1996 the following directors served on the Compensation and Stock Option Committee of the Board: Mr. Sims and Mr. Campagna. Neither of the aforementioned Committee members was an officer or employee of the Company or any of its subsidiaries during 1996, or was formerly an officer of the Company or any of its subsidiaries.


Item 12.  Security Ownership of Certain Beneficial Owners and Management


                              Security Ownership Of
                            Certain Beneficial Owners

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of February 12, 1997, by each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's outstanding Common Stock. This information is based solely upon such shareholder's Schedule 13G, dated February 12, 1997, as filed with the Securities and Exchange Commission. The shareholder listed possesses sole voting and investment power with respect to the shares listed.



                                        Amount and                 Percent of
Name and Address of                     Nature of                 Common Stock
Beneficial Owner                       Ownership(1)               Outstanding
-------------------                    ------------               ------------
Heartland Advisors,Inc.........         5,988,100                    12.5%
790 North Milwaukee Street
Milwaukee, WI 53202

                        Security Ownership Of Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of March 31, 1997, by each of the Company's directors, by each of the Named Officers, and by all executive officers and directors of the Company as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.


                                                                           Percent of
                                                      Amount and         Common Stock
                                                       Nature of         Outstanding (if
           Name of Beneficial Owner                 Ownership(1)      greater than 1%)(2)
           ------------------------                 ------------      -------------------
D. Ridgely Bolgiano...............................     243,055                 -
William J. Burns .................................     505,905(3)             1.1%
Barney J. Cacioppo ...............................     123,622(3)              -
Harry G. Campagna ................................     230,725(3)              -
William A. Doyle..................................     158,224                 -
James W. Garrison.................................      60,200                 -
Howard E. Goldberg................................     151,200(3)              -
Mark Lemmo........................................      59,843                 -
Gregory E. Webb ..................................      23,864                 -
All directors and officers as a group (11 persons)   1,080,733(3)(4)          2.3%

--------------------

(1) Includes the following number of shares of Common Stock which may be acquired by the persons and group identified in the table (or members of the immediate family or other persons or entities affiliated with such persons or members of such group), through the exercise of options or warrants which were exercisable as of March 31, 1997 or will become exercisable within 60 days of such date: Mr. Bolgiano, 173,050; Mr. Burns, 336,500; Mr. Cacioppo, 92,622; Mr. Campagna, 150,725; Mr. Doyle, 156,667;
      Mr. Garrison, 60,200; Mr. Goldberg, 148,333; Mr. Lemmo, 55,990; Mr. Webb 16,667; all directors and executive officers as a group including Mr. Gifford, an executive officer appointed April 28, 1997, whose beneficial ownership is reflected as of such date, 884,254.

(2) Based upon 48,119,412 shares of Common Stock issued and outstanding at March 31, 1997.

(3) Investment and voting power with respect to certain of such shares may be shared with members of the immediate family or other persons or entities affiliated with the listed person or members of the listed group.

(4) Reflects beneficial ownership of all directors and officers as of March 31, 1997 except as to Joseph A. Gifford, an executive officer appointed April 28, 1997, whose benficial ownership is reflected as of such date.


Item 13. Certain Relationships and Related Transactions

         During 1996, the Company utilized as a consultant Michael W. Burns, the son of William J. Burns, who was Chief Executive Officer and a member of the Board of Directors. He was paid $72,000 for such services and was reimbursed for certain traveling expenses.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



April 30, 1997                          INTERDIGITAL COMMUNICATIONS CORPORATION



                                        By: /s/ Gregory E. Webb
                                           ------------------------------------
                                           Gregory E. Webb
                                           Chief Executive Officer



                                        By: /s/ James W. Garrison
                                           ------------------------------------
                                           James W. Garrison
                                           Vice President-Finance, Chief
                                           Financial Officer and
                                           Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 30, 1997                            /s/ D. Ridgely Bolgiano
                                                --------------------------------
                                                D. Ridgely Bolgiano, Director


Date: April 30, 1997                            /s/ Harry G. Campagna
                                                --------------------------------
                                                Harry G. Campagna, Director


Date: April 30, 1997                            /s/ Barney J. Cacioppo
                                                --------------------------------
                                                Barney J. Cacioppo, Director


Date: April 30, 1997                            /s/ William A. Doyle
                                                --------------------------------
                                                William A. Doyle, Director