Form 10-Q
period 1997-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1997-05-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________


Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           PENNSYLVANIA                                      23-1882087
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


                   781 Third Avenue, King of Prussia, PA 19406
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (610) 878-7800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                      No
                           ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                   48,158,630 shares
--------------------------------------               --------------------------
                  Class                              Outstanding at May 9, 1997

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            PAGE
                                                                            ----

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements                               3

                  Consolidated Balance Sheets -                               3
                    December 31, 1996 and March 31, 1997 (unaudited)

                  Consolidated Statement of Operations -                      4
                    Three Months Ended March 31, 1996 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows -                     5
                    Three Months Ended March 31, 1996 and 1997 (unaudited)

                  Notes to Consolidated Financial Statements                  6

     Item 1I.  Management's Discussion and Analysis of                       10
                 Financial Condition and Results of Operations


Part II - Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                               14

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                                     DECEMBER 31,         MARCH 31,
ASSETS                                                                                                   1996               1997
                                                                                                     ------------         ---------
                                                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $204 and $290 respectively                                                                $  11,954         $  15,316
   Short term investments                                                                                  43,063            22,421
   License fees receivable                                                                                    990             1,083
   Accounts receivable, net of allowance for
      uncollectable accounts of $558                                                                       12,931            15,197
   Inventories                                                                                             13,863            12,465
   Other current assets                                                                                     3,913            12,065
                                                                                                        ---------         ---------
      Total current assets                                                                                 86,714            78,547
                                                                                                        ---------         ---------
   Property, plant and equipment, net of accumulated
      depreciation of $8,383 and $9,107, respectively                                                      10,517            10,615
   Patents, net of accumulated amortization of
      $4,152 and $4,513 respectively                                                                        9,753             9,665
   Long term deposits                                                                                       3,822             4,035
   Other                                                                                                    1,830             1,698
                                                                                                        ---------         ---------
                                                                                                           25,922            26,013
                                                                                                        ---------         ---------
                                                                                                        $ 112,636         $ 104,560
                                                                                                        =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                                                    $     790         $     803
   Accounts payable                                                                                        15,127            11,151
   Accrued compensation and related expenses                                                                3,551             3,664
   Deferred revenue                                                                                         4,790             6,512
   Other accrued expenses                                                                                   5,380             6,562
                                                                                                        ---------         ---------
     Total current liabilities                                                                             29,638            28,692
                                                                                                        ---------         ---------

LONG TERM DEBT                                                                                              4,221             4,147
                                                                                                        ---------         ---------

OTHER LONG TERM LIABILITIES                                                                                 6,270             5,450
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized - $2.50 Convertible
      Preferred, 103 shares and 103 shares
         issued and outstanding                                                                                10                10
   Common Stock, $.01 par value, 75,000 shares authorized,
       48,109 shares and 48,158 shares issued and
      outstanding                                                                                             481               481
   Additional paid-in capital                                                                             234,245           234,450
   Accumulated deficit                                                                                   (162,229)         (168,670)
                                                                                                        ---------         ---------
   Total shareholders' equity                                                                              72,507            66,271
                                                                                                        ---------         ---------

                                                                                                        $ 112,636         $ 104,560
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

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         ----------------------
                                                           1996          1997
                                                         --------      --------
REVENUES:
  UltraPhone Product Revenues                            $  1,827      $ 23,776
  Licensing and Alliance                                   15,600         2,187
                                                         --------      --------
                                                           17,427        25,963
                                                         --------      --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                               2,877        20,965
  Sales and marketing                                         773         2,074
  General and administrative                                3,170         3,271
  Product development                                       4,331         6,251
                                                         --------      --------
                                                           11,151        32,561
                                                         --------      --------

    Income (loss) from operations                           6,276        (6,598)

OTHER INCOME (EXPENSE):
  Interest income                                           1,115           358
  Interest and financing expenses                             (33)         (119)
                                                         --------      --------

    Income (loss) before income taxes and
      minority interest                                     7,358        (6,359)


INCOME TAX PROVISION                                       (2,507)          (17)
                                                         --------      --------

    Income (loss) before minority interest                  4,851        (6,376)

MINORITY INTEREST                                            (887)           --
                                                         --------      --------

    Net income (loss)                                       3,964        (6,376)

PREFERRED STOCK DIVIDENDS                                     (66)          (65)
                                                         --------      --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                         $  3,898      $ (6,441)
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE                       $   0.08      $  (0.13)
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     48,982        48,114
                                                         ========      ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          For the three months ended March 31,
                                                                                          ------------------------------------
                                                                                            1996                        1997
                                                                                          --------                    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                     $  3,898                    $ (6,441)
    Adjustments to reconcile net income (loss) to net
       cash used for operating activities -
          Minority interest in subsidiary                                                      887                          --
          Depreciation and amortization                                                        461                       1,157
          Other                                                                                (35)                       (820)
          Decrease (increase) in assets-
                   Receivables                                                             (14,247)                     (2,359)
                   Inventories                                                                  94                       1,398
                   Other current assets                                                       (687)                     (8,152)
          Increase (decrease) in liabilities-
                   Accounts payable                                                            865                      (3,976)
                   Accrued compensation                                                        392                         113
                   Deferred revenue                                                          1,060                       1,722
                   Other accrued expenses                                                    1,921                       1,181
                                                                                          --------                    --------

          Net cash used for operating activities                                          $ (5,391)                   $(16,177)
                                                                                          --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                                         $   (338)                   $ 20,642
    Additions to property and equipment, net of non-cash additions
       of $0 and $141, respectively                                                           (767)                       (681)
    Additions to patents                                                                       (70)                       (273)
    Other non-current assets                                                                  (248)                       (152)
                                                                                          --------                    --------
    Net cash provided by (used for) investing activities                                  $ (1,423)                   $ 19,536
                                                                                          --------                    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                                        $  7,054                         205
    Payments on long-term debt , including capital lease obligations                          (124)                   $   (202)
                                                                                          --------                    --------

    Net cash provided by financing activities                                             $  6,930                    $      3
                                                                                          --------                    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 $    116                    $  3,362

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               9,427                      11,954
                                                                                          --------                    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  9,543                    $ 15,316
                                                                                          ========                    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                         $     27                    $     81
                                                                                          ========                    ========
    Income taxes paid, excluding foreign witholding taxes                                 $    270                    $     15
                                                                                          ========                    ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1. BACKGROUND:

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

     The Company's principal product is the UltraPhone(R) system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. The UltraPhone system offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency. The UltraPhone system, which incorporates the Company's proprietary TDMA technology, is sold predominantly to foreign telephone companies to provide basic telephone service to their customers, primarily in rural and near-urban areas, where the cost of, or time required for, installing, upgrading or maintaining conventional wireline telephone service supports selection of an UltraPhone system. Sales of UltraPhone systems accounted for approximately 40%, 20% and 47%, respectively, of the total revenues of the Company during 1994, 1995 and 1996. Through March 31, 1997, the Company has sold over 315 UltraPhone systems worldwide, with aggregate UltraPhone product revenue totaling over $185 million.

     The Company and its alliance partners are developing a new air interface technology and products, based on the Company's patented B-CDMA technology and other proprietary technologies. The initial phases of the development effort are oriented towards development of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from the Company's UltraPhone system. The Company has started to market its new TrueLink(TM) wireless local loop product based on the Company's proprietary B-CDMA technology.

     InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, and the Company, together, offer non-exclusive, royalty-bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes the Company's extensive portfolio of TDMA, code division multiple access ("CDMA") and other patented technologies. ITC implemented a strategy during 1993 of negotiation and, where necessary, litigation with certain entities which it believed were representative of the broader number of entities infringing ITC's patents. These efforts have resulted in patent license agreements with a total of thirteen entities, the recognition of $28.7 million, $67.7 million and $28.7 million of licensing revenue in 1994, 1995 and 1996, respectively, and the initiation of litigation against major telecommunications companies.

2. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company`s financial position as of March 31, 1997 and the results of their operations for the three month periods ended March 31, 1996 and 1997 and cash flows for the three month periods ended March 31, 1996 and 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3. CONTINGENCIES:

     IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents or that ITC's patents in suit are invalid. In one such action involving Motorola Inc., ITC has received an adverse jury verdict and is in the post-trial appeal process. In another action, the Court has stayed the proceeding, at the request of the parties, pending a decision by the appeals court on the Motorola case. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

     In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business.

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                  December 31,        March 31,
                                                     1996               1997
                                                  ------------        ---------

Money market  funds and demand deposits             $ 2,871            $10,407
Certificates of deposit                                 204                 --
Repurchase agreements                                 1,457              1,991
Commercial paper                                      7,422              2,918
                                                    -------            -------
                                                    $11,954            $15,316
                                                    =======            =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1996 consisted of $26.0 million in government-issued discount notes, $2.8 million in municipal securities and $14.2 million in corporate debt securities. Short-term investments available for sale as of March 31, 1997 consisted of $11.8 million in government-issued discount notes , $2.9 million in municipal securities and $7.7 million in corporate debt securities.

5. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

UltraPhone Equipment Revenue:

     In fiscal 1996, the Company's Philippine and Indonesian customers represented 56% and 16%, of UltraPhone product revenues, respectively. For the three months ended March 31, 1996, the Company's Puerto Rican and Philippine customers accounted for 45% and 21% of UltraPhone product revenues, respectively. For the three months ended March 31, 1997, the Company's Indonesian and Philippine customers accounted for 78% and 11% of UltraPhone product revenues, respectively.

     UltraPhone product revenues by geographic area are as follows
(in thousands):

                                               Three Months
                                                  Ended
                                                 March 31,

                                        1996                    1997
                                        ----                    ----
Domestic                               $  449                 $   256
Foreign                                 1,378                  23,250
                                       ------                 -------
                                       $1,827                 $23,776
                                       ======                 =======

Licensing and Alliance Revenue:

     The Licensing and Alliance revenues for the three months ended March 31, 1997 include $704,000 from Samsung, $683,000 of recurring royalty revenue from one licensee and $800,000 from Siemens. During the three months ended March 31, 1996, ITC recognized $14 million related to the Samsung agreements and $1.6 million related to the Siemens agreements.

6. NET INCOME PER COMMON SHARE:

     The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the computation for the three month period for 1996 since their effect is dilutive. (See Item 6, Exhibit 11 - Computation of Net Income Per Share.)

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of stock options and other securities into common stock. SFAS 128 is required to be adopted for year end 1997; earlier application is not permitted. The Company does not expect any material change to the current period presentation of EPS; the effect of this accounting change on previously reported EPS for the three months ended March 31, 1996 was as follows:


                  Primary EPS as reported                     $.08
                  Effect of SFAS 128                           .01
                                                              ----
                  Basic EPS as restated                       $.09
                                                              ====

7.  INVENTORIES:


                                            December 31,        March 31,
                                               1996               1997
                                            ------------        ---------
                                                    (In thousands)

Component parts and work-in-progress          $11,640            $11,687
Finished goods                                  2,223                778
                                              -------            -------
                                              $13,863            $12,465
                                              =======            =======


     Inventories are stated net of valuation reserves of $5.9 million and $6.0 million as of December 31, 1996 and March 31, 1997, respectively.

8. LONG-TERM DEBT

     During the second quarter of 1996, the Company purchased its King of Prussia facility for $3.7 million. The Company paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The entire cost of the land and buildings purchased, as well as the improvements made to the building, have been classified as Land, Building and Improvements within the property section of the balance sheet. The mortgage has been classified as long-term debt on the balance sheet, with $93,000 classified as current portion of Long-term Debt.

9. INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended March 31, 1996 includes a current foreign withholding tax of $2.3 million and current state tax provision of $111,000. The income tax provision for the three months ended March 31, 1997 consisted of a current state tax expense of $17,000. At December 31, 1996, the Company had net operating loss carryforwards of approximately $100 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of March 31, 1997.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including March 31, 1997. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     The Company's ability to derive revenue from product sales will be affected by, among other things, the intensified competition for sales of wireless local loop telephone systems. Competing products and technologies have proliferated and competitors, many of which have significantly greater resources than the Company, are more actively promoting their products in the Company's target markets. In spite of this competitive environment, the Company increased UltraPhone system revenues in 1996 compared to 1995 by over 50% to nearly $25 million and built 1996 year-end product backlog to $80.7 million from $20.0 million at December 31, 1995. These successes were achieved by lowering UltraPhone system prices, offering the UltraPhone system in conjunction with alliance partners, focusing on larger scale telecommunications infrastructure programs and successfully marketing to the Company's existing customer base in Indonesia. On large scale opportunities when commencement of product delivery significantly lags contract negotiation and where deliveries are expected to extend over a significant period of time, the Company is actively marketing the UltraPhone system at sales prices which would generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential, as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce produce costs, the expected positive effects on vendor pricing of the increased production volume, change orders (including post contract systems reconfiguration), post contract add-ons and systems expansions and servicing, as well as follow on orders.

     The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs by amounts significantly greater than the price reductions. The Company has experienced and may continue to experience engineering delays in the introduction of new, more efficient, lower cost system components and other new enhancements or features. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company.

     An order comprising a significant portion of the Company's current backlog (see, "Backlog") is subject to completion of adequate financing and final provision of radio frequencies. Accordingly, the Company cannot predict with certainty when it will begin shipping that order, and the volume of production and shipments prior to that time may not fully absorb fixed manufacturing costs, which would negatively affect gross margins.

     In addition to the effects of varying selling prices and product material costs, the Company's gross profit margin ratios are ordinarily affected by the relative proportions of direct and distributor sales, by the average number of subscribers per system sold, by its ability to absorb manufacturing overhead costs through generation of sufficient production volume, and by the field service costs for installation, warranty, training and post-sale support. Consistent with industry practices, distributor commissions have been included in both revenues and cost of sales. Historically, the Company's gross profit margin from UltraPhone system sales has been inadequate to support its operating and other expenses. The low sales volumes experienced in recent years have resulted in production volumes which were inadequate to fully absorb fixed production overhead costs, producing negative gross margins.

Liquidity

     The Company had working capital of $49.9 million at March 31, 1997 compared to working capital of $57.1 million at December 31, 1996. The decrease in working capital since December is due primarily to the operating cash needs of the Company.

     Demands on working capital in 1997 and beyond are expected to increase. The Company expects to continue its B-CDMA technology development expenditures at significant levels in order to commercialize its technology. Additional expenditures are being incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Engineering efforts required to support the UltraPhone product are also continuing at significant levels as the Company continues its efforts to reduce the cost of the UltraPhone product and increase its market share. Marketing, administrative and other costs are expected to increase as well, as the Company seeks to more effectively support its alliance and licensing program.

     The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens and Samsung relationships and the broader alliance strategy, the level of demand and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent enforcement activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements. Also, the Company has ordered, and may continue to order, inventory in support of anticipated shipments not currently supported by shippable backlog (see "Backlog"). Should the Company incur a significant delay in securing the applicable shippable backlog it would have a negative impact on its cash resources.

     Accordingly, the Company may, at some future date, require additional debt or equity capitalization to fully support its technical and product development and marketing activities and to fund its patent enforcement activities. The Company does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. There can be no assurance that the Company will be able to sell any such securities when it needs to, or, if it can, that it will be able to do so on terms acceptable to the Company.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1996 and March 31, 1997 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1996 and March 31, 1997 balance sheets.

Backlog

     At April 30, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $44.8 million, which includes the Company's first order from its Pakistani customer of $42.9 million. The Pakistan order is subject to completion of adequate financing and the final provision of radio frequencies. All of the backlog except the Pakistani order is scheduled to be delivered during the remainder of fiscal year 1997. The Company's Pakistani customer has extended the validity of the contract until June 16, 1997 to allow for the completion of the financing arrangements. Due to the continuing inability to complete such arrangements, the Company cannot predict with any certainty when shipments are expected to commence or if the customer will honor the contract after June 16, 1997 or any subsequent further extension. In any event, however, shipments against this order during the remainder of 1997 will not be significant due to lengthy materials procurement lead times. At April 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $55.8 million.

Cash Flows and Financial Condition

     The Company has experienced negative cash flows from operations during the quarter ended March 31, 1997. The negative cash flows from operations are primarily due to expenses incurred for UltraPhone engineering and marketing, B-CDMA technology development and the Company's general and administrative activities.

     Net cash flows from investing activities were positive for the quarter ended March 31, 1997 due to the conversion of some of the Company's short-term investments into cash or cash equivalents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the quarter ended March 31, 1997, the Company generated $3,000 from financing activities. The funds were primarily from the exercise of stock options and warrants, net of payments on long-term debt (including capital lease obligations).

     Cash, cash equivalents and short-term investments of $15.3 million as of March 31, 1997 includes $290,000 of restricted cash. The UltraPhone product accounts receivable of $15.2 million at March 31, 1997 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of March 31, 1997, $1.4 million has been collected through May 7, 1997.

     Inventory levels at March 31, 1997 of $12.5 million have decreased slightly as compared to $13.9 million as of December 31, 1996, reflecting the shipment of inventory for the Indonesian order. Inventories at December 31, 1996 and March 31, 1997 are stated net of valuation reserves of $5.9 million and $6.0 million, respectively.

     Included in other accrued expenses at March 31, 1997 are professional fees, consulting and other accruals as well as sales taxes payable.

Results of Operations - First Quarter of 1997 Compared to the First Quarter of 1996

Total Revenues. Total revenues in the first quarter ended March 31, 1997 increased to $26.0 million from $17.4 million in the first quarter ended March 31, 1996 due to an increase in UltraPhone product sales. UltraPhone product sales increased in the first quarter of 1997 to $23.8 million from $1.8 million in the comparable quarter of 1996, partially offset by a decline in licensing and alliance revenues to $2.2 million in the first quarter of 1997 as compared to $15.6 million in the comparable quarter of the prior year.

     During the first quarter of 1997, the Company recognized $704,000 of Samsung revenue that related to the UltraPhone B-CDMA technology development portion of the agreement. The Company also recognized $683,000 of recurring royalty revenue during the first quarter of 1997 from one of its licensees. Additionally, the Company recognized revenue of $800,000 as part of the Siemens series of agreements. During the first quarter of 1996, the Company recognized $14 million as part of the Samsung agreements and $1.6 million as part of the Siemens series of agreements.

Cost of UltraPhone Product Revenues. The cost of UltraPhone sales for the first quarter of 1997 increased to $21.0 million from $2.9 million for the first quarter of 1996, primarily due to the increase in UltraPhone product revenues. The Company had approximately 11.8% positive gross margin on UltraPhone system sales for the quarter ended March 31, 1997 as compared to a negative gross margin of 57.5% for the quarter ended March 31, 1996. Due to the increased volume of UltraPhone product revenues, manufacturing overhead expenses were almost fully absorbed. Additionally, the Company has been successful in reducing the cost of the UltraPhone product and has gained efficiencies in the manufacturing process. Included in cost of UltraPhone system sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on the low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 168% to $2.1 million during the first quarter of 1997 as compared to $773,000 during the first quarter of 1996. The increase is primarily due to increased staff and activity levels, including costs associated with increasing activity related to the Company's B-CDMA based product, and included an increase in commission expense due to the increase in UltraPhone product revenues in the three month period of 1997.

     General and administrative expenses for the first quarter of 1997 increased 3% to $3.3 million from $3.2 million for the first quarter of 1996. The increase is primarily due to an increase in expenses related to corporate communications activities.

     Product development expenses for the first quarter of 1997 increased 44% to $6.3 million as compared to $4.3 million during the first quarter of 1996. Staff and activity levels devoted to the development of the B-CDMA technology increased significantly.

Other Income and Expense. Interest income for the first quarter of 1997 was $359,000 as compared to $1.1 million for the first quarter of 1996. The Company had lower average invested cash balances in the 1997 period as compared to the 1996 period. Interest expense for the quarter ended March 31, 1997 was $119,000 as compared to $33,000 for the quarter ended March 31, 1996. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the second quarter of 1996.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp,"), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded an increase in minority interest in the first quarter of 1996 of $887,000. During September 1996, the Company reacquired the minority interest of Patents Corp. in exchange for shares of the Company's Common Stock and will therefore no longer record a change in the Minority Interest liability.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a) The following is a list of exhibits filed as part of this Form 10-Q:

     Exhibit 3.1     Restated Articles of Incorporation

     Exhibit 10.32 Employment Agreement dated May 7, 1997 by and between InterDigital Communications Corporation and Mark Lemmo

     Exhibit 11      Computation of Net Income Per Share

     Exhibit 27      Financial Data Schedule

     (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 1997:

     The Company filed a Current Report on Form 8-K dated January 2, 1997 under
     Item 5 - Other Events relating to a Rights Agreement between the Company and its transfer agent. No financial statements were filed with this report.

     The Company filed a Current Report on Form 8-K dated January 21, 1997 under
     Item 5 - Other Events relating to the date set for the appeal in the Company's litigation with Motorola. No financial statements were filed with this report.

     The Company filed a Current Report on Form 8-K dated January 22, 1997 under
     Item 5 - Other Events with a copy of its quarterly letter to shareholders. No financial statements were filed with this report.

     The Company filed a Current Report on Form 8-K dated January 22, 1997 under
     Item 5 - Other Events with a statement of factors which could cause the Company's actual results to vary or ability to achieve goals to differ from those expressed in any forward looking statement. No financial statements were filed with this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTERDIGITAL COMMUNICATIONS CORPORATION


Date: May 14, 1997                      /s/  William A. Doyle
                                        ---------------------------------------
                                        William A. Doyle, President



Date: May 14, 1997                      /s/ James W. Garrison
                                        ---------------------------------------
                                        James W. Garrison, Vice President -
                                        Finance, Chief Financial
                                        Officer and Treasurer