Form 10-Q
period 1997-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1997-08-08
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to   _________


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


                   781 Third Avenue, King of Prussia, PA 19406
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610) 878-7800
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   |X|              No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                 48,167,389 shares
--------------------------------------            ----------------------------
               Class                              Outstanding at July 31, 1997

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                         PAGE
                                                                         ----


Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements                            3

              Consolidated Balance Sheets -                                3
               December 31, 1996 and June 30, 1997 (unaudited)

              Consolidated Statements of Operations -                      4
               Three and Six Months Ended June 30, 1996 and 1997
               (unaudited)

              Consolidated Statements of Cash Flows -                      5
               Six Months Ended June 30, 1996 and 1997 (unaudited)

              Notes to Consolidated Financial Statements                   6

     Item 1I.  Management's Discussion and Analysis of                    11
                Financial Condition and Results of Operations


Part II - Other Information:

     Item 1.  Legal Proceedings                                           17

     Item 4.  Submission of Matters to a Vote of Security Holders         17

     Item 6.  Exhibits and Reports on Form 8-K                            18

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                     (in thousands)


                                                        DECEMBER 31,     JUNE 30,
ASSETS                                                     1996            1997
                                                        ------------     --------
                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents, including restricted
  cash of $204 and $209 respectively                    $  11,954      $  15,320
  Short term investments                                   43,063         17,317
  Accounts receivable, net of allowance for
  uncollectable accounts of $558 and $546                  13,921          8,730
  Inventories                                              13,863          7,999
  Other current assets                                      3,913         11,763
                                                        ---------      ---------
  Total current assets                                     86,714         61,129
                                                        ---------      ---------
  Property, plant and equipment, net of accumulated
  depreciation of $8,383 and $9,865, respectively          10,517         10,662
  Patents, net of accumulated amortization of
  $4,152 and $4,513 respectively                            9,753          9,520
  Long term deposits                                        3,822          4,035
  Other                                                     1,830          1,834
                                                        ---------      ---------
                                                           25,922         26,051
                                                        ---------      ---------
                                                        $ 112,636      $  87,180
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt                     $     790      $     807
  Accounts payable                                         15,127          5,775
  Accrued compensation and related expenses                 3,551          4,498
  Deferred revenue                                          4,790          3,105
  Other accrued expenses                                    5,380          6,107
                                                        ---------      ---------
  Total current liabilities                                29,638         20,292
                                                        ---------      ---------
  LONG TERM DEBT                                            4,221          3,929
                                                        ---------      ---------
  OTHER LONG TERM LIABILITIES                               6,270          4,657
                                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
 Preferred Stock, $ .10 par value, 14,399 shares
  authorized $2.50 Convertible
  Preferred, 103 shares and 102 shares
  issued and outstanding                                       10             10

Common Stock, $.01 par value, 75,000 shares
  authorized, 48,109 shares and 48,167 shares
  issued and outstanding                                      481            481
  Additional paid-in capital                              234,245        234,496
  Accumulated deficit                                    (162,229)      (176,685)
                                                        ---------      ---------
  Total shareholders' equity                               72,507         58,302
                                                        ---------      ---------
                                                         $112,636       $ 87,180
                                                        =========      =========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                ENDED JUNE 30,             ENDED JUNE 30,
                                             --------------------       ------------------
                                               1996        1997          1996        1997
                                               ----        ----          ----        ----
REVENUES:
  UltraPhone product revenues               $  5,007     $ 16,442      $ 6,834     $ 40,218
  Licensing and alliance                       9,107        1,768       24,707        3,955
                                            --------     --------      -------     --------
                                              14,114       18,210       31,541       44,173
                                            --------     --------      -------     --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                  5,020       14,765        7,897       35,731
  Sales and marketing                          1,143        2,118        1,916        4,191
  General and administrative                   2,283        3,367        5,453        6,638
  Product development                          4,835        6,451        9,166       12,702
                                            --------     --------      -------     --------
                                              13,281       26,701       24,432       59,262
                                            --------     --------      -------     --------

  Income (loss) from operations                  833       (8,491)       7,109      (15,089)

OTHER INCOME (EXPENSE):
  Interest income                                956          665        2,071        1,023
  Interest and financing expenses                (44)        (108)         (77)        (228)
                                            --------     --------      -------     --------
  Income (loss) before income taxes and
  minority interest                            1,744       (7,934)       9,103      (14,294)

INCOME TAX PROVISION                            (998)         (17)      (3,505)         (34)
                                            --------     --------      -------     --------
  Income (loss) before minority interest         747       (7,951)       5,598      (14,328)

MINORITY INTEREST                                 (4)        --           (891)        --
                                            --------     --------      -------     --------
  Net income (loss)                              743       (7,951)       4,707      (14,328)

PREFERRED STOCK DIVIDENDS                        (66)         (63)        (132)        (128)
                                            --------     --------      -------     --------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS                              $    677     $ (8,014)    $  4,575     $(14,456)
                                            ========     ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE          $   0.01     $  (0.17)    $   0.10     $  (0.30)
                                            ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          48,572       48,161       47,931       48,138
                                            ========     ========     ========     ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the six months ended June 30,
                                                               ---------------------------------
                                                                       1996         1997
                                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  4,707     $(14,456)

  Adjustments to reconcile net income (loss) to net
    cash used for operating activities-
      Minority interest in subsidiary                                     891           --
      Depreciation and amortization                                       898        2,346
      Other                                                               (80)      (1,614)
      Decrease (increase) in assets-
        Receivables                                                    (2,942)       5,191
        Inventories                                                       102        5,865
        Other current assets                                           (4,195)      (7,850)
      Increase (decrease) in liabilities-
        Accounts payable                                                2,367       (9,351)
        Accrued compensation                                             (301)         947
        Deferred revenue                                                7,601       (1,685)
        Other accrued expenses                                          6,012          727
                                                                     --------     --------
      Net cash used for operating activities                         $ 15,060     $(19,880)
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments                      $ (7,262)    $ 25,746
  Additions to property and equipment, net of non-cash additions
    of $0 and $ 141, respectively                                      (2,110)      (1,486)
  Additions to patents                                                   (248)        (489)
  Other non-current assets                                             (2,881)        (360)
                                                                     --------     --------
  Net cash provided by investing activities                          $(12,501)    $ 23,411
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of Common Stock
    and exercises of stock options and warrants                      $  8,621     $    251
  Payments on long-term debt, including capital lease obligations        (301)        (416)
                                                                     --------     --------
  Net cash provided by financing activities                          $  8,320     $   (165)
                                                                     --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            $ 10,879     $  3,366

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,427       11,954
                                                                     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 20,306     $ 15,320
                                                                     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $     63     $    158
                                                                     ========     ========
  Income taxes paid, excluding foreign withholding taxes             $    308     $    104
                                                                     ========     ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  BACKGROUND:

     InterDigital Communications Corporation ("InterDigital"(R) or the "Company"), a public corporation incorporated in the Commonwealth of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company offers its customers, licensees and alliance partners what it believes is unique access to both time division multiple access ("TDMA") and Broadband Code Division Multiple Access(TM) ("B-CDMA"(TM)) proprietary digital wireless technology.

     The Company's principal product is the UltraPhone(R) system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. The UltraPhone system offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency. The UltraPhone system, which incorporates the Company's proprietary TDMA technology, is sold predominantly to foreign telephone companies to provide basic telephone service to their customers, primarily in rural and near-urban areas, where the cost of, or time required for, installing, upgrading or maintaining conventional wireline telephone service supports selection of an UltraPhone system. Sales of UltraPhone systems accounted for approximately 40%, 20% and 47%, respectively, of the total revenues of the Company during 1994, 1995 and 1996. Through June 30, 1997, the Company has sold over 345 UltraPhone systems worldwide, with aggregate UltraPhone product revenue totaling over $200 million.

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

     InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, and the Company, together, offer non-exclusive, royalty-bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes the Company's extensive portfolio of TDMA, code division multiple access ("CDMA") and other patented technologies. These efforts have resulted in patent license agreements with a total of thirteen entities, the recognition of $28.7 million, $67.7 million and $28.7 million of licensing revenue in 1994, 1995 and 1996, respectively.

2.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of their operations for the three and six month periods ended June 30, 1996 and 1997 and cash flows for the six month periods ended June 30, 1996 and 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3.  CONTINGENCIES:

     IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents or that ITC's patents in suit are invalid. In one such action involving Motorola, Inc., a Court of Appeals has partially overturned a U.S. District Court decision by reinstating two claims that had previously been held invalid. The Court of Appeals also affirmed the validity of three other claims, affirmed the invalidity of nineteen claims, and denied ITC's request for a new trial as to validity and infringement issues. ITC is presently requesting a rehearing in the Court of Appeals, and is considering an appeal to the United States Supreme Court. In another action, the Court had stayed the proceeding at the request of the parties pending a decision by the Court of Appeals on the Motorola case. The parties are in the process of requesting a continuance of the stay pending a decision by the Court of Appeals on ITC's Petition for Rehearing. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

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

4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                            December 31,          June 30,
                                                1996                1997
                                            -----------          ----------

Money market  funds and demand deposits       $ 2,871             $11,049
Certificates of deposit                           204                 ---
Repurchase agreements                           1,457                 437
Commercial paper                                7,422               3,834
                                               ------              ------
                                              $11,954             $15,320
                                               ======              ======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1996 consisted of $26.0 million in government-issued discount notes, $2.8 million in municipal securities and $14.2 million in corporate debt securities. Short-term investments available for sale as of June 30, 1997 consisted of $7.7 million in government-issued discount notes, $2.9 million in municipal securities and $6.7 million in corporate debt securities.

5.   MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

UltraPhone Equipment Revenue:

     In fiscal 1996, the Company's Philippine and Indonesian customers represented 56% and 16%, of UltraPhone product revenues, respectively. For the three months ended June 30, 1996, the Company's Philippine and Puerto Rican customers accounted for 66% and 14% of UltraPhone product revenues, respectively. For the three months ended June 30, 1997, the Company's Indonesian customer accounted for 83% of UltraPhone product revenues. For the six months ended June 30, 1996, the Company's Philippine, Puerto Rican and Myanmarian customers accounted for 54%, 15% and 12%, respectively, of UltraPhone product revenues. For the six months ended June 30, 1997, the Company's Indonesian customer accounted for 80% of UltraPhone product revenues.

     UltraPhone product revenues by geographic area are as follows (in thousands):

                   Three Months            Six Months
                      Ended                   Ended
                     June 30,               June 30,

                 1996       1997          1996        1997
                 ----       ----          ----        ----

Domestic      $   491      $   330      $   940      $   578
Foreign         4,516       16,112        5,894       39,640
              =======      =======      =======      =======
              $ 5,007      $16,442      $ 6,834      $40,218
              =======      =======      =======      =======

Licensing and Alliance Revenue:


     During the three months ended June 30, 1996, ITC recognized $7.5 million related to the Samsung agreements and $1.6 million related to the Siemens agreements. The Licensing and Alliance revenues for the three months ended June 30, 1997 include $704,000 from Samsung, $264,000 of recurring royalty revenue from one licensee and $800,000 from Siemens. During the six months ended June 30, 1996, the Company recognized $21.5 million of revenue related to its agreements with Siemens. During the six months ended June 30, 1997, Licensing and Alliance revenues include $1.4 million from Samsung, $1.6 million from Siemens and $947,000 of recurring royalty revenue from one licensee.

6.   NET INCOME PER COMMON SHARE:

     The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have been considered as common stock equivalents and have been included in the computation for the three and six month periods for 1996 since their effect is dilutive. (See Item 6, Exhibit 11 - Computation of Net Income Per Share.)

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 "Earnings per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of stock options and other securities into common stock. SFAS 128 is required to be adopted for year end 1997; earlier application is not permitted. The Company does not expect any material change to the current period presentation of EPS; there was no effect of this accounting change on previously reported EPS for the three and six months ended June 30, 1996.

7.  INVENTORIES:


                                            December 31,  June 30,
                                               1996         1997
                                               ----         ----
                                                 (In thousands)

Component parts and work-in-progress          $11,640      $7,715
Finished goods                                  2,223         284
                                              ========     =======
                                              $13,863      $7,999
                                              ========     =======


     Inventories are stated net of valuation reserves of $5.9 million and $6.3 million as of December 31, 1996 and June 30, 1997, respectively.

8.  LONG-TERM DEBT:

     During the second quarter of 1996, the Company purchased its King of Prussia facility for $3.7 million. The Company paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The entire cost of the land and buildings purchased, as well as the improvements made to the building, have been classified as Land, Building and Improvements within the property section of the balance sheet. The mortgage has been classified as long-term debt on the balance sheet, with $95,000 classified as current portion of Long-term Debt.

9.  INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income provision for the three months ended June 30, 1996 consists of a current foreign withholding tax provision of $990,000, a current state tax provision of $3,000 and a Federal Alternative Minimum Tax provision of $5,000. The income tax provision for the three months ended June 30, 1997 consisted of a current state tax provision of $17,000. For the six months ended June 30, 1996, the income tax provision consisted of a foreign withholding tax provision of $3.3 million, a current state tax provision of $114,000 and a Federal Alternative Minimum Tax provision of $91,000. The income tax provision for the six months ended June 30, 1997 consisted of a current state provision of $34,000. At December 31, 1996, the Company had net operating loss carryforwards of approximately $100 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of June 30, 1997.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including June 30, 1997. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

10.   MYANMAR CONTRACT:

     On May 16, 1997, the Company signed a contract with Myanma Posts and Telecommunications (MPT) in the Union of Myanmar, for UltraPhone systems, B-CDMA equipment and related telecommunications equipment. The value in the agreement is $250 million, including UltraPhone systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. The agreement calls for establishment of a joint venture in Myanmar between InterDigital and MPT for local manufacture of UltraPhone systems and other infrastructure equipment. In addition, the agreement provides an option for the joint venture to manufacture InterDigital's B-CDMA technology products. The agreement is subject to certain Myanmar governmental approvals, and finalization of the financing documents, the joint venture agreement, certain pricing, payment and other terms.

11.  SHAREHOLDER RIGHTS PLAN

     In December 1996, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a distribution of one right ("Right") for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, each share of common stock issued after January 3, 1997 will receive one right for each common share. Each right entitles the registered holder, subject to the terms of a Rights Agreement, to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $45 per Right, subject to adjustment. The Plan provides that the threshold for triggering subsequent distribution of the rights is 10 days following the acquisition by a non-exempt person as a result of which such person becomes the beneficial owner of 15% or more of then outstanding shares of Company Common Stock, or 10 days following commencement of an offer to acquire 15% or more of the then outstanding shares of Company Common Stock. In May and July 1997, the Company's Board of Directors increased the percentage applicable to one of its investors, provided that investor remains a passive investor eligible to file a Schedule 13G, to 16% and 18%, respectively. In the event that (i) the Company is the surviving corporation in a merger with an acquiring person and shares of Company Common Stock shall remain outstanding,
(ii) a person becomes the beneficial owner of 15% (or with respect to the aforementioned investor, 18%) or more of the then outstanding shares of Company Common Stock, (iii) an acquiring person engages in one or more "self-dealing" transactions as set forth in the Rights Agreement, or (iv) during such time there is an acquiring person, an event occurs which results in such acquiring person's ownership interest being increased by more than 1% (e.g. by means of a reverse stock split or recapitalization), then in each case, each holder of a Right (other than those held by an acquiring person) will thereafter have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property or other securities of the Company) having a current market value equal to two times the exercise price of the Right.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     The Company's ability to derive revenue from product sales will be affected by, among other things, the intensified competition for sales of wireless local loop telephone systems. Competing products and technologies have proliferated and competitors, many of which have significantly greater resources than the Company, are more actively promoting their products in the Company's target markets. In spite of this competitive environment, the Company increased UltraPhone system revenues in 1996 compared to 1995 by over 50% to nearly $25 million and built 1996 year-end product backlog to $80.7 million, including $43 million subsequently removed from backlog for the Pakistan contract (See "Backlog"), from $20.0 million at December 31, 1995. These successes were achieved by lowering UltraPhone system prices, offering the UltraPhone system in conjunction with alliance partners, focusing on larger scale telecommunications infrastructure programs and successfully marketing to the Company's existing customer base in Indonesia. On large scale opportunities when commencement of product delivery significantly lags contract negotiation and where deliveries are expected to extend over a significant period of time, the Company is actively marketing the UltraPhone system at sales prices which would generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential, as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce produce costs prior to delivery of the order, the expected positive effects on vendor pricing of the increased production volume, change orders (including post contract systems reconfiguration), post contract add-ons and systems expansions and servicing, as well as follow on orders.

     The Company anticipates that it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs by amounts significantly greater than the selling price reductions. The Company has experienced and may continue to experience engineering delays in the introduction of new, more efficient, lower cost system components and other new enhancements or features. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company.

     The Company does not currently have a material backlog of product orders. (See "Backlog".) Accordingly, the Company cannot predict with certainty when it will begin shipping any significant orders, and the volume of production and shipments prior to that time may not fully absorb fixed manufacturing costs, which would negatively affect gross margins. Additionally, the Company signed a contract with MPT for $250 million which is currently not included in backlog. The contract amount includes UltraPhone systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. The contract is subject to certain Myanmar governmental approvals, and finalization of the financing documents, the joint venture agreement, certain pricing, payment and other terms.

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


Liquidity

     The Company had working capital of $40.8 million at June 30, 1997 compared to working capital of $57.1 million at December 31, 1996. The decrease in working capital since December is due primarily to the operating cash needs of the Company.

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

     The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens and Samsung relationships and the broader alliance strategy, the level of demand and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent related activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements. Also, the Company has ordered, and may continue to order, inventory in support of anticipated shipments not currently supported by shippable backlog (see "Backlog"). Should the Company incur a significant delay in securing the applicable shippable backlog it would have a negative impact on its cash resources.

     Accordingly, absent significant increases in cash generated by operations, the Company will, at some future date, require additional debt or equity capitalization to fully support its technical and product development and marketing activities and to fund its patent related activities. The Company does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. There can be no assurance that the Company will be able to sell any such securities when it needs to, or, if it can, that it will be able to do so on terms acceptable to the Company.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1996 and June 30, 1997 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1996 and June 30, 1997 balance sheets.

Backlog

     At June 30, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $1.4 million. All of the backlog is scheduled to be delivered during the remainder of fiscal year 1997. Previously, the Company included in backlog a $43 million order from Pakistan Telecommunications Company Limited ("PTCL"). PTCL allowed the contract to lapse on July 17, 1997, when it did not accept

InterDigital's proposal to finance the order. The Company continues to work through the issues associated with the contract but the Company cannot say with any degree of certainty whether it will be able to reestablish the agreement.

     Additionally, the Company signed a contract with MPT for $250 million which is currently not included in backlog. The contract amount includes UltraPhone and B-CDMA systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. The contract is subject to certain Myanmar governmental approvals, and finalization of the financing documents, the joint venture agreement, certain pricing, payment and other terms. In any event, shipments during the remainder of 1997 will not be significant due to lengthy materials procurement lead times.

     At June 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $53.0 million.

Cash Flows and Financial Condition

     The Company has experienced negative cash flows from operations during the six months ended June 30, 1997. The negative cash flows from operations are primarily due to expenses incurred for UltraPhone engineering and marketing, B-CDMA technology development and the Company's general and administrative activities.

     Net cash flows from investing activities were positive for the six months ended June 30, 1997 due to the conversion of some of the Company's short-term investments into cash or cash equivalents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the six months ended June 30, 1997, the Company experienced negative cash flows of $165,000 from financing activities. The funds were used for payments on long-term debt (including capital lease obligations) but were partially offset by proceeds from the exercise of stock options and warrants and the sale of stock through the Company's Employee Stock Purchase Plan.

     Cash, cash equivalents and short-term investments of $32.6 million as of June 30, 1997 includes $209,000 of restricted cash. The UltraPhone product accounts receivable of $8.7 million at June 30, 1997 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of June 30, 1997, $3.2 million has been collected through July 31, 1997.

     Inventory levels at June 30, 1997 of $8.0 million have decreased as compared to $13.9 million as of December 31, 1996, reflecting the shipment of inventory for the Indonesian order. Inventories at December 31, 1996 and June 30, 1997 are stated net of valuation reserves of $5.9 million and $6.3 million, respectively.

     Included in other accrued expenses at June 30, 1997 are professional fees, consulting and other accruals as well as sales taxes payable.

Results of Operations -- Second Quarter of 1997 Compared to the
                         Second Quarter of 1996

Total Revenues. Total revenues in the second quarter ended June 30, 1997 increased to $18.2 million from $14.1 million in the second quarter ended June 30, 1996 due to an increase in UltraPhone product sales. UltraPhone product sales increased in the second quarter of 1997 to $16.4 million from $5.0 million in the comparable quarter of 1996, partially offset by a decline in licensing and alliance revenues to $1.8 million in the second quarter of 1997 as compared to $9.1 million in the comparable quarter of the prior year.

     During the second quarter of 1997, the Company recognized $704,000 of Samsung revenue that related to the UltraPhone B-CDMA technology development portion of the agreement. The Company also recognized $264,000 of recurring royalty revenue during the second quarter of 1997 from one of its licensees. Additionally, the Company recognized revenue of $800,000 as part of the Siemens series of agreements. During the second quarter of 1996, the Company recognized $7.5 million as part of the Samsung agreements and $1.6 million as part of the Siemens series of agreements.

Cost of UltraPhone Product Revenues. The cost of UltraPhone sales for the second quarter of 1997 increased to $14.8 million from $5.0 million for the second quarter of 1996, primarily due to the increase in UltraPhone product revenues. The Company had approximately 10.2% positive gross margin on UltraPhone system sales for the quarter ended June 30, 1997 as compared to a break-even gross margin for the quarter ended June 30, 1996. Due to the increased volume of UltraPhone product revenues, manufacturing overhead expenses were more fully absorbed. Additionally, the Company has been successful in reducing the cost of the UltraPhone product and has gained efficiencies in the manufacturing process. Included in cost of UltraPhone system sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on the low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 85% to $2.1 million during the second quarter of 1997 as compared to $1.1 million during the second quarter of 1996. The increase is primarily due to an increase in commission expense due to the increase in UltraPhone product revenues in the three month period of 1997 and increased staff and activity levels, including costs associated with increasing activity related to the Company's B-CDMA based product.

     General and administrative expenses for the second quarter of 1997 increased 47% to $3.4 million from $2.3 million for the second quarter of 1996. The increase is primarily due to an increase in expenses related to severance costs for the Company's former CEO during the 1997 period and corporate communications activities.

     Product development expenses for the second quarter of 1997 increased 33% to $6.5 million as compared to $4.8 million during the second quarter of 1996. Staff and activity levels devoted to the development of the B-CDMA technology increased significantly.

Other Income and Expense. Interest income for the second quarter of 1997 was $664,000 as compared to $1.0 million for the second quarter of 1996. The Company had lower average invested cash balances in the 1997 period as compared to the 1996 period. Interest expense for the quarter ended June 30, 1997 was $108,000 as compared to $44,000 for the quarter ended June 30, 1996. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the second quarter of 1996.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of InterDigital Patents Corporation ("Patents Corp,"), which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded an increase in minority interest in the second quarter of 1996 of $4,000. During September 1996, the Company reacquired the minority interest of Patents Corp. in exchange for shares of the Company's Common Stock and will therefore no longer record a change in the Minority Interest liability.

Results of Operations -- Six Months Ended June 30, 1997 Compared to
                         Six Months Ended June 30, 1996

Total Revenues. Total revenues for the six months ended June 30, 1997 increased 40% to $44.2 million from $31.5 million for the six months ended June 30, 1996 primarily due to an increase in the amount of UltraPhone product revenues partially offset by a decrease in Licensing and Alliance revenues. UltraPhone equipment sales increased 488% during the six months ended June 30, 1997 to $40.2 million from $6.8 million in the comparable period of 1996 primarily due to the completion of shipments of the Indonesian order. License and Alliance revenues for the six months ended June 30, 1997 includes $1.4 million as part of the Samsung Agreements, $1.6 million as part of the Siemens Agreements and $947,000 of recurring royalty revenue from one licensee. Licensing and Alliance revenues for the six months ended June 30, 1996 includes $21.5 million as part of the Samsung agreements and $3.2 million as part of the Siemens agreements.

Cost of UltraPhone Sales. The cost of UltraPhone equipment sales for the six months ended June 30, 1997 increased 349% to $35.7 million from $7.9 million for the six months ended June 30, 1996. The Company incurred a positive gross margin on UltraPhone equipment sales of 11.1% for the six months ended June 30, 1997 as compared to a negative gross margin of 15.5% for the six month period ended June 30, 1996. Included in cost of UltraPhone equipment sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first half of 1996, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 119% to $4.2 million during the six months ended June 30, 1997 compared from $1.9 million during the six months ended June 30, 1996. The increase is primarily due to increased commissions expense, commensurate with the increase in UltraPhone system revenues and increased levels of marketing and sales activities.

     General and administrative expenses for the six months ended June 30, 1997 increased 22% to $6.6 million from $5.5 million for the six months ended June 30, 1996. The increase in general and administrative expense is due primarily to higher activity levels.

     Product development expenses increased 39% for the six months ended June 30, 1997 to $12.7 million from $9.2 million for the six months ended June 30, 1996. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the continued development of the Company's UltraPhone product.

Other Income and Expense. Interest income for the six months ended June 30, 1997 was $1.0 million as compared to $2.1 million for the six months ended June 30, 1996. The decrease is due primarily to lower average invested cash and investment balances in 1997 compared to 1996. Interest expense for the six month period ended June 30, 1997 was $228,000 as compared to $77,000 for the six month period ended June 30, 1996. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the second quarter of 1996.

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

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and discussions of the Company's business contain forward looking statements reflecting, among other things, the Company's current beliefs, intentions and expectations as to its objectives, including with respect to its contract with MPT, its contract with PTCL and its backlog. Such statements are subject to risks and uncertainties. The Company cautions the readers that important factors in some case have affected and, in the future, could materially affect the Company's actual results and cause the Company's actual results to differ materially from the results expressed in any such forward looking statement. These factors include but are not limited to: difficulties or delays in the development, production, testing and marketing or sale of the Company's products; failure to consummate the Myanmar contract due to inability to finalize the documentation, secure acceptable financing, lack of governmental or regulatory approval, U.S. sanctions or other governmental prohibitions, or other factors; the failure to reestablish negotiations or renegotiate a mutually acceptable contract with PTCL; the effects of, and changes in, foreign trade, monetary and fiscal policies, laws and regulations or other activities of foreign and the United States governments, agencies and similar organizations; and the availability of competitive products superior on a perceived, relative or actual basis with the Company's products. The Company undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In July, 1997, the U.S. Court of Appeals for the Federal Circuit partially overturned a U.S. District Court decision in the patent infringement case between ITC and Motorola, Inc. by reinstating two claims that had previously been held invalid. The Court of Appeals also affirmed the validity of three other claims, affirmed the invalidity of nineteen claims, and denied ITC's request for a new trial as to validity and infringement issues. ITC is presently requesting a rehearing in the Court of Appeals, and is considering an appeal to the United States Supreme Court.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on June 20, 1997, the shareholders of the Company elected two directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1997. Messrs. William A. Doyle and D. Ridgely Bolgiano were elected to serve as directors at the meeting. 45,400,867 shares were voted in favor of Mr. Doyle, 483,684 shares being withheld, and 45,383,708 shares were voted in favor of Mr. Bolgiano, 500,843 shares being withheld. Messrs. Harry G. Campagna, Barney Cacioppo and Robert S. Roath also continued to serve their terms as directors. The vote ratifying the appointment of Arthur Andersen LLP was 45,555,890 shares for, 161,444 shares against and 167,217 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The following is a list of exhibits filed as part of this Form 10-Q:

     Exhibit 4.1 Rights Agreement between InterDigital Communications Corporation and American Stock Transfer and Trust (Exhibit 4 to the Company's Current Report on Form 8-K filed on December 13, 1987).

     Exhibit 4.2 Amendment No. 1 to the Rights Agreement between InterDigital Communications Corporation and American Stock Transfer and Trust Company

     Exhibit 4.3 Amendment No. 2 to the Rights Agreement between InterDigital Communications Corporation and American Stock Transfer and Trust Company

     Exhibit 10.33 Employment Agreement dated May 7, 1997 by and between InterDigital Communications Corporation and Joseph Gifford

     Exhibit 11     Computation of Net Income Per Share

     Exhibit 27     Financial Data Schedule

     (b) The following is a list of Current Reports on Form 8-K filed during the second quarter of 1997:

     The Company filed a Current Report on Form 8-K dated April 7, 1997 under
     Item 5 - Other Events, with a copy of its quarterly letter to shareholders. No financial statements were filed with this report.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INTERDIGITAL COMMUNICATIONS CORPORATION







Date: August  8, 1997                  /s/  William A. Doyle
                                       ----------------------------------
                                       William A. Doyle, President


Date: August 8, 1997                   /s/ James W. Garrison
                                       ----------------------------------
                                       James W. Garrison, Vice President
                                       - Finance, Chief Financial
                                       Officer and Treasurer