Form 10-Q
period 1997-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1997-11-13
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                   781 Third Avenue, King of Prussia, PA 19406
               (Address of principal executive offices) (Zip Code)

                                 (610) 878-7800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   x                             No
                  ----                               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                 48,215,224 shares
                  Class                         Outstanding at October 24, 1997

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                          PAGE
                                                                          ----
Part  I - Financial Information:

  Item 1.  Consolidated Financial Statements                                3

           Consolidated Balance Sheets -                                    3
           December 31, 1996 and September 30, 1997 (unaudited)

           Consolidated Statements of Operations -                          4
           Three and Nine Months Ended September 30, 1996 and 1997
           (unaudited)

           Consolidated Statements of Cash Flows -                          5
           Nine Months Ended September 30, 1996 and 1997 (unaudited)

           Notes to Consolidated Financial Statements                       6

  Item II. Management's Discussion and Analysis of                         11
           Financial Condition and Results of Operations


Part II - Other Information:

  Item 1.  Legal Proceedings                                               17
  Item 6.  Exhibits and Reports on Form 8-K                                18

                         PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   DECEMBER 31,    SEPTEMBER 30,
ASSETS                                                 1996           1997
------                                             ------------    -------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including
     restricted  cash of $204 and $311
      respectively                                  $  11,954       $   5,193
   Short term investments                              43,063          16,805
   Accounts receivable, net of allowance for
      uncollectable accounts of $558 and $556          13,921           6,689
   Inventories                                         13,863          11,050
   Other current assets                                 3,913          10,593
                                                          --              --
                                                    ---------       ---------
      Total current assets                             86,714          50,330
                                                    ---------       ---------

   Property, plant and equipment, net of
     accumulated depreciation of $8,383
     and $10,586, respectively                         10,517          10,749
   Patents, net of accumulated amortization of
      $4,152 and $5,236 respectively                    9,753           9,433
   Long term  deposits                                  3,822           4,035
   Other                                                1,830           1,771
                                                    ---------       ---------
                                                       25,922          25,988
                                                    ---------       ---------
                                                    $ 112,636       $  76,318
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term
     debt                                           $     790       $     831
   Accounts payable                                    15,127           4,071
   Accrued compensation and related expenses            3,551           4,949
   Deferred revenue                                     4,790           3,238
   Other accrued expenses                               5,380           5,476
                                                    ---------       ---------
     Total current liabilities                         29,638          18,565
                                                    ---------       ---------
LONG TERM DEBT                                          4,221           3,737
                                                    ---------       ---------
OTHER LONG TERM LIABILITIES                             6,270           3,835
                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399
   shares authorized-
   $2.50 Convertible Preferred, 103 shares
      and 102 shares issued and outstanding                10              10
   Common Stock, $.01 par value, 75,000 shares
     authorized, 48,109 shares and
     48,167 shares issued and outstanding                 481             481
   Additional paid-in capital                         234,245         234,496
   Accumulated deficit                               (162,229)       (184,806)
                                                    ---------       ---------

   Total shareholders' equity                          72,507          50,181
                                                    ---------       ---------
                                                    $ 112,636       $  76,318
                                                    =========       =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                         FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                     --------------------------          --------------------------
                                                                        1996              1997              1996              1997
                                                                     --------          --------          --------          --------
REVENUES:
  Product revenues                                                   $  7,522          $  1,933          $ 14,356          $ 42,151
  Licensing and alliance                                                1,868             1,227            26,575             5,182
                                                                     --------          --------          --------          --------
                                                                        9,390             3,160            40,931            47,333
                                                                     --------          --------          --------          --------
OPERATING EXPENSES:
  Cost of UltraPhone revenues                                           8,755             2,181            16,652            37,912
  Sales and marketing                                                   1,216             1,362             3,132             5,553
  General and administrative                                            2,627             2,870             8,080             9,508
  Product development                                                   5,888             5,469            15,054            18,171
                                                                     --------          --------          --------          --------
                                                                       18,486            11,882            42,918            71,144
                                                                     --------          --------          --------          --------

    Income (loss) from operations                                      (9,096)           (8,722)           (1,987)          (23,811)

OTHER INCOME (EXPENSE):
  Interest income                                                         892               745             2,963             1,768
  Interest and financing expenses                                         (55)              (81)             (132)             (309)
                                                                     --------          --------          --------          --------

    Income (loss) before income taxes and
      minority interest                                                (8,260)           (8,058)              844           (22,352)


INCOME TAX PROVISION                                                      (14)             --              (3,519)              (34)
                                                                     --------          --------          --------          --------

    Income (loss) before minority interest                             (8,273)           (8,058)           (2,675)          (22,386)

MINORITY INTEREST                                                           1              --                (890)             --
                                                                     --------          --------          --------          --------

    Net income (loss)                                                  (8,272)           (8,058)           (3,565)          (22,386)

PREFERRED STOCK DIVIDENDS                                                 (64)              (64)             (196)             (192)
                                                                     --------          --------          --------          --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                                     $ (8,336)         $ (8,122)         $ (3,761)         $(22,578)
                                                                     ========          ========          ========          ========

NET INCOME (LOSS) PER COMMON SHARE                                   $  (0.18)         $  (0.17)         $  (0.08)         $  (0.47)
                                                                     ========          ========          ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                 46,709            48,167            45,922            48,148
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

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                 For the nine months ended
                                                                                                       September 30,
                                                                                                ----------------------------
                                                                                                  1996                1997
                                                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                           $ (3,565)           $(22,385)
    Adjustments to reconcile net income (loss) to net
       cash used for operating activities-
          Minority interest in subsidiary                                                            890                --
          Depreciation and amortization                                                            2,179               3,546
          Other                                                                                     (145)             (2,627)
          Decrease (increase) in assets-
                   Receivables                                                                    (9,491)              7,232
                   Inventories                                                                    (3,728)              2,813
                   Other current assets                                                           (2,563)             (6,680)
          Increase (decrease) in liabilities-
                   Accounts payable                                                                5,007             (11,056)
                   Accrued compensation                                                           (1,009)              1,398
                   Deferred revenue                                                               12,822              (1,552)
                   Other accrued expenses                                                            756                  96
                                                                                                --------            --------

          Net cash used for operating activities                                                $  1,153            $(29,215)
                                                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                                               $  3,639            $ 26,258
    Additions to property and equipment, net of non-cash additions
       of $0 and $352, respectively                                                               (4,746)             (2,092)
    Additions to patents                                                                            (429)               (764)
    Other non-current assets                                                                      (2,178)               (404)
                                                                                                --------            --------

    Net cash provided by investing activities                                                   $ (3,714)           $ 22,998
                                                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                                              $  9,597            $    251
    Payments on long-term debt , including capital lease obligations                                (452)               (795)
                                                                                                --------            --------

    Net cash provided by financing activities                                                   $  9,145            $   (544)
                                                                                                --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       $  6,584            $ (6,761)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     9,427              11,954
                                                                                                --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 16,011            $  5,193
                                                                                                ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                               $    128            $    107
                                                                                                ========            ========
    Income taxes paid, excluding foreign witholding taxes                                       $    389            $    127
                                                                                                ========            ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

1. BACKGROUND:

     InterDigital Communications Corporation ("InterDigital"(R) or the "Company"), a public corporation incorporated in the Commonwealth of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. The Company offers its customers, licensees and alliance partners what it believes is unique access to both time division multiple access ("TDMA") and Broadband Code Division Multiple Access(TM) ("B-CDMA"(TM)) proprietary digital wireless technology and intellectual property.

     The Company's principal product is the UltraPhone(R) system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. The UltraPhone system offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency. The UltraPhone system, which incorporates the Company's proprietary TDMA technology, is sold predominantly to foreign telephone companies to provide basic telephone service to their customers, primarily in rural and near-urban areas, where the cost of, or time required for, installing, upgrading or maintaining conventional wireline telephone service supports selection of an UltraPhone system. Sales of UltraPhone systems accounted for approximately 40%, 20% and 47%, respectively, of the total revenues of the Company during 1994, 1995 and 1996. Through September 30, 1997, the Company has sold over 345 UltraPhone systems worldwide, with aggregate UltraPhone Product Revenue totaling over $200 million.

     The Company and its alliance partners are developing a new air interface technology and products, based on the Company's patented B-CDMA technology and proprietary technology know-how. The initial phases of the development effort are oriented towards development of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from the Company's UltraPhone system. The Company has started to market its new TrueLink(TM) wireless local loop product based on the Company's proprietary B-CDMA technology. The Company obtained approximately $600,000 of Product Revenue for the TrueLink(TM) product during the third quarter of 1997. These sales included both ASICs and B-CDMA components sold to alliance partners for their integration into pre-production products.

     InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, and the Company, together, offer non-exclusive, royalty-bearing patent, technology and know-how licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes the Company's extensive portfolio of TDMA, code division multiple access ("CDMA") and other patented technologies. These efforts have resulted in patent license agreements with a total of thirteen entities, and the recognition of $28.7 million, $67.7 million and $28.7 million of licensing revenue in 1994, 1995 and 1996, respectively.

2. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of their operations for the three and nine month periods ended September 30, 1996 and 1997 and cash flows for the nine month periods ended September 30, 1996 and 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

3. CONTINGENCIES:

     IDC and ITC are variously parties to certain patent-related litigation in which ITC is asserting that certain third parties infringe ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringers generally seek declarations that their products do not infringe ITC's patents or that ITC's patents in suit are invalid. In one such action involving Motorola, Inc., a Court of Appeals has partially overturned a U.S. District Court decision by reinstating two claims that had previously been held invalid. The Court of Appeals also affirmed the validity of three other claims, affirmed the invalidity of nineteen claims, and denied ITC's request for a new trial as to validity and infringement issues. ITC requested a rehearing in the Court of Appeals, which request was denied. ITC has decided not to pursue an appeal to the United States Supreme Court. In another action with Ericsson GE Mobile Communications, Inc., its Swedish parent, Telefonaktieboleget LM Ericsson and Ericsson Radio Systems, Inc. the Court has stayed the proceeding at the mutual request of the parties until December 15, 1997. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents or patent applications, variously on either a pre- or post-issuance basis.

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

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                              December 31,  September 30,
                                                  1996           1997
                                              -----------   -------------
Money market funds and demand deposits          $ 2,871       $ 3,466
Certificates of deposit                             204            --
Repurchase agreements                             1,457         1,726
Commercial paper                                  7,422            --
                                                -------       -------
                                                $11,954       $ 5,193
                                                =======       =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1996 consisted of $26.0 million in government-issued discount notes, $2.8 million in municipal securities and $14.2 million in corporate debt securities. Short-term investments available for sale as of September 30, 1997 consisted of $7.8 million in government-issued discount notes, $2.4 million in municipal securities and $6.6 million in corporate debt securities.

5. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

Product Revenue:

     In fiscal 1996, the Company's Philippine and Indonesian customers represented 56% and 16%, of Product Revenues, respectively. For the three months ended September 30, 1996, the Company's Philippine customer accounted for 77% of Product Revenues. Starting in the quarter ended September 30, 1997, the Company began shipping prototype units of the TrueLink (B-CDMA) product to its European alliance partner. These shipments, which approximated $600,000, are recorded in Product Revenues as the alliance partner is purchasing these units on a cost plus profit basis. For the three months ended September 30, 1997, the Company's Indonesian customer and its European alliance partner accounted for 43% and 31%, respectively, of Product Revenues. For the nine months ended September 30, 1996, the Company's Philippine and Puerto Rican customers accounted for 66% and 10%, respectively, of Product Revenues. For the nine months ended September 30, 1997, the Company's Indonesian customer accounted for 78% of Product Revenues.

     Product Revenues by geographic area are as follows (in thousands):

                                   Three Months                  Nine Months
                                       Ended                        Ended
                                   September 30,                September 30,

                                 1996        1997             1996        1997
                                 ----        ----             ----        ----
Domestic                      $    581   $     377        $   1,521   $     951
Foreign                          6,941       1,556           12,835      41,200
                              --------   ---------        ---------   ---------
                              $  7,522   $   1,933        $  14,356   $  42,151
                              ========   =========        =========   =========

Licensing and Alliance Revenue:

     During the three months ended September 30, 1996, ITC recognized $754,000 related to agreements with Samsung Electronics Co., LTD. ("Samsung"), $800,000 related to agreements with Siemens Aktiengesellschaft ("Siemens") and $314,000 of royalty revenue from one licensee under ITC's TDMA related patents. The Licensing and Alliance Revenues for the three months ended September 30, 1997 include $704,000 from Samsung and $523,000 of royalty revenue from one licensee under ITC's TDMA related patents. During the nine months ended September 30, 1996, the Company recognized $22.3 million of revenue related to its agreements with Samsung and $4.0 million from Siemens. During the nine months ended September 30, 1997, Licensing and Alliance Revenues include $2.1 million from Samsung, $1.6 million from Siemens and $1.5 million of royalty revenue from one licensee under its TDMA related patents.

6. NET INCOME PER COMMON SHARE:

     The net income per share is based upon the weighted average common shares outstanding during the period adjusted for cumulative dividends on $2.50 Preferred Stock. Stock options and warrants have not been considered as common stock equivalents in the computation for the three and nine month periods for 1996 and 1997 since their effect is anti-dilutive.

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 "Earnings per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of stock options and other securities into common stock. SFAS 128 is required to be adopted for year end 1997; earlier application is not permitted. The Company does not expect any material change to the current period presentation of EPS; there was no effect of this accounting change on previously reported EPS for the three and nine months ended September 30, 1996.

7. INVENTORIES:

                                             December 31,     September 30,
                                                 1996             1997
                                             -----------      ------------
                                                     (In thousands)

Component parts and work-in-progress          $  11,640      $     9,726
Finished goods                                    2,223            1,324
                                              ---------      -----------
                                              $  13,863      $    11,050
                                              =========      ===========

     Inventories are stated net of valuation reserves of $5.9 million and $6.5 million as of December 31, 1996 and September 30, 1997, respectively.

8. INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income provision for the three months ended September 30, 1996 consisted of a current state tax provision of $14,000. For the three months ended September 30, 1997 there was no income tax provision. For the nine months ended September 30, 1996, the income tax provision consisted of a foreign withholding tax provision of $3.3 million, a current state tax provision of $133,000 and a Federal Alternative Minimum Tax provision of $87,000. The income tax provision for the nine months ended September 30, 1997 consisted of a current state provision of $34,000. At December 31, 1996, the Company had net operating loss carryforwards of approximately $100 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of September 30, 1997.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including September 30, 1997. The Company's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

9. MYANMAR CONTRACT:

     On May 16, 1997, the Company signed a contract with Myanma Posts and Telecommunications (MPT) in the Union of Myanmar, for UltraPhone systems, B-CDMA equipment and related telecommunications equipment. The value in the agreement is $250 million, including UltraPhone systems, B-CDMA equipment, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. The agreement calls for establishment of a joint venture in Myanmar between InterDigital and MPT for local manufacture of UltraPhone systems and other infrastructure equipment. In addition, the agreement provides an option for the joint venture to manufacture InterDigital's B-CDMA technology products. Implementation of the ministerial details of the agreement is subject to certain Myanmar governmental approvals as well as finalization of the financing documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

Overview

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     The Company's ability to derive revenue from product sales will be affected by, among other things, the intensified competition for sales of wireless local loop telephone systems and economic conditions in the Company's principal markets. Competing products and technologies have proliferated and competitors, many of which have significantly greater resources than the Company, are more actively promoting their products in the Company's target markets. In spite of this competitive environment, the Company increased UltraPhone system revenues in 1996 compared to 1995 by over 50% to nearly $25 million and built 1996 year-end product backlog to $80.7 million including $43 million subsequently removed from backlog for the Pakistan contract (See "Backlog"), from $20.0 million at December 31, 1995. These successes were achieved by lowering UltraPhone system prices, offering the UltraPhone system in conjunction with alliance partners, focusing on larger scale telecommunications infrastructure programs and successfully marketing to the Company's existing customer base in Indonesia. On large scale opportunities when commencement of product delivery significantly lags contract negotiation and where deliveries are expected to extend over a significant period of time, the Company is actively marketing the UltraPhone system at sales prices which would generate little, if any, margin based on the current cost characteristics of the system configurations being proposed. In these situations, and in any additional situations where the Company elects to accept similarly margined orders, it would do so because of collateral profit potential, as next enumerated, or because of other strategic positioning considerations. The Company believes that any profit potential would primarily relate to design engineering to reduce production costs prior to delivery of the order, the expected positive effects on vendor pricing of increased production volume, change orders (including post-contract systems reconfiguration), post-contract add-ons and systems expansions and servicing, as well as follow on orders.

     The Company anticipates that, in order to maintain or increase its UltraPhone order rate, it will continuously need to reduce prices and expand product features due to industry demands which will result in continued pressure upon gross profit margins until such time as the Company is able to reduce product costs by amounts significantly greater than the selling price reductions. The Company has experienced and may continue to experience engineering delays in the introduction of new, more efficient, lower cost system components and other new enhancements or features. Given the possibility of engineering delays and difficulties, and the continuing inability to sell UltraPhone systems with a high cluster utilization, the Company can give no assurance that it will be able to achieve sufficient product cost reductions or otherwise achieve satisfactory gross profit margins. In addition, there can be no assurance that the development costs necessary to achieve such potential product cost reductions will be acceptable to the Company, or that the Company may not, in the future, choose to reallocate resources, in whole or in part to other corporate uses.

     The Company does not currently have a material backlog of product orders. (See "Backlog".) Accordingly, the Company cannot predict with certainty when it will begin shipping any significant orders, and the volume of production and shipments prior to that time may not fully absorb fixed manufacturing costs, which would negatively affect gross margins. Additionally, the Company signed a contract with MPT which includes, in part, product orders, which are currently not included in backlog. The contract amount includes UltraPhone systems, B-CDMA equipment, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. Implementation of the ministerial details of the agreement is subject to certain Myanmar governmental approvals as well as finalization of the financing documents, and orders under the contract will not be subject to production until such time as these events have taken place. The Company currently believes that these events will take place during the fourth quarter of 1997 or the first quarter of 1998.

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

Liquidity

     The Company had working capital of $31.8 million at September 30, 1997 compared to working capital of $57.1 million at December 31, 1996. The decrease in working capital since December is due primarily to the operating cash needs of the Company.

     Demands on working capital in 1997 and beyond are expected to increase. The Company expects to continue its B-CDMA technology development expenditures at significant levels in order to commercialize its technology. Field trials have been scheduled domestically and abroad. Additional expenditures are being incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. The Company presently intends that later stage development will result in a product with limited mobility and, in the next stage, a technology enabling full mobility. However, the Company has not yet committed resources or entered into contractual commitments to develop mobility-based products. Engineering efforts required to support the UltraPhone product have recently been expended at significant levels as the Company continues its efforts to reduce the cost of the UltraPhone product and increase its market share; future scopes of effort will be based upon market conditions and the economic attractiveness of competing usages of Company resources. Marketing, administrative and other costs are expected to increase as well, as the Company seeks to more effectively support its alliance and licensing program.

     The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens and Samsung relationships and the broader alliance strategy, the level of demand and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent-related activities. In addition, when the Company builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If the Company were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements. Also, the Company has ordered, and may continue to order, inventory in support of anticipated shipments not currently supported by shippable backlog (see "Backlog"). Should the Company incur a significant delay in securing the applicable shippable backlog it would have a negative impact on its cash resources.

     Accordingly, absent significant increases in cash generated by operations, the Company will, at some future date, require additional debt or equity capitalization to fully support its technical and product development and marketing activities and to fund its patent-related activities. The Company does not presently maintain bank lines of credit. Further, there can be no assurance that the Company will be able to sell additional debt or equity securities when it needs to, or, if it can, that it will be able to do so on terms acceptable to the Company.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1996 and September 30, 1997 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1996 and September 30, 1997 balance sheets.

Backlog

     At September 30, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $888,000. All of the backlog is scheduled to be delivered during the remainder of fiscal year 1997. Previously, the Company included in backlog a $43 million order from Pakistan Telecommunications Company Limited ("PTCL"). PTCL allowed the contract to lapse on July 17, 1997, when it did not accept InterDigital's proposal to finance the order. The Company continues to work through the issues associated with the contract but the Company cannot say with any degree of certainty whether it will be able to reestablish the agreement.

     Additionally, the Company signed a contract with MPT for $250 million which is currently not included in backlog. The contract amount includes UltraPhone and B-CDMA systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. Implementation of the ministerial details of the contract is subject to certain Myanmar governmental approvals as well as finalization of the financing documents. In any event, shipments during the remainder of 1997 may not occur and, if they do, will not be significant due to lengthy materials procurement lead times.

     At September 30, 1996, the Company's backlog of orders for UltraPhone telephone equipment and services was $49.2 million which included an order from the Company's Indonesian customer of $36.8 million and the balance of another order from the Company's Philippine customer of $8.3 million. The backlog as of September 30, 1996 has been restated to remove the Pakistan order.

Cash Flows and Financial Condition

     The Company has experienced negative cash flows from operations of approximately $29.2 million during the nine months ended September 30, 1997. The negative cash flows from operations are primarily due to expenses incurred for UltraPhone product engineering and marketing, B-CDMA technology development and the Company's general and administrative activities.

     Net cash flows from investing activities were positive for the nine months ended September 30, 1997 due to the conversion of some of the Company's short-term investments into cash or cash equivalents. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the nine months ended September 30, 1997, the Company experienced negative cash flows of $544,000 from financing activities. The funds were used for payments on long-term debt (including capital lease obligations) but were partially offset by proceeds from the exercise of stock options and warrants and the sale of stock through the Company's Employee Stock Purchase Plan.

     Cash, cash equivalents and short-term investments of $22.0 million as of September 30, 1997 includes $311,000 of restricted cash. The product accounts receivable of $6.7 million at September 30, 1997 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of September 30, 1997, $1.3 million has been collected through October 24, 1997.

     Inventory levels at September 30, 1997 of $11.0 million have decreased as compared to $13.9 million as of December 31, 1996, reflecting the shipment of inventory for the Indonesian order. Inventories at December 31, 1996 and September 30, 1997 are stated net of valuation reserves of $5.9 million and $6.5 million, respectively.

     Included in other accrued expenses at September 30, 1997 are professional fees, consulting and other accruals as well as sales taxes payable.

Results of Operations - Third Quarter of 1997 Compared to the Third Quarter of 1996

Total Revenues. Total revenues in the third quarter ended September 30, 1997 decreased 66% to $3.2 million from $9.4 million in the third quarter ended September 30, 1996. Product sales decreased in the third quarter of 1997 to $1.9 million from $7.5 million in the comparable quarter of 1996. During the third quarter of 1997, the Company included in Product Revenue approximately $600,000 related to sales of prototype TrueLink product to its European alliance partner.

     During the third quarter of 1997, the Company recognized $704,000 of Samsung revenue that related to the B-CDMA technology development portion of the agreement. The Company also recognized $523,000 of royalty revenue during the third quarter of 1997 from one of its licensees. During the third quarter of 1996, the Company recognized $754,000 as part of the Samsung agreements, $800,000 as part of the Siemens agreements and $314,000 of royalty revenue from one of its licensees.

Cost of Product Revenues. The cost of Product Revenues for the third quarter of 1997 decreased to $2.2 million from $8.8 million for the third quarter of 1996, primarily due to the decrease in Product Revenues. The Company had approximately 13% negative gross margin on product sales for the quarter ended September 30, 1997 as compared to a negative gross margin of 16% for the quarter ended September 30, 1996. The Company has been successful in reducing the cost of the UltraPhone product and has gained efficiencies in the manufacturing process. The Company did not achieve Product Revenues sufficient to fully absorb manufacturing overhead costs at standard, acceptable absorption rates. Included in cost of Product Revenues are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on the low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 12% to $1.4 million during the third quarter of 1997 as compared to $1.2 million during the third quarter of 1996. The increase is primarily due to an increase in activity levels including costs associated with increasing activity related to the Company's B-CDMA based product but was partially offset by decreased commission expense due to the decrease in UltraPhone Product Revenues in the three month period of 1997.

     General and administrative expenses for the third quarter of 1997 increased 9% to $2.9 million from $2.6 million for the third quarter of 1996. The increase is primarily due to an increase in patent amortization expense related to the buyout of the minority interest of InterDigital Patents Corporation ("Patents Corp,") in September 1996 and an increase in corporate communications activities.

     Product development expenses for the third quarter of 1997 decreased 7% to $5.5 million as compared to $5.9 million during the third quarter of 1996. Included in the 1996 period is non recurring engineering charges of $875,000 related to UltraPhone product engineering partially offset by increased activity levels.

Other Income and Expense. Interest income for the third quarter of 1997 was $745,000 as compared to $892,000 for the third quarter of 1996. The Company had lower average invested cash balances in the 1997 period as compared to the 1996 period. Interest expense for the quarter ended September 30, 1997 was $81,000 as compared to $55,000 for the quarter ended September 30, 1996. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the third quarter of 1996.

Minority Interest. In December 1992, the Company sold 5.76% of the common shares of Patents Corp. which had, prior thereto, been a wholly-owned subsidiary of the Company. The Company recorded no charge in minority interest in the third quarter of 1996. During September 1996, the Company reacquired the minority interest of Patents Corp. in exchange for shares of the Company's Common Stock and will therefore no longer record a change in the Minority Interest liability.

Results of Operations - Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Total Revenues. Total revenues for the nine months ended September 30, 1997 increased 16% to $47.3 million from $40.9 million for the nine months ended September 30, 1996 primarily due to an increase in the amount of Product Revenues partially offset by a decrease in Licensing and Alliance Revenues. Product Revenues increased 194% during the nine months ended September 30, 1997 to $42.2 million from $14.4 million in the comparable period of 1996 primarily due to the completion of shipments of the Indonesian order. Also included in Product Revenues for the nine months ended September 30, 1997 is approximately $600,000 related to sales of prototype TrueLink product to its European alliance partner. License and Alliance Revenues for the nine months ended September 30, 1997 includes $2.1 million as part of the Samsung Agreements, $1.6 million as part of the Siemens Agreements and $1.5 million of royalty revenue from one licensee. Licensing and Alliance Revenues for the nine months ended September 30, 1996 includes $22.3 million as part of the Samsung agreements and $4.3 million as part of the Siemens agreements.

Cost of Product Revenues. The cost of Product Revenues for the nine months ended September 30, 1997 increased 128% to $37.9 million from $16.7 million for the nine months ended September 30, 1996. The Company incurred a positive gross margin on Product Revenues of 10% for the nine months ended September 30, 1997 as compared to a negative gross margin of 16% for the nine month period ended September 30, 1996. Included in cost of Product Revenues are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first half of 1996 and the third quarter of 1997, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 77% to $5.6 million during the nine months ended September 30, 1997 compared from $3.1 million during the nine months ended September 30, 1996. The increase is primarily due to increased commissions expense, commensurate with the increase in Product Revenues and increased levels of marketing and sales activities, including activities related to the marketing of the Company's TrueLink product.

     General and administrative expenses for the nine months ended September 30, 1997 increased 18% to $9.5 million from $8.0 million for the nine months ended September 30, 1996. The increase in general and administrative expense is due primarily to increased patent amortization expense related to the buyout of the minority interest of Patents Corp. in September 1996 and higher corporate communications activity levels.

     Product development expenses increased 21% for the nine months ended September 30, 1997 to $18.2 million from $15.1 million for the nine months ended September 30, 1996. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of the B-CDMA technology and the continued development of the Company's UltraPhone product.

Other Income and Expense. Interest income for the nine months ended September 30, 1997 was $1.8 million as compared to $3.0 million for the nine months ended September 30, 1996. The decrease is due primarily to lower average invested cash and investment balances in 1997 compared to 1996. Interest expense for the nine month period ended September 30, 1997 was $309,000 as compared to $132,000 for the nine month period ended September 30, 1996. The increase is due primarily to the mortgage interest related to the Company's purchase of its King of Prussia facilities in the second quarter of 1996.

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

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and discussions of the Company's business contain forward looking statements reflecting, among other things, the Company's current beliefs, intentions and expectations as to its objectives, including with respect to the development and commercialization of its B-CDMA technology, objectives and potential for the Company's product business, contract with MPT, contract with PTCL and backlog. Such statements are subject to risks and uncertainties. The Company cautions the readers that important factors in some case have affected and, in the future, could materially affect the Company's actual results and cause the Company's actual results to differ materially from the results expressed in any such forward looking statement. These factors include but are not limited to: technical, financial or other difficulties or delays in the development, production, re-engineering, testing and marketing or sale of the Company's products; failure to secure additional working capital; failure to fully and successfully implement the alliance program; failure of alliance partners to meet the Company's expectations; failure of other persons with a business relationship with the Company to secure adequate financing, required frequencies or other things necessary to fulfill their obligations to the Company; failure to perform the Myanmar contract due to inability to secure acceptable financing, lack of governmental or regulatory approval confirming implementation, U.S. sanctions or other governmental prohibitions, failure of MPT to fulfill its obligations to the Company, lack of continuous flow of financing, or other factors; unstable foreign governments and legal systems and inter-governmental disputes; the failure to reestablish negotiations or renegotiate a mutually acceptable contract with PTCL; the effects of, and changes in, foreign trade, monetary and fiscal policies, laws and regulations or other activities of foreign and the United States governments, agencies and similar organizations; the difficulty or inability to enforce contractual commitments abroad; demand for and pressures on margin on the Company's products; and the availability of competitive products superior on a perceived, relative or actual basis with the Company's products. The Company undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings


     As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, in July, 1997, the U.S. Court of Appeals for the Federal Circuit partially overturned a U.S. District Court decision in the patent infringement case between ITC and Motorola, Inc. by reinstating two claims that had previously been held invalid. The Court of Appeals also affirmed the validity of three other claims, affirmed the invalidity of nineteen claims, and denied ITC's request for a new trial as to validity and infringement issues. ITC requested a rehearing in the Court of Appeals, which request was denied. ITC has decided not to pursue an appeal to the United States Supreme Court.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following is a list of exhibits filed as part of this Form 10-Q:

      Exhibit 10.33 Employment Agreement dated June, 1997 by and between InterDigital Communications Corporation and Joseph Gifford

      Exhibit 10.34         1997 Stock Option Plan for Non-Employee Directors

      Exhibit 27            Financial Data Schedule


     (b) The following is a list of Current Reports on Form 8-K filed during the third quarter of 1997:

          None.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTERDIGITAL COMMUNICATIONS CORPORATION







Date: November 13, 1997                /s/ William A. Doyle, President
                                       -----------------------------------------
                                       William A. Doyle, President


Date: November 13, 1997                /s/ Keith R. Ruck
                                       -----------------------------------------
                                       Keith R. Ruck, Chief Accounting Officer