Form 10-K
period 1997-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1998-03-31
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ________________ to _________________


           Commission File Number 1-11152
                                  -------

                     INTERDIGITAL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                               23-1882087
   -------------------------------                 ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)


        781 Third Avenue, King of Prussia, Pennsylvania       19406
        -----------------------------------------------     ----------
            (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code: 610-878-7800
                                                            ------------


           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, Par Value $.01 Per Share
           -----------------------------------------------------------
                                (Title of class)


           Securities registered pursuant to Section 12(g) of the Act:
                  $2.50 Cumulative Convertible Preferred Stock,
                            Par Value $.10 Per Share
           -----------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 6, 1998, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $201,434,767.

     On March 6, 1998, there were 48,243,554 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 1998 are incorporated by reference into Items 10 through 13 hereof.

                                     PART I


Item 1. BUSINESS

     General. InterDigital Communications Corporation ("InterDigital"), a public corporation incorporated in the Commonwealth of Pennsylvania, develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications. In conjunction with its technology development, InterDigital has developed an extensive body of technical know-how and a broad patent portfolio related to those technologies and related product embodiments. InterDigital offers its customers, licensees and alliance partners what it believes is unique access to both time division multiple access ("TDMA") and Broadband Code Division Multiple Access(TM) ("B-CDMA"(TM)) proprietary digital wireless technology.

     Strategy. InterDigital's strategic objective is to be a leading-edge provider of wireless access technology. InterDigital believes achieving that position will enable it to deliver sustainable earnings growth through licensing revenues and product sales.

     To accomplish this, InterDigital plans to penetrate the wireless local loop market with B-CDMA technology and products, capitalizing on its expertise in air interface technology and maximizing opportunities for sales of wireless local loop components and products through its own efforts and the sales efforts of strategic partners. InterDigital also intends to explore strategic opportunities to continuously upgrade and strengthen its technology for a possible range of extended applications, including packet data and mobile communications.

     An important feature of InterDigital's strategy and current course of conducting business is its alliance program, under which InterDigital is aligning, or seeking to align, itself with key companies in the telecommunications industry. Through its alliance program, InterDigital's objectives are to (i) bolster its on-going efforts to develop its B-CDMA air interface technology, initially as to wireless local loop applications with possible later extension to mobile and other applications, (ii) spread the commercialization of B-CDMA-based products (including InterDigital's proprietary TrueLink(TM) wireless local loop product embodiment), and (iii) generate licensing revenues through the B-CDMA product sales and marketing activities of InterDigital's alliance partners and licensees.

     In December 1994, InterDigital initiated the alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone(R) system marketing and product development, B-CDMA technology development, patent licensing and other areas of cooperation. InterDigital broadened its alliance relationships when it effected a series of agreements with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The Samsung agreements cover B-CDMA technology development, patent licensing, product development, technology transfer and other areas of cooperation. In March 1998, InterDigital entered into its third alliance with Alcatel Espana ("Alcatel") covering B-CDMA technology development, patent licensing, product development, technology transfer, standards support and other areas of cooperation. (See "- Alliance Agreements".)

     InterDigital's strategy is forward looking in nature and, as such, is inherently subject to risks and uncertainties. The successful commercial development and deployment of B-CDMA-based products, and the development of recurring sales and licensing revenues is dependent upon many factors, some of which are detailed elsewhere in this Form 10-K, such as technological achievement, the continued validation of the theories upon which the new technology is being designed, the continued validity of InterDigital's patents, the continued availability of debt, equity or alliance partner funding sufficient to support an increasing level of efforts over several years and, ultimately, market acceptance of the resultant products. Other factors which could cause actual results to differ materially from those which InterDigital seeks to achieve are detailed elsewhere in this "Business" section and in "Management's Discussion and Analysis of Financial Position and Results of Operations - Overview and Statement Pursuant to the Private Securities Litigation Reform Act of 1995".

     Products. InterDigital's current commercial product (based on TDMA technology) is the UltraPhone system, a radio telephone system providing businesses and households access to basic telephone service through a wireless local loop. In January 1998, InterDigital announced that it had restructured its operations to more fully concentrate on the commercialization of its B-CDMA technology. As part of that restructuring, InterDigital plans to curtail its level of spending relating to the re-engineering and next generation development efforts on the UltraPhone system. Despite such reorientation, InterDigital continues to market the UltraPhone product in selected markets around the world as an optimal solution to rural telecommunications needs.

     InterDigital has also started to market its new TrueLink wireless local loop product based on InterDigital's proprietary B-CDMA technology. InterDigital commercially launched the TrueLink product in March 1998 and expects field trials of the system to occur during 1998 in urban and suburban or close-in rural environments.

     Licensing. InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, and InterDigital, together, variously offer non-exclusive, royalty bearing patent, technology and know-how, and trademark licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes InterDigital's extensive portfolio of TDMA, Code Division Multiple Access ("CDMA") and other patented technologies. InterDigital believes that, through ITC's patent portfolio, and InterDigital's TDMA and B-CDMA research and development capabilities and resultant know-how, both it and ITC are positioned to take advantage of the present evolution in wireless telecommunications to digital technology from analog technology and the future evolution from digital narrow band services to the broader offerings supported by digital broadband services. ITC implemented a comprehensive patent licensing strategy during 1993. These efforts have resulted in patent license agreements with a total of thirteen entities as of December 31, 1997, and the recognition of $67.7 million, $28.7 million and $6.0 million of licensing revenue in 1995, 1996 and 1997. (See "- Technology and Patent Licensing" and Item 3. "Legal Proceedings".)

     Other. Since its inception, InterDigital has expended substantial sums to develop its proprietary and patented technologies and establish and upgrade the patent portfolio owned by ITC, to develop and commercialize products delivering the advantages afforded by its technologies and to establish a market for those products. InterDigital had an accumulated deficit of $196.8 million as of December 31, 1997.

B-CDMA Technology and Product Development

     General. InterDigital and its alliance partners are developing a new air interface technology and embodying products based on InterDigital's patented B-CDMA technology and other proprietary technologies. The initial phases of the development effort are oriented towards commercial deployment of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from InterDigital's UltraPhone system. These applications include urban deployment in both developed and developing countries of systems providing high quality voice, high-speed data transfer and multi-media capabilities. It is InterDigital's expectation that the initial B-CDMA wireless local loop product will evolve in successor generations to a more cost-effective product platform and has the inherent design potential to include limited mobility, handset functionality, portability and eventually Personal Communication System ("PCS") applications. InterDigital defines "True PCS(TM)" services as the ability to provide a broad range of communications services to individual users through bandwidth on demand, including Integrated Services Digital Network ("ISDN") and multi-media capabilities in a mobile format.

     InterDigital has applied its proprietary B-CDMA technology in the architecture of its TrueLink wireless local loop product. Unlike conventional multiple access systems which utilize radio sharing techniques based on division of available bandwith into narrow channels and/or time slots, B-CDMA technology distributes multiple, simultaneous conversations and/or data transmissions across a broad segment of radio spectrum. The TrueLink product provides subscribers with access to the public switched telephone network, on demand, for voice, data, facsimile, ISDN, and video/multimedia services.

     The TrueLink system implements a transparent wireless infrastructure which offers telecommunications services in a point-to-multipoint network. It consists of four major network elements: the radio carrier station ("RCS"), the remote network terminal ("RNT"), the radio distribution unit ("RDU"), and the Access Integrator ("AI"). The RCS, the functional base station, connects to the public switched telephone network through either the RDU or the local telephone company's central office via terrestrial links. The RCS transmits to the RNT, which is located on the subscribers' premises and provides the subscriber line interface to telephone equipment. The RCS transmission to the RNT replaces the traditional wireline. Finally, the AI provides administrative and maintenance functions for the system. The TrueLink system is particularly suited for urban and suburban environments.

     Marketing. InterDigital and its alliance partners have started to market the new B-CDMA-based wireless local loop products. InterDigital's B-CDMA technology was demonstrated in Hannover, Germany at the CEBIT telecommunications show in March 1997 and its TrueLink system was unveiled for commercial launch at the CEBIT show in March 1998. InterDigital expects field trials of the TrueLink product to occur during 1998. During 1997, InterDigital had approximately $1.1 million of sales related to the TrueLink product. These sales included B-CDMA ASICs (Application Specific Integrated Circuits) and B-CDMA components sold to alliance partners for their integration into pre-production products.

     Competition. A number of companies, many of which are substantially larger and have substantially greater financial, technical, marketing and other resources than InterDigital, sell or may introduce products which will be competitive with InterDigital's (and its alliance partners') B-CDMA products. In addition, in situations where a potential customer's needs for local loop services favors deployment of wireless technologies, there are many existing and announced terrestrial and satellite -based delivery systems that may be considered. Other manufacturers offer competitive analog and digital wireless local loop systems. Fixed analog and digital cellular systems are also offered to provide service in the local loop. Competitive CDMA technologies are currently being deployed as wireless local loop and cellular applications. At least one company is offering add-on modules which are promoted as having the capability of converting cellular systems into wireless local loop systems. Various consortiums have been announced with the intention of providing satellite based services, in some cases in conjunction with the deployment of new terrestrial infrastructure. When fully deployed, some satellite systems may be directly competitive with InterDigital's (and its alliance partners' B-CDMA technology-based) products. InterDigital believes that, if it and its alliance partners can enter the market ahead of certain of its competitors, its competitive position will be enhanced. While InterDigital believes that its development efforts are likely to give it and its alliance partners this competitive advantage, there can be no assurance that InterDigital will be able to accomplish its goal, either by maintaining its commercialization schedule or otherwise. Further, competitors may be further along in their development efforts than InterDigital is fully aware.

     InterDigital believes that its B-CDMA technology has several advantages as compared to other currently available or developing digital wireless technologies in these applications:

     o Robust Radio Signal. The B-CDMA radio signal is expected to have extremely high immunity to interference and multipath fading because the radio signal is spread over a larger bandwidth (typically 7-15 Mhz at 3.5 and 5 Mhz intervals) than that utilized by other technologies (typically 1-5 Mhz). In addition, the advanced digital signal processing techniques employed in InterDigital's B-CDMA technology implementation are expected to allow a greater portion of a degraded signal to be recovered.

     o Simplified Network Planning. InterDigital's B-CDMA technology allows nearly all available radio frequencies to be utilized in each cell site. This simplifies frequency planning and the process of cell site planning and network expansion as compared to other digital wireless technologies.

     o Bandwidth on Demand. InterDigital expects that its B-CDMA technology will allow operators to offer services supported by bandwidth on demand to their customers. This means that customers can, through a single air interface, readily access a full range of services from basic telephony through ISDN.

     o System Design Flexibility. The B-CDMA air interface technology is being designed to allow product implementations capable of utilizing virtually any currently available voice coding technology. (These technologies utilize varying rates of data transfer, which affects service quality and system capacity). This is expected to allow product developers and operators the ability to balance the competing demands of system capacity and service quality. InterDigital expects that systems utilizing its B-CDMA technology will have higher capacity capabilities at comparable service quality levels as compared to systems utilizing other technologies.

     o Privacy. InterDigital believes that CDMA technologies (both broadband and narrowband) allow more secure transmission than other wireless technologies currently available, making intentional or accidental eavesdropping extremely difficult with commercially available technology.

     B-CDMA Business Strategy. The wireless local loop market can be segmented in two fundamental ways: system service area and sophistication of service features. InterDigital and its alliance partners expect to deploy B-CDMA products in urban and suburban settings, in commercial and residential applications for voice, data, facsimile, ISDN, and video/multimedia services. InterDigital expects that the B-CDMA product will compete with many of the products with which the UltraPhone product has competed (see "- The UltraPhone System Competition and Market") and against other current and future products, some of which purport to offer many of the advantages of InterDigital's B-CDMA technology. InterDigital believes that international demand will be related to the significant worldwide need for additional telephone services, particularly in developing countries which are planning significant infrastructure development and where there are significant numbers of persons not presently served, or served by antiquated systems. Additionally, trends in the privatization of traditional government owned and operated telecommunications organizations are expected to increase demand for wireless systems.

     Backlog. There were no orders on backlog for the TrueLink product at December 31, 1997. To the extent orders are receive during 1998, they are not expected to be substantial.

     Production of Proprietary Products. InterDigital plans to rely primarily on its alliance partners for the initial production of its TrueLink wireless local loop product. The existing agreements with the alliance partners provide a broad framework for such activities but specific production agreements have not been negotiated. There can be no assurance that, in the future, InterDigital will be able to negotiate such contracts or maintain OEM procurement contracts, either at all or on terms favorable to InterDigital. In addition, InterDigital entered into an agreement with Texas Instruments, Inc. to manufacture InterDigital's new integrated chip. InterDigital anticipates that, in the future, such chips may be marketed and sold to differing markets by either Texas Instruments or by InterDigital.

     Technical Standards. InterDigital has and continues to be active in the ongoing standards setting process for third generation mobile products and wireless local loop products sponsored by certain standards setting bodies. InterDigital plans to pursue in the U.S., and to work with Siemens and Alcatel on the international front, in proposing a standard which incorporates elements of B-CDMA technology in third and fourth generation applications. InterDigital will also, through its alliance partners, seek to establish the critical mass which would allow B-CDMA technology to be considered a defacto standard, where appropriate.

The UltraPhone System

     General. The UltraPhone telephone system is an advanced digital telecommunications system, based on TDMA technology, which is designed to provide wireless local loop telephone service as an alternative to conventional wireline systems. It offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency to large numbers of users over a broad region. Utilizing InterDigital's patented TDMA and other proprietary technologies, the UltraPhone telephone system enables its users, which have historically consisted primarily of local Telephone Operating Companies ("TELCOs"), to offer communication services in places where the cost of, or time required for, installing, maintaining or upgrading conventional wireline telephone service supports selection of the UltraPhone system. For these reasons, the UltraPhone telephone system is particularly well-suited for rural areas of developing countries. Sales of UltraPhone systems accounted for approximately 20%, 47% and 86%, respectively, of the total revenues of InterDigital during 1995, 1996 and 1997. Through December 31, 1997, InterDigital has sold over 351 UltraPhone systems worldwide, with aggregate UltraPhone product revenue totaling over $205 million.

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

     The UltraPhone Subscriber Station, which includes a radio with an integral power amplifier, digital circuit card assembly and other components, is installed at or near the subscriber's location. Standard telephone instruments (including multiple extension phones and ancillary instruments such as answering machines, facsimile transmission machines and data modems) are attached to the Subscriber Station by means of standard telephone wiring or telephone jacks. A small antenna located at the Subscriber Station establishes the radio link with the Base Station. The Subscriber Station is powered by standard AC or DC electrical power and has optional battery back-up for power outages. The Subscriber Station is available in several standard configurations, including a single line, fixed unit and a multiple-line fixed unit offered in a 64-line version. InterDigital has also developed a rapidly deployable and transportable version of the fixed UltraPhone Base Station which is designed to provide high quality and private telephone communications in cases of natural disaster, tactical military situations, emergencies and other temporary circumstances.

     Competition and Market. The UltraPhone product competes with wireline and wireless systems which provide basic telephone service in developing nations. It has competed with many of the products that InterDigital expects its TrueLink product to compete with. (See "- B-CDMA Technology and Product Development Competition"). The UltraPhone system has been deployed in applications ranging from remote rural to dense urban areas, but is generally utilized and differentiates itself from competitive products by generally being more cost effective in rural applications where its service features are required. Other technologies, including wireline based systems and wireless systems with smaller service areas than the UltraPhone system, are generally more cost effective and may provide more advanced features in dense urban applications where the UltraPhone system is not typically marketed. Microwave-based wireless systems with larger service areas than the UltraPhone system and which have data transfer capability up to 64 Kilobits per second, are generally more cost effective than the UltraPhone system in more remote rural applications where the UltraPhone system is also not typically marketed.

     Intense price competition exists in the market in which the UltraPhone system competes. Historically, InterDigital has marketed the UltraPhone system at sales prices which generated little, if any, margin. Absent significant cost reduction, which InterDigital is not currently undertaking, margins are not expected to improve. In addition, InterDigital expects that its ability to generate profit margin from UltraPhone sales will be further hampered by the Asian economic crisis, which InterDigital believes has affected its customers and potential customers ability to undertake costly infrastructure projects. On the other hand, the UltraPhone system offers its potential customers a proven product which demonstrates reliability and high quality.

     UltraPhone Business Strategy. InterDigital's UltraPhone Business Strategy is to market to niche markets where the potential for profit exists through strategic partners and a small direct sales force.

     InterDigital's strategy had previously been to solidify its customer base and penetrate additional market segments by reducing UltraPhone system costs, increasing the system's capabilities and enhancing its features. InterDigital introduced higher speed facsimile and data communications capabilities during 1996 and has designed product options for new frequencies of operation. Due to the restructuring of operations to concentrate on the commercialization of B-CDMA, InterDigital is not currently pursuing additional UltraPhone product redesign efforts.

     InterDigital believes that the UltraPhone product can be competitive in selected markets around the world, and intends to concentrate on those niche opportunities where the potential exists to win profitable contracts. InterDigital also intends to continue to service, but not emphasize, the United States market to the extent that the UltraPhone system meets specified requirements. From time to time, InterDigital may pursue partnerships with other telecommunications companies to promote large, multi-year infrastructure program orders of the UltraPhone system. InterDigital's objectives in forming such partnerships would be, among others, to (i) combine applicable expertise and buying power to affect cost reductions in the delivered UltraPhone systems, and
(ii) provide local businesses and governments with economic incentives, as well as solidify InterDigital's competitive position in a particular market by responding to any local requirements for in-country sourcing or labor utilization. There can be no assurance that InterDigital will be able to form any such partnerships or secure any such orders.

     Sales by Geographic Area. Product revenues by geographic area are as follows (in thousands):

                                   1995         1996        1997
                                 -------      -------     -------
Domestic                         $ 2,685      $ 1,958     $ 1,253
Foreign                           13,896       23,016      42,601
                                 -------      -------     -------
                                 $16,581      $24,974     $43,854
                                 =======      =======     =======

     Major Customers. During 1995, InterDigital's Indonesian customer (PT. Telekomunikasi Indonesia) and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of product revenues. During 1996, InterDigital's Philippine customer (Philippine Long Distance Telephone Company) and its Indonesian customer accounted for 56% and 16% of product revenues, respectively. In 1997, InterDigital's Indonesian and Philippine customers represented 75% and 7% of total product revenues, respectively. All of such customer sales represented sales of the UltraPhone product. During 1997, InterDigital began shipping prototype units of the TrueLink product to Siemens. These shipments totaling $1,063,000 are recorded in product revenues as such alliance partner is purchasing these units on a cost plus profit basis.

     Backlog. On May 16, 1997 InterDigital signed a contract with Myanma Posts and Telecommunications, ("MPT") valued at $250 million which is currently not included in backlog. The contract amount includes UltraPhone and B-CDMA systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. Implementation of the ministerial details of the contract is subject to certain Myanmar government approvals as well as financing. InterDigital expects to begin production under the contract once MPT has secured acceptable financing, initial funding is received and all ministerial governmental approvals are received. There can be no assurance that any of these events will occur. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations
- Backlog".) Accordingly, shipments during the first half of 1998 may not occur and, if they do, will not be significant. There were no significant additional orders in backlog at December 31, 1997. At December 1996, InterDigital's backlog of orders for UltraPhone telephone equipment and services was $37.1 million which included $32 million from InterDigital's Indonesian customer.

     Production. InterDigital assembles, integrates and tests the UltraPhone Subscribers and Base Stations using component parts manufactured by various suppliers to InterDigital's specifications. In most but not all instances, component parts could be purchased from several different sources. InterDigital believes that by contracting component part manufacturing to third parties, InterDigital gains significant flexibility to change product designs and avoids capital intensive manufacturing investments. Should InterDigital's relationship with any of its suppliers cease in the future, InterDigital believes that alternative sources of the various component parts are available, although such an event would likely have an adverse impact on shipments to its customers and support activities. In certain instances, critical component parts for the UltraPhone system are purchased from single sources thereby making InterDigital dependent upon those sources. In addition, InterDigital has entered into a technology transfer agreement under which Samsung is licensed to produce UltraPhone systems and may thereby become a potential supplier to InterDigital.

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

     InterDigital has, in the past, been able to comply with all technical and acceptance standards necessary to consummate sales and intends, in the future, to take such steps as are prudent and necessary, depending upon the circumstances, to meet technical and other standards prescribed by UltraPhone system customers or applicable to orders received.

Product Development; Engineering Services

     As of February 28, 1998, InterDigital employed approximately 90 people as part of its B-CDMA technology development, and additionally utilizes the efforts of outside engineering resources and engineering contributions from its partners. InterDigital's second and third phases of B-CDMA technology development and product commercialization may require substantially more technical and administrative support and will require additional marketing resources and higher levels of sustained efforts for the next several years. InterDigital presently expects that, after completion of its planned Version 3.0 product, its alliance partners will increasingly seek to differentiate their B-CDMA product from each others' through separate proprietary development efforts and that InterDigital will thereby substantially devote its engineering efforts to technology development with productization taking on a lesser role in its engineering activities. The recruitment of personnel with technical expertise in CDMA development is highly selective and competitive. While InterDigital believes that it will be able to attract and retain such highly qualified personnel, the failure to do so could hamper the B-CDMA development effort.

     As of February 28, 1998, InterDigital employed approximately 23 people and engaged additional outside resources as part of its TDMA engineering and UltraPhone system development projects. Due to the restructuring of operations to focus on B-CDMA technology development and production, InterDigital has begun to transition some of this engineering resource to its B-CDMA development activities.

     InterDigital has expensed $9.7 million, $21.6 and $24.2 million during 1995, 1996 and 1997, respectively, related to all of its development efforts for both TDMA and B-CDMA based product development. InterDigital has taken some measures to increase the efficiency of its B-CDMA engineering efforts through common management and integration of the engineering teams. InterDigital intends to attempt to satisfy its increasing need for engineering resources through, among other things, further alliance relationships.

Alliance Agreements

     Siemens. On December 16, 1994, InterDigital entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance, and again in March 1998 in connection with the Alcatel alliance. (See "- Alliance Agreements" below).

  As partial consideration for the rights and licenses granted by InterDigital, Siemens agreed to pay $20 million, of which $15.1 million was paid in cash, with the remaining payment offset against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. In accordance with accounting requirements, InterDigital recognized the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995, 1996 and 1997, InterDigital recognized $13.6 million, $4.8 million and $1.6 million, respectively of the revenue under this agreement based on the progress of the completed work.

     Under the UltraPhone OEM Purchase Agreement, Siemens is obligated to purchase its requirement of wireless local loop products for certain specified applications from InterDigital on an OEM basis through December 1999. Certain affiliates of Siemens have also been granted the right, but are not obligated, to purchase products from InterDigital on an OEM basis under the agreement.

     Under the TDMA/CDMA Development Agreement, Siemens is providing technical assistance to InterDigital in the commercialization and deployment of InterDigital's B-CDMA technology. Under the agreement, as amended, InterDigital grants to Siemens certain royalty-bearing licenses under B-CDMA technology created under the B-CDMA development project. Siemens is obligated to pay to InterDigital a royalty on all Siemens sales of B-CDMA equipment world-wide which incorporate B-CDMA ASICs or otherwise incorporate B-CDMA know-how. Siemens also grants back to InterDigital certain royalty-free licenses under Siemens technology useful in connection with the B-CDMA development project.

     Prior to the amendments, certain of these licenses granted to Siemens were exclusive. As part of the Samsung transaction, Siemens, in exchange for certain mutual consideration, agreed to amend its exclusive rights, permitting InterDigital to grant licenses to Samsung under B-CDMA know-how created under the B-CDMA development project. As part of the Alcatel transaction, Siemens, in exchange for certain consideration, among it a reduction in the running royalty rate on Siemens sale of B-CDMA equipment, agreed to convert its exclusive licenses to non-exclusive licenses. Siemens also has the option to purchase B-CDMA ASICs and products from InterDigital. InterDigital, among other things, maintains the right to sell ASIC chips to other telecommunications manufacturers and/or license certain specified non-ASIC specific technology and know-how embodied in the B-CDMA systems, together with ASIC applications know how. Under the Patent License Agreement, InterDigital has granted Siemens a non-exclusive, world-wide, paid-up, perpetual license for the life of InterDigital's TDMA and B-CDMA patents, and Siemens has granted InterDigital a reciprocal, non-exclusive, world-wide, paid-up, perpetual license for the life of Siemens TDMA and CDMA patents.

     Samsung. On February 9, 1996, InterDigital entered into a series of agreements with Samsung and amended its agreements with Siemens, continuing the implementation of its alliance strategy. Under the various agreements, Samsung made up-front payments to InterDigital in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, InterDigital made, via offset certain payments to Siemens, which in turn, committed to provide additional technical assistance to InterDigital. (See
Note 4 of the Notes to Consolidated Financial Statements.) The net up-front amount received by InterDigital, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of InterDigital's B-CDMA technology.

     Samsung has received from InterDigital royalty-bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. The agreements give Samsung the right to manufacture and sell privately labeled UltraPhone systems.

     InterDigital recognized $23 million of the Samsung payments as revenue during 1996 and $2.8 million as revenue during 1997. The balance of the revenue of $6.2 million is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort.

     Alcatel. On March 12, 1998, InterDigital entered into an Agreement with Alcatel covering B-CDMA technology development, CDMA patent licensing, trademark licensing, product development, technology transfer, standards support and other areas of cooperation. Under the terms of the Agreement, Alcatel will be licensed under InterDigital's B-CDMA patents and know-how as well as certain InterDigital trademarks.

Alcatel will purchase its requirements of B-CDMA ASICs from either InterDigital or InterDigital's designated vendor for embedding into certain wireless platforms developed and marketed by Alcatel. In addition, Alcatel agreed to pay a technology transfer and services fee valued at approximately $25 million. Of this fee, $5.4 million was paid in March 1998. An additional $12.6 million is expected to be paid in the 1998-1999 time frame, based on the achievement of certain product development and commercialization milestones. The remaining fee is expected to be paid in conjunction with purchases of B-CDMA ASICs through December 31, 2003. As part of the transaction, Alcatel was also granted an option to purchase $22 million in InterDigital common stock on terms and conditions to be negotiated. The exercise of this option may be dependent on the receipt of certain InterDigital corporate approvals.

     The Agreement provides that InterDigital and Alcatel will work together to develop enhanced wireless packet data handling capabilities for B-CDMA technology and establishes a framework for joint development of third generation applications based on B-CDMA technology. The Agreement also states that Alcatel, with the support of InterDigital and InterDigital's other alliance partners, will take an active role in promoting the adoption by the leading worldwide standards bodies for wireless local loop standards and the incorporation of principal elements of B-CDMA technology in to third and fourth generation mobile applications standards.

Technology and Patent Licensing

     General. InterDigital's patents, patent applications and rights to file patent applications on certain future inventions are owned by ITC, a wholly-owned subsidiary of InterDigital Patents Corporation ("Patents Corp."), a wholly-owned subsidiary of InterDigital. ITC currently holds approximately 96 United States and approximately 301 foreign patents relating specifically to digital wireless radiotelephony technology (both TDMA and CDMA) which expire at various times beginning in 2004 and ending in 2018. ITC also has approximately 38 other patents, both in the United States and in foreign countries, and has filed approximately 67 United States and approximately 221 foreign patent applications relating primarily and variously to the CDMA and TDMA technologies. ITC's patents have effective terms of up to 20 years from the date of their first filing.

     In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. If any such third party successfully asserts that certain of InterDigital's patent claims are not valid or do not cover their products, InterDigital's licensing potential and revenues could be adversely affected. In addition, in the normal course of business, third parties have asserted, and may assert in the future, that InterDigital is engaged in the infringing use of a third party's patents or proprietary technology. If any such third party successfully asserts that InterDigital is engaged in any such infringing use, InterDigital may be required to contest the validity of such patents or proprietary technology, to acquire licenses to use the patented or proprietary technology and/or to redesign InterDigital's products to avoid further infringement. The cost of enforcing and protecting the patent portfolio or defending InterDigital against infringement claims can be significant.

     Patent Licensing Activities. ITC has undertaken a comprehensive licensing program, the ultimate objective of which is the realization of licensing revenues from its patent portfolio. ITC generally seeks to license its patents on reasonable terms and conditions, including reasonable royalty rates. ITC believes that making its patented digital wireless technologies available to third parties will provide a potentially significant source of revenue. In 1990, the initial digital cellular telephone standard known as IS-54 employing TDMA technology was jointly adopted by the Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA") as an interim standard. ITC believes that, in many instances, licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with the TIA/EIA/IS-54-B Cellular System Dual-Mode Mobile Station-Base Station Compatibility Standard (the "IS-54-B Standard") and the 800 MHz Cellular System, TDMA Radio Interface, Dual-Mode Mobile Station - Base Station Compatibility Standard (the "IS-136 Standard"). In addition, InterDigital believes that in many instances licenses under its patents are required in order for third parties to manufacture and sell equipment in compliance with certain other TDMA-based standards currently in use worldwide. Those standards include but are not limited to the Global System for Mobile

Communication ("GSM"), the Japanese Digital Cellular Standard ("JDC"), Digital Enhanced Cordless Telephone ("DECT") and Personal Handyphone System ("PHS"). Currently, numerous manufacturers supply digital cellular equipment conforming to such standards.

     At December 31, 1997, ITC had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network Systems ("HNS"), American Telephone & Telegraph Company, Siemens AG, Matsushita Electric Industrial Co. Ltd., Sanyo Electric Co., Ltd., Pacific Communications Systems Inc., Mitsubishi Electric Corporation, Hitachi Ltd., Kokusai Electric Co., NEC Corporation, OKI Electric Industry Ltd., and Samsung. The OKI agreement was the result of a settlement of litigation filed by ITC in 1993. The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation. Certain of InterDigital's licensees have also stated, among other things, that the outcome of a prior litigation over ITC's patents materially impacts the royalties due under their license agreements. While InterDigital believes that these positions are meritless, the positions taken by ITC's licensees may impact ITC's ability to generate recurring licensing revenue under the existing agreements. ITC's licensing opportunities are also affected by the increasing concentration of the industry, particularly as to infrastructure, which results in a substantial portion of the licensing opportunities being concentrated in a small number of manufacturers who are generally opposing the validity of ITC's patents in multiple forums.

     In 1994, ITC also entered into a CDMA cross-license agreement with Qualcomm Incorporated to settle litigation filed in 1993. In return for a one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, royalty free, worldwide license to use and sublicense certain specified and then existing ITC CDMA patents (including related divisional and continuation patents) to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense certain of ITC's licensed CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payment to ITC. Neither ITC's patents concerning cellular overlay and interference cancellation nor its current inventions are licensed to Qualcomm. Under the settlement, Qualcomm granted to InterDigital a royalty-free license to use and to sublicense the patent that Qualcomm had asserted against InterDigital and a royalty-bearing license to use certain Qualcomm CDMA patents in InterDigital's B-CDMA products, if needed. InterDigital does not believe that it will be necessary to use any of such royalty-bearing or non-licensed Qualcomm patents in its B-CDMA system. In addition, Qualcomm agreed, subject to certain restrictions, to license certain CDMA patents on a royalty bearing basis to those InterDigital customers that desire to use Qualcomm's patents. The license to InterDigital does not apply to IS-95-type systems, or to satellite systems. Certain of Qualcomm's patents, relating to key IS-95 features such as soft and softer hand-off, variable rate vocoding, and orthogonal (Walsh) coding, are not licensed to InterDigital.

  Patent Litigation

     Ericsson. In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District

Court for the Northern District of Texas (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

     In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericssons Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. InterDigital and ITC intend to vigorously defend the Texas action.

     Patent Oppositions. ITC has filed patent applications in numerous foreign countries. ITC is and expects from time to time to be subject to challenges with respect to its patents and patent applications in foreign countries. Typical of the processes involved in the issuance of foreign patents, Philips Patentverwaltung GmbH ("Philips"), Alcatel SEL AG ("Alcatel") and Siemens each filed petitions in the German Patent Office seeking to revoke the issuance of ITC's basic German TDMA system patent granted on June 28, 1990. In October 1993, after formal opposition proceedings, the German Patent Office confirmed the validity of the ITC basic German system patent. An appeal was filed by Philips, Alcatel SEL and Siemens and additional arguments have been made based upon prior art not previously considered by the patent office. Siemens has since withdrawn from the proceeding. Formal hearings were held by the German Federal Patent Court in June and in November 1996. At the close of the hearings, the Court maintained the patent with certain modifications. Alcatel SEL and Phillips have appealed the German Federal Patent Court's decision to the German Superior Court; however, in March 1988, Alcatel SEL and Phillips withdrew their appeals, making the decision of the German Federal Patent Court final. ITC intends to vigorously defend its patents. However, if any of ITC's patents are revoked, ITC's patent licensing opportunities in the relevant foreign countries, and possibly in other countries, could be materially and adversely affected.

Government Regulation and Industry Standards

     The telecommunications industry in general is subject to continued regulation on the federal, state and international levels. The sale of telecommunications equipment, such as the UltraPhone telephone system, is regulated in the United States and in many foreign countries, primarily to ensure compliance with federal technical standards for interconnection, radio emissions and non-interference (i.e. type acceptance of a particular product). InterDigital generally designs and builds UltraPhone equipment, and intends to design and have built TrueLink systems, in accordance with such industry regulations and standards as may be appropriate.

Employees

  As of February 28, 1998, InterDigital had approximately 205 full-time employees. In addition, the services of consultants and part-time employees are utilized. None of InterDigital's employees are represented by a collective bargaining unit. A breakdown of InterDigital's full-time employees by functional area is as follows:


                                                Number Of
       Functional Area                          Employees
       ---------------                          ---------
    Sales and Marketing                             10
    Customer Support                                15
    Manufacturing                                   24
    Research and Development                       112
    Patent Licensing                                 4
    Corporate and Administration                    40
                                                   ---
      Total                                        205
                                                   ===

Executive Officers of InterDigital

     The Executive Officers of InterDigital are:

       Name                Age                Position
       ----                ---                --------
William A. Doyle           48     President and Director
Howard E. Goldberg         52     Executive Vice President, General Counsel and Secretary
Mark Lemmo                 40     Executive Vice President, Engineering & Product Operations
Joseph Gifford             52     Executive Vice President, Business Development
Charles "Rip" Tilden       44     Executive Vice President, Communications and Strategic Planning
D. Ridgely Bolgiano        65     Vice President, Chief Scientific Officer, President of InterDigital
                                  Patents Corp and Director

     William A. Doyle, a director of InterDigital since May 1996, has served as President of InterDigital since November 1994. Previously, Mr. Doyle had been Executive Vice President and Chief Administrative Officer from February 1994 to November 1994 and Vice President from March 1991 to February 1994. He also served as InterDigital's General Counsel and Secretary from March 1991 to December 1994.

     Howard E. Goldberg was promoted to Executive Vice President, General Counsel and Secretary in May 1995 from his prior position of Vice President, General Counsel and Secretary which he held since December 1994. In conjunction with his responsibilities as Executive Vice President, Mr. Goldberg also maintains principal responsibilities for strategic alliances and intellectual property business development. Prior to 1994, Mr. Goldberg served InterDigital as a lawyer in various consulting and full time employment capacities from April 1993, including the position of Vice President - Legal Affairs and Associate General Counsel.

     Mark Lemmo was promoted to Executive Vice President, Engineering & Product Operations in October 1996. Previously, Mr. Lemmo had been Vice President-Sales and Marketing since June 1994 and Vice President of Engineering from August 1991 to June 1994.

     Joseph Gifford was elected Executive Vice President, Business Development in April 1997. Prior to joining InterDigital Communications Corporation, Mr. Gifford was employed at Motorola from August 1993 to April 1997, where he was responsible for business development in the Wireless Access Systems Division.

     Charles "Rip" Tilden was named Executive Vice President, Communications and Strategic Planning of the Company in March 1998. Prior to that, he held the positions of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, PA, an office products and paper distribution company, since December 1994. Before moving to Alco Standard, Mr. Tilden was Vice President, Communications for GenCorp in Akron, OH, an aerospace defense, automotive and polymer products company from 1988 to 1994.

     D. Ridgely Bolgiano has been a director of InterDigital since 1981. He became InterDigital's Vice President and Chief Scientist Officer in April 1984, and has been affiliated with InterDigital in various capacities since 1974. Mr. Bolgiano has served as President of Patents Corp. since May 1996.

     InterDigital's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified.

Item 2. PROPERTIES

     InterDigital owns one facility, subject to a mortgage, with an aggregate of approximately 50,000 square feet of office, development, warehousing and assembly facilities in King of Prussia, Pennsylvania. (See Note 10 of the Notes to Consolidated Financial Statements.) In December 1996, InterDigital entered into a five year lease for approximately 67,000 square feet of office and development facilities in Melville, New York. This facility is the primary location for InterDigital's B-CDMA development activities. (See Note 9 of the Notes to Consolidated Financial Statements.) In the event of a substantial increase in sales, additional production and/or warehousing facilities may be required.

Item 3. LEGAL PROCEEDINGS

     On November 7, 1994, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against InterDigital and a former chief executive officer of InterDigital alleging certain violations of the disclosure requirements of the federal securities laws and seeking damages on behalf of shareholders who purchased InterDigital's stock during the class period stated to be March 31, 1994 to August 5, 1994. The alleged violations related to the disclosure of three proposed financing transactions: (1) a revised financing offered through Prudential Securities Incorporated; (2) a Purchase Agreement entered into on March 11, 1994 between InterDigital and a proposed purchaser to sell $30 million of InterDigital's discounted common stock and warrants, and a related $3 million loan to InterDigital; and (3) a $25 million loan to InterDigital from Oregon Financial Group, Inc.. This action sought damages on behalf of shareholders who purchased InterDigital's stock during a class period purportedly extending from March 31, 1994 to August 5, 1994. The case was settled in July 1996 and the settlement was approved by the District Court in December 1997. Such settlement had and is expected to have no material effect on InterDigital's results of operations or financial position.

     InterDigital is additionally both plaintiff and defendant in certain litigation relating to its patents. (See Item 1. "Business-Technology and Patent Licensing" of this Form 10-K.)

     In addition to litigation associated with patent enforcement and licensing activities and the litigation described above, InterDigital is a party to certain other legal actions arising in the ordinary course of its business. Based upon information presently available to InterDigital, InterDigital believes that the ultimate outcome of these other actions will not materially affect InterDigital.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of the high and low sales prices of InterDigital's Common Stock as reported by the American Stock Exchange.


                                        High                        Low
                                        ----                        ---
     1997
        First Quarter                   7 7/16                     5 1/4
        Second Quarter                  6 15/16                    4 1/2
        Third Quarter                   6 5/16                     4 15/16
        Fourth Quarter                  5 9/16                     2 13/16


                                        High                        Low
                                        ----                        ---
     1996
        First Quarter                  10 3/8                      7 5/16
        Second Quarter                 11 1/4                      7 9/16
        Third Quarter                   8 7/8                      6 3/16
        Fourth Quarter                  7 13/16                    5 7/16


     As of March 6, 1998, there were approximately 2,529 holders of record of InterDigital's Common Stock.

     InterDigital has not paid cash dividends on its Common Stock since inception. It is anticipated that, in the foreseeable future, no cash dividends will be paid on the Common Stock and any cash otherwise available for such dividends will be reinvested in InterDigital's business. The payment of cash dividends will depend on the earnings of InterDigital, the prior dividend requirements on its remaining series of Preferred Stock and other Preferred Stock which may be issued in the future, InterDigital's capital requirements and other factors considered relevant by the Board of Directors of InterDigital.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

                                                          1993         1994        1995         1996          1997
                                                        --------     --------     -------     --------      --------
Consolidated Statement of Operations Data
  (in thousands, except per share data)

  Revenues:
      Product and Services                              $ 11,748     $ 20,086     $16,581     $ 24,974      $ 43,854
      Licensing and Alliance                                  --       28,709      67,693       28,719         5,982
      Contract services                                    1,551        1,171         681           --            --
                                                        --------     --------     -------     --------      --------
  Total revenues                                          13,299       49,966      84,955       53,693        49,836
  Income (loss) from continuing operations               (32,929)     (13,753)     34,605      (11,644)      (34,267)
  Discontinued operations                                 (1,728)        (295)         --           --            --
  Net income (loss) before preferred dividends           (34,657)     (14,048)     34,605      (11,644)      (34,267)
  Net income (loss) applicable to common shareholders   $(34,939)    $(14,330)    $34,340     $(11,904)     $(34,523)
                                                        ========     ========     =======     ========      ========
  Net income (loss) per share - Basic:
     Continuing Operation                               $  (1.05)    $  (0.37)    $  0.78     $  (0.26)     $  (0.72)
     Discontinued Operation                                (0.06)       (0.01)         --           --            --
                                                        --------     --------     -------     --------      --------
  Net income (loss) per common share - Basic            $  (1.11)    $  (0.38)    $  0.78     $  (0.26)     $  (0.72)
                                                        ========     ========     =======     ========      ========
  Weighted average number of shares
    outstanding - Basic                                   31,515       37,463      43,925       46,462        48,166
                                                        ========     ========     =======     ========      ========
  Net income (loss) per share - Diluted:
     Continuing Operation                               $  (1.05)    $  (0.37)    $  0.74     $  (0.26)     $  (0.72)
     Discontinued Operation                                (0.06)       (0.01)         --           --            --
                                                        --------     --------     -------     --------      --------
  Net income (loss) per common share - Diluted          $  (1.11)     $ (0.38)    $  0.74     $  (0.26)     $  (0.72)
                                                        ========     ========     =======     ========      ========
  Weighted average number of shares
    outstanding - Diluted                                 31,515       37,463      46,503       46,462        48,166
                                                        ========     ========     =======     ========      ========
Operations and Other Data:
  Number of UltraPhone systems sold                           10           34          25           49            66
  Number of UltraPhone subscriber stations sold            2,304        8,570       5,474       10,764        23,430


                                                          1993         1994        1995         1996          1997
                                                        --------     --------     -------     --------      --------
Consolidated Balance Sheet Data (in thousands):


  Cash and cash equivalents(1)                          $  8,211     $  6,264   $   9,427    $  11,954     $  17,828
  Short Term Investments                                      --           --      55,060       43,063         7,976
  Working capital                                          8,064       10,118      59,008       57,076        22,902
  Total assets                                            32,326       43,830      83,167      112,636        69,363
  Short-term debt(2)                                         256          233         430          790           869
  Long-term debt                                             650          520         631        4,221         3,591
  Accumulated deficit                                   (170,335)    (184,665)   (150,325)    (162,229)     (196,752)

  Total shareholders' equity(3)                           14,004       14,872      62,440       72,507        38,505

----------

(1)  Including $2,424,000, $471,000, $1,200,000, $204,000 and $193,000 of
     restricted cash as at December 31, 1993, 1994, 1995, 1996 and 1997, respectively. See Note 2 to "Notes to Consolidated Financial Statements".

(2)  Includes the current portion of long-term debt.

(3) InterDigital has not declared or paid any dividends on the Common Stock since its inception.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, InterDigital introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. InterDigital's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system. During 1993, 1994 and 1995, UltraPhone system revenues were significantly lower than in 1992; losses increased significantly in 1993 and 1994 as a result of the decline in UltraPhone revenues and gross margins and other increases in costs, such as the increased investment in B-CDMA research and development, engineering of product redesigns and enhancements, the increase in litigation costs and the costs associated with enforcement of ITC's intellectual property rights.

     During 1994, InterDigital began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and entered into its first major alliance, with Siemens. InterDigital recognized $28.7 million of licensing revenue, representing over 57% of total revenues for 1994. During 1995, InterDigital recognized $67.7 million of licensing and alliance revenue enabling InterDigital to report its first profitable fiscal year since its inception. InterDigital was profitable in the first and second quarters of 1995 and unprofitable in the third and fourth quarters of 1995. During 1996, InterDigital completed its second major alliance with Samsung, and recognized $28.7 million of licensing and alliance revenue which represented 53% of the total revenues for 1996. Again in 1996, InterDigital was profitable in the first and second quarters and unprofitable in the third and fourth quarters. The variability of 1995 and 1996 quarterly operating results was due to the revenue related to up-front, non-refundable payments pursuant to license and alliance agreements. In 1997, InterDigital was unprofitable, primarily due to substantially increased investment in the development of its B-CDMA technology. It recognized $49.8 million in revenues, of which $4.4 million was derived from licensing revenue from its alliance partners, and $1.6 million of recurring royalty fees from one licensee, and $43.8 million from its product operations. In March 1998, InterDigital entered into its third alliance with Alcatel under which agreement Alcatel agreed, among other things, to pay InterDigital $25 million in technology transfer and services fees. InterDigital expects to receive such payments over a period of time through 2003. (See Item 1. "Business - Alliance Agreements".) InterDigital expects the variability in licensing and alliance revenues and, consequently, its cash flow to continue until significant recurring royalties are received under the applicable agreements.

     InterDigital's expectation as to its ability to generate revenue related to licensing and alliance activities is forward looking in nature and, as such, is inherently subject to risks and uncertainties and is dependent upon various factors or events, among others detailed elsewhere in this Annual Report, including InterDigital's participation in the continued joint development effort with its alliance partners, the ability to enter into additional alliances and/or new licenses for InterDigital's patents and other intellectual property, the extent to which and when current and new licensees ship product that utilizes the licensed technology and the licensee's ability or willingness to pay the applicable license or royalty fees. Revenues and other business prospects could also be adversely impacted by adverse decisions in InterDigital's outstanding and any future intellectual property rights litigation or other patent-related proceedings, including but not limited to, any non-issuance of ITC's patent applications or declaration of invalidity or declaration of non-infringement of ITC's patents. (See Item 1. "Business", "- Statement Pursuant to the Private Securities Litigation Reform Act of 1995" below and Notes 1, 3, 4 and 5 to "Notes to Consolidated Financial Statements".)

     InterDigital also expects to continue to derive revenues from its product operations. InterDigital's ability to derive future revenue from product sales will be affected by, among other factors detailed elsewhere in this Annual Report, the intensified competition for sales of wireless local loop telephone systems. (See Item 1. "Business" and "- Statement Pursuant to the Private Securities Litigation Reform Act of 1995" below.) Competing products and technologies have proliferated and competitors, many of which have significantly greater resources than InterDigital, are more actively promoting their products in InterDigital's target markets at prices more favorable than those offered by InterDigital. In spite of this competitive environment, InterDigital increased UltraPhone system revenues in 1997 compared to 1996 by over 71% to nearly $43 million. These successes were achieved by lowering UltraPhone system prices, offering the UltraPhone system in conjunction with alliance partners, focusing on larger scale telecommunications infrastructure programs and successfully marketing to InterDigital's existing customer base in Indonesia. From mid-1997, however, the Asian monetary crisis adversely affected InterDigital's ability to market the UltraPhone system in many of the markets where it has historically focused. In addition, emerging wireless local loop opportunities have been at drastically reduced prices primarily due to the introduction of lower priced competitive products, including the DECT products. Moreover, telecommunication operators have increasingly demanded that suppliers offer advanced features not currently available in the UltraPhone system, such as dual lines and faster data rates. Because of the changes in the wireless local loop marketplace as well as InterDigital's refocus of its resources on B-CDMA development, InterDigital has discontinued its re-engineering efforts directed at cost reduction and product enhancement of the UltraPhone system. Although InterDigital is not actively pursuing many such wireless local loop opportunities that might have previously been considered for the UltraPhone system, InterDigital intends to continue to market the UltraPhone system indirectly to such opportunities through its alliance partners and directly on a selective basis in rural niche markets where the potential for profit exists and through post contract add-ons and systems expansions and servicing and follow on orders.

     In addition to the effects of varying selling prices and product materials costs, InterDigital's gross profit margin ratios on product sales have been affected by the relative proportions of direct and distributor sales, by the average number of subscribers and clusters per system sold, by its ability to absorb manufacturing overhead costs through generation of sufficient production volume, and by the field service costs for installation, warranty, training and post-sale support. Consistent with industry practices, distributor commissions have been included in both revenues and cost of sales. Historically, InterDigital's gross profit margin from UltraPhone system sales has been inadequate to support its operating and other expenses. The low sales volumes experienced in recent years have resulted in production volumes which were inadequate to fully absorb fixed production overhead costs, producing negative gross margins.

     InterDigital has evaluated its information technology infrastructure for Year 2000 compliance. InterDigital does not expect that the cost to modify such infrastructure to Year 2000 compliance will be material to its financial condition or results of operations. InterDigital does not anticipate any material disruption in its operations as a result of any failure by InterDigital to be in compliance. InterDigital does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of InterDigital's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, InterDigital's business or operations could be adversely affected.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     InterDigital had working capital of $22.9 million at December 31, 1997 compared to working capital of $57.1 million at December 31, 1996. The decrease in working capital since December 1996 is due primarily to $27.2 million of cash used in operations and $3.5 million of cash used to purchase property and equipment. InterDigital had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating losses. From the fourth quarter of 1994 through the second quarter of 1996, InterDigital generated cumulative operating profits and substantially strengthened its cash position through its alliance and licensing transactions. During the third and fourth quarters of 1996 and during all of fiscal 1997, InterDigital again experienced operating losses which more than offset the operating revenues from operations.

     In recent years, foreign sales have represented a majority of the sales of UltraPhone systems, and it is anticipated that foreign sales will represent a majority of product system sales for the foreseeable future. UltraPhone system sales have, on a historical basis, varied significantly from quarter to quarter due to the concentration of revenues from InterDigital's largest customers over a few fiscal quarters. (See Note 5 to

"Notes to Consolidated Financial Statements".) Additionally, InterDigital expects that it may continue to experience significant fluctuations in quarterly and annual revenues and operating results due to variations in the amount and timing of license and alliance-related revenue. Accordingly, InterDigital's cash flow is expected to be under continued pressure and may fluctuate significantly for the foreseeable future.

     Demands on working capital in 1998 and beyond are expected to be significant. InterDigital expects to aggressively support its B-CDMA technology development efforts to commercialize its technology as soon as possible. As the commercial development effort for the current product nears completion, substantial additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Further, the cost of prosecuting patent applications worldwide, defending the validity of ITC's patents, and litigating patent infringement actions related to ITC's patents can be substantial.

     InterDigital's working capital requirements will depend on numerous additional factors, including but not limited to the success of the Siemens, Samsung and Alcatel relationships and the broader alliance strategy, the level of demand and related margins for products, and the ability to generate license fees and royalties. In addition, when InterDigital builds to specification to complete an order, it traditionally experiences negative cash flows from inception of its production ordering through customer payment at the time of, or increasingly subsequent to, order shipment. If InterDigital were to experience additional sudden and significant increases in orders to be built to specification, it would intensify the need for significant short to intermediate term financing arrangements, which may or may not be available to InterDigital.

     Accordingly, InterDigital has investigated and expects that it will, at some future date, require additional debt or equity capitalization to fully support its technical and product development and to fund its patent enforcement activities. InterDigital does not presently maintain bank lines of credit and may therefore, in such event, seek to meet such needs through the sale of debt or equity securities. There can be no assurances that InterDigital will be able to sell any such securities, or, if it can, that it can do so on terms acceptable to InterDigital. Notwithstanding the above, InterDigital's management believes that cash on hand, cash expected under the Alcatel Agreement and cash expected from other operations will be sufficient to sustain operations through 1998.

     InterDigital believes that its investment in inventories and non-current assets are stated on its December 31, 1997 balance sheet at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in InterDigital's on-going business activities, and InterDigital believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, InterDigital believes that the value of its patents is at least equal to the value included in the December 31, 1997 balance sheet.

Changes in Cash Flows and Financial Condition:

     InterDigital has experienced negative cash flows of $23.8 million from operations during 1997. The negative cash flows from operations are primarily due to expenses incurred for B-CDMA technology development, UltraPhone production and marketing and InterDigital's general and administrative activities.

     Net cash flows from (used by) investing activities for 1997 include investments in property and equipment of $3.5 million and additions to patents of $966,000. Also included in net cash flows from (used by) investing activities is InterDigital's withdrawal of $35.1 million of funds previously invested in short-term, highly liquid securities.

     During 1997, InterDigital experienced negative cash flows of $738,000 from financing activities. The funds were primarily used for payment of long term debt.

     Cash and cash equivalents of $17.8 million as of December 31, 1997 includes $193,000 of restricted cash. Short term investments of $8.0 million as of December 31, 1997 were held by InterDigital Finance Corporation, a wholly owned subsidiary of InterDigital. Accounts receivable of $3.1 million at December 31, 1997 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of December 31, 1997, $1 million has been collected through March 6, 1998.

     Inventory levels have decreased at December 31, 1997 to $12.3 million from $13.9 million as of December 31, 1996, reflecting the completion of shipments on the Indonesian contract partially offset by the build up of inventory for the expected contract with MPT. Inventories at December 31, 1996 and December 31, 1997 are stated net of valuation reserves of $5.9 million and $5.6 million, respectively.

     Included in other accrued expenses at December 31, 1997 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the revenues from each revenue category as a percentage of total revenues and gross margins from product sales:

                                              As a % of Total Revenues
                                        -------------------------------------
                                              Year Ended December 31,
                                        -------------------------------------
                                        1995             1996            1997
                                        ----             ----            ----
Revenues:
  Product Revenues                      19.5 %           46.5 %          88.0%
  Licensing and Alliance                79.7             53.5            12.0
  Contract Services                      0.8               --              --
                                       -----            -----           -----
      Total Revenues                   100.0 %          100.0 %         100.0%
                                       =====            =====           =====
Product Gross Margins                   (8.1)%           (9.6)%           4.4%
                                       =====            =====           =====


1997 Compared With 1996

     Total Revenues. Total revenues in 1997 decreased 7.2% to $49.8 million from $53.7 million in 1996 due to the significant decrease in licensing and alliance revenue in 1997 partially offset by an increase in product revenues of 75.6% to $43.8 million from $25.0 million in 1996. Licensing and alliance revenue of $6.0 million in 1997 included $2.8 million of alliance revenue from Samsung, the final $1.6 million of alliance revenue recognized on the Siemens agreement and $1.6 million of recurring royalty fees from one licensee. In 1996, License and alliance revenue of $28.7 million included $23.0 million of alliance revenue from Samsung, $4.8 million of alliance revenue recognized on the Siemens agreements and $900,000 of recurring royalty fees from one licensee.

     Cost of Product Revenue. The cost of product sales in 1997 revenue increased 53.1% to $41.9 million from $27.4 million in 1996. This increase is due primarily to the increase in product revenues. InterDigital achieved sufficient product revenue to substantially absorb manufacturing overhead costs resulting in a 4.4% positive gross margin compared to a negative 9.6% gross margin in 1996.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 55.5% to $7.3 million during 1997 as compared to $4.7 million in 1996. The increase is primarily due to increased product marketing efforts and increased participation in trade shows, increased sales commission and an increase in activity levels including costs associated with InterDigital's B-CDMA based product.

     General and administrative expenses for 1997 increased 10.6% to $12.3 million from $11.1 million in 1996. The increase is due primarily to an increase in amortization of patents as well as an increase in expenses related to the protection and exploitation of InterDigital's patents portfolio and corporate communications activity.

     Product development expenses increased 12.2% in 1997 to $24.2 million from $21.6 million in 1996. Staff and activity levels devoted to the development of the B-CDMA technology increased significantly.

     Other Income and Expense. Interest expense for 1997 was $410,000 as compared to $271,000 for 1996. Interest expense for 1997 includes $225,000 of mortgage interest on InterDigital's King of Prussia property which was purchased in 1997 and $180,000 of interest on leases. In 1996, mortgage interest was $124,000 and interest on leases was $135,000.

     Interest income for 1997 decreased 50.1% to $2.1 million from $4.2 million in 1996. InterDigital had substantially lower average invested cash balances during 1997 as compared to 1996.

     Minority Interest. In December 1992, InterDigital sold 5.76% of the common shares of Patents Corp., which had, prior thereto, been a wholly-owned subsidiary of InterDigital. InterDigital recorded an increase in minority interest in the second quarter of 1996 of $4,000. During September 1996, InterDigital reacquired the minority interest of Patents Corp. in exchange for shares of InterDigital's Common Stock and will therefore no longer record a charge for minority interest.

1996 Compared With 1995

     Total Revenues. Total revenues in 1996 decreased 37% to $53.7 million from $85.0 million in 1995 due to the decrease of $38.9 million in licensing and alliance revenue in 1996 partially offset by an increase in UltraPhone product revenues of 51% to $25.0 million from $16.6 million in 1995. License and alliance revenue of $28.7 million in 1996 included $23.0 million of alliance revenue from Samsung, $4.8 million of alliance revenue recognized on the Siemens agreements and $900,000 of recurring royalty fees from one licensee. Licensing and Alliance revenues for 1995 resulted from license agreements with Mitsubishi, NEC, Hitachi, Kokusai, PCSI and Sanyo. (See Item 1. "Business - Technology and Patent Licensing".) The remaining License and alliance revenue for 1995 represents the recognition of $13.6 million of revenue associated with the Siemens alliance. (See Item 1. "Business - Alliance Agreements".)

     During 1995, InterDigital realized contract services revenue related to its U.S. Federal government and other services contract activity. InterDigital completed the remaining contracts for which InterDigital was obligated. During the fourth quarter of 1994, InterDigital began withdrawing from this market in order to focus on its other core business activities. No such revenues were realized in 1996.

     Cost of UltraPhone Revenues. The cost of UltraPhone telephone system sales in 1996 increased by 53% to $27.4 million from $17.9 million in the 1995 period. This increase is primarily due to the increase in UltraPhone product revenues. Additionally, InterDigital incurred costs in 1996 related to InterDigital's introduction of its fourth generation subscriber unit.

     Contract Services Costs. Contract services costs were $762,000 in 1995. During 1995, InterDigital completed the remaining contracts for which InterDigital was obligated.

     Other Operating Expenses. Sales and marketing expenses increased 31% to $4.7 million in 1996 from $3.6 million in 1995. The increase is due primarily to increased sales commission charges on the increased UltraPhone product revenues as well as an increased level of sales and marketing activity as compared to the prior year.

     General and administrative expenses decreased 25% to $11.1 million in 1996 from $14.8 million in 1995. Expenses related to the protection and exploitation of ITC's patents, including legal costs, decreased by approximately $1.8 million in 1996 compared to 1995. The 1995 expenses included the costs of major patent litigation. Additionally, expenses for 1995 contained $2.0 million for potential maximum charges related to a bonus compensation plan. The plan was terminated in 1995 and all claims thereunder were paid and settled in 1995 and 1996 .

     Product development expenses increased 123% to $21.6 million in 1996 from $9.7 million in 1995. The increase in product development costs stems from increased number of employees and activity levels as InterDigital further develops the B-CDMA technology and UltraPhone product and technology.

     Other Income and Expense. Interest expense for 1996 was $271,000 as compared to $724,000 for 1995. The 1995 expenses include a provision of $497,000 representing additional interest calculated by InterDigital to be due to HNS and $59,000 of interest incurred on capital leases. Interest expense for 1996 includes $124,000 of mortgage interest on InterDigital's King of Prussia facility and $135,000 of interest on leases.

     Interest income for 1996 was $4.2 million as compared to $3.1 million in 1995. The increase is due to interest earned on a higher average level of investments during 1996 than 1995.

     Minority Interest. InterDigital recorded $890,000 as an increase in minority interest in 1996 representing the minority ownership interest in the net income of Patents Corp. for 1996. During 1995, InterDigital recorded an increase of $2.5 million in minority interest representing the minority ownership interest in the net loss of Patents Corp. In September 1996, InterDigital entered into an Agreement and Plan of Merger to acquire the portion of Patents Corp. that InterDigital did not then currently own. Upon completion of the transaction, Patents Corp. became a wholly-owned subsidiary of InterDigital and therefore InterDigital will no longer recognize a minority interest liability. (See Note 6 of the Notes to Consolidated Financial Statements.)

Backlog

     InterDigital signed a contract with MPT valued at $250 million which is currently not included in backlog. The contract amount includes UltraPhone and B-CDMA systems, infrastructure equipment and services, as well as capital costs for a manufacturing facility to be built in Myanmar. Implementation of the ministerial details of the contract is subject to certain Myanmar government approvals as well as financing. InterDigital expects to begin production under the contract once MPT has secured acceptable financing, initial funding is received and all ministerial governmental approvals are received. There can be no assurance that any of these events will occur. For example, funding may be adversely affected by the Asian economic crisis. Further, changes in the Myanmar government have delayed approvals. Accordingly, shipments during the first half of 1998 may not occur and, if they do, will not be significant. There are no significant additional orders in backlog at December 31, 1997. At December 1996, InterDigital's backlog of orders for UltraPhone telephone equipment and services was $37.1 million which included $32 million from InterDigital's Indonesian customer.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and discussions of InterDigital's "Business", Item 1, contain forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its objectives, growth, financial earnings and revenue potential and variability, working capital requirements; the development, standardization, capabilities, production and commercialization of its B-CDMA products or underlying technology and the schedules with respect thereto; objectives and potential for InterDigital's product business; contract with MPT and product delivery thereunder; market for products and marketing plans; litigation; growth in industry markets, demand and in telecommunication infrastructure; strength and weaknesses of competitors; effect of the Asian monetary crisis; financing needs and capability; ability to form alliances, license its intellectual property and generate licensing revenues; patent validity, enforceability, applicability and infringement; and the actions of InterDigital's alliance partners and licensees. Words such as "objectives", "intends", "expected", " believes", "plans", "estimates", "anticipated", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some case have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. These factors include but are not limited to: general economic conditions of InterDigital's customers, potential customers and the wireless industry; actual or perceived economic conditions in Asia; the reversal or slowdown in anticipated foreign and/or domestic TELCO infrastructure spending; the effects of, and changes in, foreign trade, monetary and fiscal conditions, policies, laws and regulations or other activities of foreign and the United States governments, agencies and similar organizations; foreign exchange rates and fluctuation in those rates; adverse foreign tax consequences; delays in remittance and difficulties of collection of foreign payments; efforts to nationalize foreign-owned operations; unstable foreign governments, legal systems and intergovernmental disputes; foreign governmental action or inaction adversely affecting radio frequency use, availability, type acceptance, spectrum authorization and licensing; imposition of unfavorable government or industry standards; the inability to maintain or secure adequate capital (or access thereto) to fund operations; the failure to achieve and/or maintain market acceptance of InterDigital's products and technology or to introduce new competitive products on a timely and cost effective basis; the inability to hire and/or retain appropriately qualified technical, sales or management personnel; the availability of competitive products superior on a perceived, relative or actual basis, with InterDigital's products; technical, financial or other difficulties or delays in the development, re-engineering, production, testing, commercialization and marketing of InterDigital's products or technologies; failure of B-CDMA based equipment to meet performance tests; lack of sufficient endorsement of B-CDMA technology and products from operators, producers and others, or the failure to achieve widespread dissemination thereof; demand for and pressures on margin on InterDigital's products; the failure to enter into additional strategic alliances necessary to achieve InterDigital's business objectives; failure to fully and successfully implement the alliance program including the failure or inability of InterDigital's alliance partners to meet InterDigital's expectations or contractual commitments; failure of other persons with a business relationship with InterDigital to secure adequate financing, required frequencies or other things necessary to fulfill their obligations to InterDigital; changes in the Myanmar (or other applicable foreign) government, failure to perform the Myanmar contract due to inability to secure acceptable or adequate financing, lack of governmental or regulatory approval confirming implementation, U.S. sanctions or other governmental prohibitions, failure of MPT to fulfill its obligations to InterDigital, inability of MPT to absorb required volumes of equipment, lack of continuous flow of financing, or other factors; the difficulty or inability to enforce contractual commitments abroad; the failure of InterDigital to successfully negotiate licensing agreements for InterDigital's patents and other intellectual property or to enforce InterDigital's rights under its license agreements; substantial increased costs and other burdensome effects of legal and administrative cases and proceedings, and the outcomes thereto, relating to InterDigital's assertion of its patents rights, and other claims against InterDigital's patents or its products; the inability or failure of InterDigital to protect its intellectual property rights, including enforcing non-disclosure and non-competition agreements, prosecuting key patent applications or defending key patents, and the inability to successfully prove infringement of its patents. Other risk factors and further explanations of certain of the above risk factors are included in the foregoing "Management's Discussion and Analysis" and discussions of InterDigital's "Business" Item 1 contained in this Annual Report. In addition, other factors may exist that may not be fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                        Number
                                                                        ------
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants                               26
   Consolidated Balance Sheets                                            27
   Consolidated Statements of Operations                                  29
   Consolidated Statements of Shareholders' Equity                        30
   Consolidated Statements of Cash Flows                                  31
   Notes to Consolidated Financial Statements                             32

SCHEDULES
   Schedule II - Valuation and Qualifying Accounts                        48

     All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of InterDigital's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Philadelphia, PA
March 18, 1998

                                            Arthur Andersen LLP

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             DECEMBER 31,      DECEMBER 31,
ASSETS                                                           1996              1997
                                                             ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $204 and $193 respectively                      $  11,954         $  17,828
   Short term investments                                        43,063             7,976
   Accounts receivable, net of allowance for
      uncollectable accounts of $558 and $897, respectively      13,921             3,058
   Inventories                                                   13,863            12,284
   Other current assets                                           3,913             5,428
                                                              ---------         ---------
      Total current assets                                       86,714            46,574
                                                              ---------         ---------

PROPERTY AND EQUIPMENT:
   Land, buildings and improvements                               4,078             4,231
   Machinery and equipment                                        6,290             8,018
   Computer equipment                                             5,612             6,699
   Furniture and fixtures                                         2,526             2,771
   Leasehold improvements                                           394             1,108
                                                              ---------         ---------
                                                                 18,900            22,827
   Less-accumulated depreciation and amortization                (8,383)          (11,454)
                                                              ---------         ---------
      Net property and equipment                                 10,517            11,373
                                                              ---------         ---------

OTHER ASSETS:
   Patents, net of accumulated amortization of
      $4,152 and $5,579, respectively                             9,753             9,292
   Long term deposits                                             3,822               519
   Other                                                          1,830             1,605
                                                              ---------         ---------
                                                                 15,405            11,416
                                                              ---------         ---------
                                                              $ 112,636         $  69,363
                                                              =========         =========

                The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         DECEMBER 31,          DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1996                  1997
                                                                         ------------          ------------
CURRENT LIABILITIES:
   Current portion of long term debt                                      $     790             $     869
   Accounts payable                                                          15,127                 8,223
   Accrued compensation and related expenses                                  3,551                 6,013
   Deferred revenue                                                           4,790                 3,461
   Other accrued expenses                                                     5,380                 5,105
                                                                          ---------             ---------
     Total current liabilities                                               29,638                23,671
                                                                          ---------             ---------
LONG TERM DEBT                                                                4,221                 3,591
                                                                          ---------             ---------
OTHER LONG TERM LIABILITIES                                                   6,270                 3,596
                                                                          ---------             ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 103 shares and 102 shares
      issued and outstanding                                                     10                    10
   Common Stock, $.01 par value, 75,000 shares authorized,
      48,109 shares and 48,230 shares issued and
      outstanding                                                               481                   482
   Additional paid-in capital                                               234,245               234,765
   Accumulated deficit                                                     (162,229)             (196,752)
                                                                          ---------             ---------
   Total shareholders' equity                                                72,507                38,505
                                                                          ---------             ---------
                                                                          $ 112,636             $  69,363
                                                                          =========             =========

                The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                      1995             1996             1997
                                                    --------         --------         --------
REVENUES:
  Product revenues                                  $ 16,581         $ 24,974         $ 43,854
  Licensing and alliance                              67,693           28,719            5,982
  Contract services                                      681             --               --
                                                    --------         --------         --------
                                                      84,955           53,693           49,836
                                                    --------         --------         --------
OPERATING EXPENSES:
  Cost of product revenues                            17,932           27,370           41,914
  Contract service costs                                 762             --               --
  Sales and marketing                                  3,597            4,679            7,276
  General and administrative                          14,838           11,115           12,291
  Product development                                  9,738           21,609           24,248
                                                    --------         --------         --------
                                                      46,867           64,773           85,729
                                                    --------         --------         --------

    Income (loss) from operations                     38,088          (11,080)         (35,893)

OTHER INCOME (EXPENSE):
  Interest income                                      3,073            4,151            2,070
  Interest and financing expenses                       (724)            (271)            (410)
                                                    --------         --------         --------

    Income (loss) before income taxes and
      minority interest                               40,437           (7,200)         (34,233)


INCOME TAX PROVISION                                  (3,318)          (3,554)             (34)
                                                    --------         --------         --------

    Income (loss) before minority interest            37,119          (10,754)         (34,267)

MINORITY INTEREST                                     (2,514)            (890)            --
                                                    --------         --------         --------

    Net income (loss)                                 34,605          (11,644)         (34,267)

PREFERRED STOCK DIVIDENDS                               (265)            (260)            (256)
                                                    --------         --------         --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                    $ 34,340         $(11,904)        $(34,523)
                                                    ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC          $   0.78         $  (0.26)        $  (0.72)
                                                    ========         ========         ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                        43,925           46,462           48,166
                                                    ========         ========         ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED        $   0.74         $  (0.26)        $  (0.72)
                                                    ========         ========         ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                      46,503           46,462           48,166
                                                    ========         ========         ========

                The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                     $2.50                   Additional
                                                  Convertible      Common      Paid-In    Accumulated      Deferred
                                                Preferred Stock     Stock      Capital      Deficit      Compensation    Total
                                                ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                              11           418      199,158     (184,665)          (50)       14,872
      Exercise of Common Stock options                --              19        9,935         --            --           9,954
      Exercise of Common Stock warrants               --               6        2,933         --            --           2,939
      Amortization of deferred compensation           --            --           --           --              50            50
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --            --             41         (265)         --            (224)
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --               1          243         --            --             244
      Net Income                                      --            --           --         34,605          --          34,605
                                                     -------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                              11           444      212,310     (150,325)         --          62,440
      Exercise of Common Stock options                --               4        2,311         --            --           2,315
      Exercise of Common Stock warrants               --              16        7,342         --            --           7,358
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --            --             42         (260)         --            (218)
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --               1          349         --            --             350
      Issuance of Common Stock associated
          with the Patents Corp. merger               --              15       11,891         --            --          11,906
      Conversion of preferred stock to common           (1)            1         --           --            --            --
      Net Loss                                        --            --           --        (11,644)         --         (11,644)
                                                     -------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                              10           481      234,245     (162,229)         --          72,507
      Exercise of Common Stock options                --            --             17         --            --              17
      Exercise of Common Stock warrants               --            --             18         --            --              18
      Dividend of Common Stock and cash to
          $2.50 Preferred shareholders                --            --             92         (256)         --            (164)
      Sale of Common Stock under Employee
          Stock Purchase Plan                         --               1          393         --            --             394
      Net Loss                                        --            --           --        (34,267)         --         (34,267)
                                                     -------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                           $  10        $  482     $234,765    $(196,752)        $--         $38,505
                                                     =========================================================================

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 For the years ended December 31,
                                                                           -------------------------------------------
                                                                              1995             1996            1997
                                                                           --------         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ 34,605         $(11,644)        $(34,267)
    Adjustments to reconcile net income (loss) to net
       cash used for operating activities-
          Minority interest in subsidiary                                     2,514              890             --
          Depreciation and amortization                                       1,740            3,747            4,855
          Compensation on stock issued and stock options granted                 50             --               --
          Other                                                               1,036           (3,337)          (2,674)
          Decrease (increase) in assets-
                   Receivables                                               21,419          (10,764)          10,863
                   Inventories                                                  507           (9,010)           1,579
                   Other current assets                                         (75)          (2,439)           1,846
          Increase (decrease) in liabilities-
                   Accounts payable                                          (5,223)          10,814           (6,904)
                   Due to Hughes Network Systems, Inc.                       (7,003)            --               --
                   Accrued compensation                                       1,431             (784)           2,462
                   Deferred revenue                                             932            8,140           (1,329)
                   Other accrued expenses                                    (2,513)           1,092             (275)
                                                                           --------         --------         --------

          Net cash provided by (used for) operating activities             $ 49,420         $(13,295)        $(23,844)
                                                                           --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                          $(55,060)        $ 11,997         $ 35,087
    Additions to property and equipment, net of non-cash additions
       of $657, $4,667 and $452, respectively                                (2,412)          (4,073)          (3,475)
    Additions to patents                                                       (335)            (870)            (966)
    Other non-current assets                                                 (1,095)            (319)            (190)
                                                                           --------         --------         --------

    Net cash provided by (used for) investing activities                   $(58,902)        $  6,735         $ 30,456
                                                                           --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                           13,137         $ 10,025         $    429
    Payments on long-term debt, including capital lease obligations            (268)            (717)          (1,003)
    Cash dividends on Preferred Stock                                          (224)            (221)            (164)
                                                                           --------         --------         --------

    Net cash provided by (used for) financing activities                   $ 12,645         $  9,087         $   (738)
                                                                           --------         --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  $  3,163         $  2,527         $  5,874

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                6,264            9,427           11,954
                                                                           --------         --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  9,427         $ 11,954         $ 17,828
                                                                           ========         ========         ========


                The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1. BACKGROUND:

     InterDigital develops and markets advanced digital wireless telecommunications systems using proprietary technologies for voice and data communications and has developed an extensive patent portfolio related to those technologies. Currently, InterDigital's principal commercial product is the UltraPhone system, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone system revenues accounted for approximately 86% of the total revenues of InterDigital during 1997. Since 1987, InterDigital has sold over 351 UltraPhone systems worldwide, with aggregate UltraPhone telephone system revenues totaling over $205 million. In 1998, InterDigital restructured its operations to de-emphasize the UltraPhone product.

     InterDigital has also started to market its new TrueLink wireless local loop product based on InterDigital's proprietary B-CDMA technology. InterDigital's B-CDMA technology was demonstrated in Hannover, Germany at the CEBIT telecommunications show in March 1997. During 1997, InterDigital had approximately $1.1 million of TrueLink product sales. These sales included ASICs and B-CDMA components sold to alliance partners for their integration into pre-production products.

     In addition to its product sales, InterDigital, through ITC, has sought to capitalize upon the revenue potential of the extensive TDMA and CDMA patent portfolio. ITC implemented a comprehensive patent licensing strategy during 1993. These efforts have resulted in patent license agreements with a total of thirteen entities as of December 31, 1997, consisting of five entities in 1994, six more entities in 1995 and an additional entity in 1996, the recognition of $67.7 million, $28.7 million and $6.0 million of licensing and alliance revenue in 1995, 1996 and 1997, respectively.

     To date, InterDigital has also formed three business alliances based upon its B-CDMA technologies. (See Notes 2, 3, 4 and 5). InterDigital and its alliance partners are developing a new air interface technology, and products, based on InterDigital's patented B-CDMA technology and other proprietary technologies. The initial phases of the development effort are oriented towards development and commercialization of wireless local loop applications with performance and cost characteristics applicable to a market segment distinct from InterDigital's UltraPhone system.

     Operations of InterDigital are subject to several risks and uncertainties, including but not limited to, uncertainties related to intellectual property rights, the acceptance by customers of InterDigital's technologies, the ability to generate a satisfactory gross profit on product revenues, the development and commercialization of new products, uncertainty and volatility of future profitability, cash flows and access to capital and dependence on alliance arrangements and key personnel. Notwithstanding the above, InterDigital's management believes that cash on hand, cash expected under the Alcatel Agreement and cash expected from other operations will be sufficient to sustain operations through 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of InterDigital and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

     InterDigital considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value, and at December 31, 1997 are classified as short-term. At December 31, 1997, all of InterDigital's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). Therefore any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1996 and 1997, there were no significant unrealized holding gains or losses.

     Cash and cash equivalents consisted of the following:

                                                       December 31,
                                                -------------------------
                                                  1996              1997
                                                -------           -------
    Money market funds and demand accounts      $ 2,871           $ 8,979
    Certificates of deposit                         204                --
    Repurchase agreements                         1,457             7,856
    Commercial paper                              7,422               993
                                                -------           -------
                                                $11,954           $17,828
                                                =======           =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1996 consisted of $26.0 million in government-issued discount notes, $2.8 million in municipal securities and $14.2 million in corporate debt securities. Short-term investments available for sale as of December 31, 1997 consisted of $2.6 million in government-issued discount notes and $5.3 million in corporate debt securities.

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

Patents

     The costs to obtain certain patents for InterDigital's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over their estimated useful lives, generally 10 years. Amortization was $510,000, $696,000 and $1.4 million in 1995, 1996 and 1997, respectively.

Product Development

     All product development expenditures are charged to research and development expense in the period incurred.

Revenue Recognition

     UltraPhone product revenues are recognized upon shipment of systems. Installation, training and other services are recognized upon completion of services.

     InterDigital through its wholly-owned subsidiary, InterDigital Telecom Inc., provided training and contract engineering services for the United States Government until the discontinuation of these activities in the first half of 1995. Revenues on these contracts were recognized as the services were provided.

     Patent licensing revenues included in License and Alliance Revenues consist primarily of up-front royalty payments and one-time, non-refundable fees which were recognized at the time of the applicable agreement. Alliance revenues included in License and Alliance Revenues were generated by patent, technology and know-how licensing agreements. Due to the combined nature of the agreements, revenue is recognized over the performance period, based on the nature of the agreement. Recurring royalty revenues under both licensing and alliance agreements, to the extent received, may be recognized in the future according to the terms of the agreements. (See Notes 3 and 4).

Concentration of Credit Risk

     Financial instruments which potentially subject InterDigital to concentration of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. By policy, InterDigital places its cash equivalents and short-term investments only in highly rated financial instruments and in United States Government obligations. InterDigital's accounts receivable are derived principally from sales of UltraPhone telephone systems and patent license agreements which provide for deferred and/or installment payments. Approximately 97% of InterDigital's 1997 telephone system sales were export sales (See Note 5). InterDigital generally requires a United States dollar irrevocable letter of credit for the full amount of significant foreign sales to be in place at the time of shipment except in cases where credit risk is considered to be acceptable.

Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", InterDigital is required to evaluate the impairment of long-lived assets and certain intangibles assets on a periodic basis. InterDigital reviews the realizability of its long-lived assets by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets when the net book value of the assets exceeds the undiscounted cash flow. No such adjustments have been recorded in 1995, 1996 and 1997.

Net Income (Loss) Per Common Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computations:

                                            Year Ended December 31, 1995                 Year Ended December 31, 1996
                                       -----------------------------------------    -------------------------------------
                                        Income          Shares         Per Share     Income          Shares      Per Share
                                      (Numerator)    (Denominator)       Amount    (Numerator)    (Denominator)    Amount
                                      -----------    -------------       ------    -----------    -------------    ------
Income (loss) per Share-Basis:
  Income (loss) available to
    common stockholders                 $34,340          43,925           $0.78     $(11,904)         46,462       $(0.26)


Effect of Dilutive Options
  and Warrants                               --           2,578            0.04           --              --           --
                                        -------          ------           -----     --------          ------       ------

Income (loss) per Share-Diluted:
  Income (loss) available to common
    stockholders assumed conversions    $34,340          46,503           $0.74     $(11,904)        46,462       $(0.26)
                                        =======          ======           =====     ========         ======       ======


                                            Year Ended December 31, 1997
                                       -----------------------------------------
                                        Income          Shares         Per Share
                                      (Numerator)    (Denominator)       Amount
                                      -----------    -------------       ------
Income (loss) per Share-Basis:
  Income (loss) available to
    common stockholders                $(34,523)         48,166          ($0.72)

Effect of Dilutive Options
  and Warrants                               --              --              --
                                       --------          ------           -----
Income (loss) per Share-Diluted:
  Income (loss) available to common
    stockholders assumed conversions   $(34,523)         48,166          ($0.72)
                                       ========          ======           =====

     Options and warrants (see Note 12)to purchase common stock were outstanding during 1996 and 1997, but were not included in the computation of diluted net income (loss) per share because they are antidilutive.

Supplemental Cash Flow Information

     InterDigital paid $22,000 of federal and state income taxes during 1997. In 1995 and 1996, InterDigital paid $2.7 million and $3.7 million, respectively, in foreign withholding, federal and state income taxes. Additionally, InterDigital paid $63,000, $253,000 and $362,000 of interest during 1995, 1996 and 1997, respectively (excluding interest related to the HNS obligation).

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. Therefore, the Company will adopt these standards on January 1, 1998. The Company does not anticipate the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosures.

3. SIEMENS AGREEMENTS:

     On December 16, 1994, InterDigital entered into a Master Agreement and a series of four related agreements as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens. These agreements were amended in February 1996 in connection with the Samsung alliance and in March 1998 in connection with the Alcatel agreement. (See Notes 4 and 17).

     As partial consideration for the rights and licenses granted by InterDigital, Siemens agreed to pay $20 million, of which $15.1 million was paid in cash, with the remaining payment offset against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. In accordance with accounting requirements, InterDigital recognized the $20 million of revenue over the contract performance period due to the combined nature of the contracts. In 1995, 1996 and 1997, InterDigital recognized $13.6 million, $4.8 million and $1.6 million, respectively of the revenue under this agreement based on the progress of the completed work.

4. SAMSUNG AGREEMENTS:

     On February 9, 1996, InterDigital entered into a series of agreements with Samsung and amended its agreements with Siemens as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made up-front payments to InterDigital in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, InterDigital made, via offset (see Note 3) certain payments to Siemens, which in turn, committed to provide additional technical assistance. The net up-front amount received by InterDigital, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of InterDigital's B-CDMA technology.

     Samsung has received from InterDigital royalty-bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. The agreements give Samsung the right to manufacture and sell privately labeled UltraPhone systems.

     InterDigital recognized $23 million as revenue during 1996 and $2.8 million as revenue during 1997. The balance of the revenue is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort.


5. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

Product Revenue:

     During 1995, InterDigital's Indonesian customer and its Russian customer (Lukoil-Langepasneftegas) accounted for 37% and 20%, respectively of product revenues. During 1996, InterDigital's Philippine customer (Philippine Long Distance Telephone Company) and its Indonesian customer accounted for 56% and 16% of product revenues, respectively. During 1997, InterDigital's Indonesian and Philippine customers represented 75% and 7% of total product revenues, respectively. Due to the economic crisis in Asia, InterDigital does not expect any significant orders from its Indonesian or Philippine customers in the near future.

     Product revenues by geographic area are as follows (in thousands):

                                    1995         1996          1997
                                  -------      -------       -------
Domestic                          $ 2,685      $ 1,958       $ 1,253
Foreign                            13,896       23,016        42,601
                                  -------      -------       -------
                                  $16,581      $24,974       $43,854
                                  =======      =======       =======

Licensing and Alliance Revenue:

     ITC has granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to HNS, AT&T, Siemens (see Note 3), Matsushita, Sanyo, Pacific Communications Systems, Mitsubishi, Hitachi, Kokusai, NEC Corporation, OKI Electric Industry Company, and Samsung (see Note 4). The licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

     In 1997, InterDigital recognized $2.8 million in Licensing and Alliance revenue from Samsung, $1.6 million from Siemens and $1.6 million of recurring royalty revenue from one licensee. The 1996 Licensing and Alliance revenues contain $23.0 million from Samsung, $4.8 million from Siemens and $900,000 of recurring royalty fees from one licensee. The 1995 Licensing and Alliance revenues contain $20.1 million from Mitsubishi, $26.9 million from NEC and $13.6 million related to the Siemens alliance agreement.

6. PATENTS CORP.:

     During the fourth quarter of 1992, InterDigital formed Patents Corp. and contributed to Patents Corp. its entire ownership interest in ITC in return for 100% of its common stock. InterDigital had previously contributed all of its past, present and future (conceived on or before February 2002) patent rights to ITC. Subsequently, Patents Corp. issued 22 Units in a private placement at $250,000 per Unit, receiving net proceeds of $5.2 million in return for 5.76% of the ownership interest in Patents Corp.

     During September 1996, InterDigital entered into an Agreement and Plan of Merger (the "Plan of Merger") with Patents Corp. and IP Acquisition Corporation ("Merger Co"), a wholly-owned subsidiary of InterDigital, providing for the merger of Merger Co with and into Patents Corp. (the "Merger") and the issuance of approximately 1.5 million shares of InterDigital Common Stock to the shareholders of Patents Corp. in exchange for their Patents Corp. Common Stock. Upon completion of the Merger, Patents Corp. became a wholly-owned subsidiary of InterDigital and $7.1 million, representing the excess of the fair value of InterDigital Common Stock exchanged over the book value of the minority interest, was assigned as additional Patents assets on the consolidated balance sheet.

7. INVENTORIES:


                                                        December 31,
                                                  -----------------------
                                                    1996            1997
                                                  -------         -------
                                                      (In thousands)

Component parts and work-in-progress              $11,640         $10,249
Finished goods                                      2,223           2,035
                                                  -------         -------
                                                  $13,863         $12,284
                                                  =======         =======

     Inventories are stated net of valuation reserves of $5.9 million and $5.8 million as of December 31, 1996 and 1997, respectively. As of December 31, 1997, InterDigital had no substantial backlog other than its contract with MPT.
(See Note 16.) If product is not delivered under that contract, InterDigital would require substantial additional reserves to record inventory at its net realizable value.

 8.  LONG-TERM DEBT OBLIGATIONS:


                                                   1996            1997
                                                  ------          ------
                                                      (In thousands)

Mortgage debt                                     $2,764          $2,673
Capitalized leases                                 2,247           1,787
                                                  ------          ------
Total long-term debt obligations                   5,011           4,460
Less -- Current portion                             (790)           (869)
                                                  ------          ------
                                                  $4,221          $3,591
                                                  ======          ======

     During the second quarter of 1996, InterDigital purchased its King of Prussia facility for $3.7 million. InterDigital paid cash of $930,000 and arranged a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum. The entire cost of the land and buildings purchased as well as the improvements have been classified as Land, Building and Improvements within the property section of the balance sheet.

     Capitalized lease obligations are payable in monthly installments at interest rates that range between 8.52% and 16.97% through 2000. The net book value of the equipment under capitalized lease obligations is $1.7 million.

     Maturities of principal of the long-term debt obligations as of December 31, 1997 are as follows (in thousands):


               1998                     $  869
               1999                        695
               2000                        365
               2001                        350
               2002                      2,181
                                        ------
                                        $4,460
                                        ======

9. COMMITMENTS AND CONTINGENCIES:

     InterDigital has entered into various operating lease agreements, primarily for office, assembly and warehouse space. Total rent expense was $2.5 million, $1.0 million and $1.3 million for the years ended December 31, 1995, 1996 and 1997, respectively. Minimum future rental payments for operating leases as of December 31, 1997 are as follows (in thousands):


               1998                     $2,208
               1999                      1,970
               2000                      1,755
               2001                      1,802
               2002                        652
               2003 and thereafter       1,578
                                        ------
                                        $9,965
                                        ======


     Included in the minimum future rental payments is $410,000 per year for the lease of InterDigital's former Great Neck, New York facilities comprising 15,000 square feet and $206,000 per year for the lease of a proposed other New York facility comprising approximately 38,000 square feet. InterDigital is currently negotiating releases under both agreements. There can be no assurance that InterDigital will be able to obtain either of these releases. InterDigital has made an accrual to cover expected facility expenses incurred through the estimated date of release under the agreements. InterDigital does not expect an additional material charge to expense related to these leases. If InterDigital were not released from the agreements, approximately $3.2 million would be payable under the leases through 2006.

Sole Source Suppliers

     InterDigital currently buys several of its base station and subscriber station components from sole source suppliers. A change in suppliers or difficulties in the supply of components from said sources could cause a delay in manufacturing and shipments, a possible loss of sales, and could cause InterDigital to fail to fulfill certain performance obligations under current customer contracts, which would affect operating results adversely.

Employment Agreements

     InterDigital has entered into agreements with certain officers that provide severance pay benefits, among other things, in certain events of termination of employment. Certain of these agreements generally provide for the payment of severance up to a maximum of one year's salary (approximately $1.2 million at December 31, 1997) and up to a maximum of one year's continuation of medical and dental benefits. In certain of these agreements, in the event of a termination following a change in control, which is defined as the acquisition, including by merger or consolidation, or by the issuance by InterDigital of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the employee would generally receive two years of salary (approximately $2.3 million at December 31, 1997) and the immediate vesting of all stock options.

10. LITIGATION:

     In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)) (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks damages, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a counterclaim seeking a declaratory judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. InterDigital and ITC intend to vigorously defend the Texas action. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

     In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed.

11. PREFERRED STOCK:

     The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by the Board, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the election of InterDigital (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event InterDigital fails to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion price of $12 per share (subject to adjustment under certain conditions). In 1995, 1996 and 1997, InterDigital declared and paid dividends on the $2.50 Convertible Preferred Stock of $265,000, $260,000 and $256,000, respectively. These dividends, were paid with cash of $224,000, $218,000 and $162,000, and 5,765, 5,862 and 19,281 shares of Common Stock, respectively.

     Upon any liquidation, dissolution or winding up of InterDigital, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from InterDigital's assets available for distributions to shareholders, $25 per share plus all dividends accrued, before any distribution is made to the Common shareholders. After such payment, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of $2.50 Convertible Preferred Stock was $25.25 per share through May 31, 1997, plus all accrued and unpaid dividends. The redemption became fixed at $25 per share on June 1, 1997, and thereafter.

     The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to the Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or on a parity with the $2.50 Preferred, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semiannual dividends on the $2.50 Preferred are not paid by InterDigital, the holders of the Preferred, separately voting as a class, will be entitled to elect one additional director of InterDigital.

12. COMMON STOCK OPTION PLANS AND WARRANTS:

Common Stock Option Plans

     InterDigital has granted options under two incentive stock option plans, four non-qualified stock option plans and one plan which provides for grants of both incentive and non-qualified stock options for officers and employees of InterDigital and others. One incentive stock option plan, three non-qualified stock option plans and the plan that allows for both incentive and non-qualified stock options are authorized to grant options for up to 600,000, 2,035,600, 1,500,000, 2,000,000 and 4,000,000 shares, respectively of InterDigital's Common Stock. No further grants are allowed under the remaining stock option plans. The number of options to be granted and the option prices are determined by the Board or a committee of the Board of Directors in accordance with the terms of the plans. Under the terms of the incentive stock option plan, the option price cannot be less than 100% of the fair market value of the Common Stock at date of grant and incentive stock options granted become exercisable at 20% per year beginning one year after date of grant and generally remain exercisable for 10 years. Under the non-qualified option plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. All options granted under the plan which provides for both incentive and non-qualified stock options have a ten year-term and, with the exception of automatic grants on non-qualified stock options to non-employee directors and grants awarded to inventors, most commonly vest in six bi-annual installments. All incentive options granted under such plan have exercise prices of not less than 100% of the fair market value of the Common Stock on the grant date in accordance with Internal Revenue Code requirements.

     Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                                          Available
                                             For                 Outstanding Options
                                            Grant                 Number Price Range
                                          ---------            ------------------------
BALANCE AT DECEMBER 31, 1994                2,409               5,911    $.01-$14.875
  Additional authorized                     4,000                  --         --
  Granted                                    (166)                166    $6.56-$10.75
  Canceled                                    135                (135)   $.60-$11.625
  Exercised                                    --              (1,928)   $.01-$10.50
                                            -----              ------
BALANCE AT DECEMBER 31, 1995                6,378               4,014    $.01-$14.875
  Granted                                    (862)                862    $5.625-$11.53
  Canceled                                     88                 (88)   $.60-$14.875
  Exercised                                    --                (399)   $.60-$8.875
                                            -----              ------
BALANCE AT DECEMBER 31, 1996                5,604               4,389    $.01-$14.875
  Granted                                  (2,539)              2,539    $4.375-$5.688
  Canceled                                    879                (879)   $5.250-$14.500
  Exercised                                    --                  (3)   $0.600-$5.625
                                            -----              ------
BALANCE AT DECEMBER 31, 1997                3,944               6,046
                                            =====              ======

                                                   1995        1996        1997
                                                  -----       -----       -----

Weighted Average Exercise Price of
  Options Granted During Year                     $7.00       $7.79       $5.45
                                                  =====       =====       =====

Weighted Average Exercise Price of
 Options Exercised During Year                    $5.28       $5.75       $4.79
                                                  =====       =====       =====

Weighted Average Exercise Price of
  Options Canceled During Year                    $7.22       $9.93       $9.15
                                                  =====       =====       =====

Weighted Average Exercise Price of
  Outstanding Options At December 31              $6.91       $7.14       $6.14
                                                  =====       =====       =====

Exercisable Options at December 31                3,030       3,698       3,853
                                                  =====       =====       =====

Weighted Average Exercise Price of
  Exercisable Options at December 31              $7.01       $7.05       $6.47
                                                  =====       =====       =====


     InterDigital has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the Statements of Operations for InterDigital's stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 1995, 1996 and 1997 consistent with the provision of SFAS No. 123, InterDigital's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

                                                             1995        1996           1997
                                                           -------     --------      ---------
Net income (loss) applicable to Common
  Shareholders - as reported                               $34,340     $(11,904)     $ (34,523)

Net income (loss) applicable to Common
  Shareholders - pro forma                                 $33,872     $(13,757)     $(37,894 )

Net income (loss) per share - as reported - basic          $  0.78     $  (0.26)     $   (0.72)
Net income (loss) per share - as reported - diluted        $  0.74     $  (0.26)     $   (0.72)

Net income (loss) per share - pro forma - basic            $  0.77     $  (0.30)     $   (0.79)
Net income (loss) per share - pro forma - diluted          $  0.73     $  (0.30)     $   (0.79)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in both 1995, 1996 and 1997; no dividend yield; expected volatility of 80% for 1995 and 1996, 70% for 1997, risk-free interest rates of approximately 6.46%, 6.25% and 6.24% for 1995, 1996 and 1997,
respectively, and an expected option life of 3.85 years for 1995 and 1996 and 3.72 years for 1997. The weighted average fair value at the date of grant for options granted during 1995, 1996 and 1997 is estimated as $4.62, $5.11 and $2.89 per share, respectively. The pro forma effect on net income (loss) for 1995, 1996 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The following table summarizes information regarding the stock options outstanding at December 31, 1997 (in thousands, except per share amounts):

                                                 Weighted
                             Number               Average              Weighted              Number              Weighted
                           Outstanding           Remaining              Average           Exercisable             Average
     Range of                 As of             Contractual           Exercisable             As of              Exercise
  Exercise Prices           12/31/97               Life                  Price              12/31/97               Price
-------------------        -----------          -----------           -----------         -----------            --------
$0.01-$5.38                     874                6.37                 $ 3.66                 874                 $ 3.66
$5.44-$5.44                   2,217                9.72                 $ 5.44                 374                 $ 5.44
$5.50-$6.00                   1,008                7.03                 $ 5.74                 775                 $ 5.78
$6.13-$7.69                   1,052                7.19                 $ 6.99                 937                 $ 6.90
$7.75-$11.50                    640               12.94                 $ 9.04                 638                 $ 9.04
$11.63-$11.63                   255               46.95                 $11.63                 255                 $11.63
                              -----               -----                 ------               -----                 ------
$0.01-$11.63                  6,046               10.26                 $ 6.14               3,853                 $ 6.47
                              =====               =====                 ======               =====                 ======

Common Stock Warrants

     As of December 31, 1997, in addition to the option plans discussed above, InterDigital has various warrants outstanding to purchase 3,574,000 shares of Common Stock at exercise prices ranging from $2.50 to $10.00 per share, with a weighted average exercise price of $5.36 per share. As of December 31, 1997, all of these warrants are currently exercisable. These warrants expire in various years through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

13. SHAREHOLDER RIGHTS PLAN:

     In December 1996, InterDigital's Board of Directors declared a distribution under its Shareholder Rights Plan of one right for each outstanding common share of InterDigital to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. Each right entitles shareholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at an purchase price of $45 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 days after a non-exempt person or group owns or acquires more than 15% of InterDigital's outstanding common stock or a non-exempt person or group begins an offer for 15% or more of InterDigital's outstanding common stock. In general, in the event that InterDigital is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of InterDigital) having a current market value equal to two times the exercise price of the Right.

14. RELATED-PARTY TRANSACTIONS:

     All warrants and options granted to related parties, as described below, are included in the number of warrants and options disclosed as outstanding in
Note 13.

     During 1995, InterDigital hired, as a part time employee, the wife of an executive officer and a member of the Board of Directors. For her 1995 services, she was paid $18,496 during 1995 and 1996. She was also reimbursed for certain traveling expenses.

     During 1995 and 1996, InterDigital utilized as a consultant the son of an executive officer and a member of the Board of Directors. He was paid $37,800 and $72,000, respectively, for these consulting services and was reimbursed certain traveling expenses.

15. INCOME TAXES:

     The 1997 income tax provision includes a current state tax provision of $34,000. The 1996 income tax provision includes a current foreign withholding tax provision of $3.3 million and a current state tax provision of $133,000. The 1995 income tax provision consists of a current foreign withholding tax provision of $2.4 million, a current state tax provision of $219,000 and a federal alternative minimum tax provision of $737,000. At December 31, 1997, InterDigital had net operating loss carryforwards of approximately $135 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 1997.

     The net operating loss carryforwards are scheduled to expire as follows:


          2002                  $  7.9 million
          2003                    18.2 million
          2004                    20.0 million
          2005                    11.9 million
          thereafter              77.1 million
                                --------------
                                $135.1 million
                                ==============

     Pursuant to the Tax Reform Act of 1986, annual use of InterDigital's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of InterDigital's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. InterDigital believes that no ownership change for purposes of Section 382 occurred up to and including December 31, 1997. InterDigital's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.


16. MYANMAR CONTRACT:

     On May 16, 1997, InterDigital entered into a contract with MPT valued at $250 million. The contract amount includes UltraPhone and B-CDMA systems, infrastructure equipment and services and the capital costs for a manufacturing facility in Myanmar. The contract also requires the formation of a joint venture between InterDigital and MPT, which would operate the manufacturing facility.

     InterDigital expects to begin production under the contract once MPT has secured acceptable financing, initial funding is received and all ministerial governmental approvals are received. There can be no assurance that any of these events will occur. If the Company were not able to begin production on this contract, the Company's utilization of its current inventory balances could be adversely affected.


17. SUBSEQUENT EVENTS:

     On March 12, 1998, InterDigital entered into an Agreement with Alcatel Espana covering B-CDMA technology development, patent licensing, product development, technology transfer, standards support and other areas of cooperation. Under the terms of the Agreement, Alcatel agreed to pay a technology transfer and services fee valued at approximately $25 million. Of this fee, $5.4 million was paid in March 1998. The Agreement provides for payment of an additional $12.6 million based on the achievement of certain product development and commercialization milestones. The Agreement also provides for payment of the remaining fee in conjunction with the purchase of B-CDMA ASICs through December 31, 2003.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

     Information concerning executive officers appears under the caption Item 1. "Business - Executive Officers of InterDigital" in Part I of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS -Nominees for Election to the Board of Directors for a Three Year Term Expiring at 2001 Annual Meeting" to but not including "-Committees and Meetings of the Board of Directors" in InterDigital's proxy statement to be filed with the Commission within 120 days after the close of InterDigital's fiscal year ended December 31, 1997 and forwarded to shareholders prior to the 1998 annual meeting of shareholders (the "Proxy Statement").

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form 10-K:

         (1)      Financial Statements

         (2)      Financial Statement Schedules

                  The Index to Financial Statements and Schedules and the Financial Statements begin on page 25.

         (3)      Exhibits

         *2.1 Plan of Merger by and among InterDigital, Patents Corp. and Merger Co. dated as of August 16, 1996 (Exhibit 2 to InterDigital's Registration Statement No. 333-10521 filed on August 20, 1996).

         *3.1 Restated Articles of Incorporation. (Exhibit 3.1 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (the "September 1996 Form 10-Q)).

         *3.2 By-laws, as amended October 6, 1996 (Exhibit 3.2 to the September 1996 Form 10-Q).

         *4.1 Rights Agreement between InterDigital and American Stock Transfer & Trust Co. ("AST") (Exhibit 4 to InterDigital's Current Report on Form 8-K filed on December 13, 1987).

         *4.2 Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to the June 1997 Form 10-Q).

         *4.3 Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

         *10.1 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).

         *10.2 Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital's Registration Statement No. 33-28253 filed on April 18, 1989).

         *10.3 1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated February 29, 1992 (the "February 1992 Form 8-K)).

         *10.4 E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

         *10.5 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated October 21,
                  1992).

         *10.6 1992 Employee Stock Option Plan (Exhibit 10.71 to the 1992 Form 10-K).

          10.7    1995 Employee Stock Option Plan, as amended.

         *10.8    1997 Stock Option Plan for Non-Employee Directors (Exhibit
                  10.34 to the September 1997 Form 10-Q).

          10.9    Amendment #2 to the Employee Stock Purchase Plan.

         *10.10 Amendment #1 to the Employee Stock Purchase Plan (Appendix to InterDigital's Proxy Statement filed May 23, 1996).

         *10.11 Employee Stock Purchase Plan (Exhibit 10.52 to InterDigital's Registration Statement No. 33-65630 filed on June 6, 1993).

         *10.12 Master Agreement among InterDigital, ITC, and Siemens dated December 16, 1994 (Exhibit 99.1 to InterDigital's Current Report on Form 8-K dated December 16, 1994 the ("December 1994 8-K)). **

         *10.13 Patent License Agreement among InterDigital, ITC and Siemens dated December 16, 1994 (Exhibit 99.2 to the December 1994 Form 8-K). **

         *10.14 TDMA/CDMA Development and Technical Assistance Agreement between InterDigital and Siemens dated December 16, 1994 (Exhibit 99.3 to the December 1994 Form 8-K). **

         *10.15 UltraPhone OEM Purchase Agreement between InterDigital and Siemens dated December 16, 1994 (Exhibit 99.4 to the December 1994 Form 8-K). **

         *10.16 Cooperation Agreement between InterDigital and Siemens dated December 1994 (Exhibit 99.5 to the December 16, 1994 Form 8-K). **

         *10.17 ASIC Design and Development Agreement dated February 12, 1996 by and between InterDigital Communications Corporation and LSI Logic Corporation (Exhibit 10.19 to the 1996 Form 10-K).

         *10.18 Employment Agreement dated October 14, 1996 by and between InterDigital Communications Corporation and Gregory E. Webb (Exhibit 10.22 to the 1996 Form 10-K).

         *10.19 Employment Agreement dated November 20, 1996 by and between InterDigital Communications Corporation and James W. Garrison (Exhibit 10.23 to the 1996 Form 10-K).

         *10.20 Employment Agreement dated February 25, 1997 by and between InterDigital Communications Corporation and Howard E. Goldberg (Exhibit 10.24 to the 1996 Form 10- K).

         *10.21 Employment Agreement dated November 20, 1996 by and between InterDigital Communications Corporation and William A. Doyle (Exhibit 10.25 to the 1996 Form 10-K).

         *10.22 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles Tilden (Exhibit 10.26 to the 1996 Form 10-K).

         *10.23 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital Communications Corporation and D. Ridgely Bolgiano (Exhibit 10.27 to the 1996 Form 10-K).

         *10.24 Severance Benefit Agreement dated April 26, 1996 by and between InterDigital and Mark Lemmo (Exhibit 10.32 to the March 1997 Form 10-Q).

         *10.25 Employment Agreement dated June, 1997 by and between InterDigital and Joseph Gifford (Exhibit 10.33 to the September 1997 Form 10-Q).

         *10.26 Consulting Agreement dated as of April 30, 1996 by and between InterDigital and William J. Burns (Exhibit to the 1996 Form 10-K).

         *10.27 Separation and Confidentiality Agreement dated as of April 30, 1996 by and between InterDigital Communications Corporation and William J. Burns (Exhibit to the 1996 Form 10-K).

         21       Subsidiaries of InterDigital.

         23.1     Consent of Arthur Andersen LLP

         27       Financial Data Schedule

----------

*    Incorporated by reference to the previous filing indicated.

**   Confidential treatment has been granted for portions of these agreements.


(b)  Reports filed on Form 8-K during the last quarter of 1997:

         None.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Charged
                                Balance at       to Costs       Charged                           Balance at
                               Beginning of        and          to Other                            End of
        Description               Period         Expenses       Accounts       Deductions           Period
        -----------            ------------      --------       --------       ----------         ----------
1995
----
Allowance for
uncollectible accounts            $2,333           $108         $(101)(2)       $2,000(1)            $340


1996
----
Allowance for
uncollectible accounts              $340           $339         $  --           $  121(1)            $558


1997
----
Allowance for
uncollectible accounts              $558           $508         $  --           $  169(1)            $897

----------
Notes: (1) Write-off of amounts reserved in prior periods.

       (2) Recovery of a previously reserved receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.


                                INTERDIGITAL COMMUNICATIONS
                                CORPORATION


                                By: /s/ William A. Doyle
                                    -------------------------------------------
                                    William A. Doyle
                                    President and Principal Executive Officer


                                By: /s/ Keith R. Ruck
                                    -------------------------------------------
                                    Keith R. Ruck
                                    Controller and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.


Date: March 31, 1998            /s/ D. Ridgely Bolgiano
                                    -----------------------------
                                    D. Ridgely Bolgiano, Director


Date: March 31, 1998            /s/ Harry Campagna
                                    -----------------------------
                                    Harry Campagna, Director


Date: March 31, 1998            /s/ William A. Doyle
                                    -----------------------------
                                    William A. Doyle, Director


Date: March 31, 1998            /s/ Robert Roath
                                    -----------------------------
                                    Robert Roath, Director

                                  EXHIBIT INDEX

   Exhibit
     No.                        Description
   -------                      -----------

     10.7     1995 Employee Stock Option Plan, as amended.

     10.9     Amendment #2 to the Employee Stock Purchase Plan.

     21       Subsidiaries of InterDigital.

     23.1     Consent of Arthur Andersen LLP

     27       Financial Data Schedule