Form 10-Q
period 1998-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1998-05-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to
         _________

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


                   781 Third Avenue, King of Prussia, PA 19406
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


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

                  Yes   x                             No _____
                        -
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                    48,336,420 shares
--------------------------------------             -----------------------------
                  Class                            Outstanding at April 30, 1998

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                           PAGES
                                                                           -----

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements                              3

              Consolidated Balance Sheets -                                  3
                December 31, 1997 and March 31, 1998 (unaudited)

              Consolidated Statement of Operations -                         4
                Three Months Ended March 31, 1997 and 1998 (unaudited)

              Consolidated Statements of Cash Flows -                        5
                Three Months Ended March 31, 1997 and 1998 (unaudited)

              Notes to Consolidated Financial Statements                     6


     Item 1I. Management's Discussion and Analysis of                        9
                Financial Condition and Results of Operations


Part II - Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                              13

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   DECEMBER 31,     MARCH 31,
ASSETS                                                                 1997           1998
                                                                    ---------       ---------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $193 and $242 respectively .....................      $  17,828       $   9,236
   Short term investments ....................................          7,976          13,074
   Accounts receivable, net of allowance for
      uncollectable accounts of $897 and $910, respectively ..          3,058           8,104
   Inventories ...............................................         12,284          13,785
   Other current assets ......................................          5,428           5,438
                                                                    ---------       ---------
      Total current assets ...................................         46,574          49,637
                                                                    ---------       ---------

   Property, plant and equipment, net of accumulated
      depreciation of $11,454 and $12,351, respectively ......         11,373          10,677
   Patents, net of accumulated amortization of
      $5,579 and $5,926 respectively .........................          9,292           9,405
   Long term deposits ........................................            519             223
   Other .....................................................          1,605           1,614
                                                                    ---------       ---------
                                                                       22,789          21,919
                                                                    ---------       ---------

                                                                    $  69,363       $  71,556
                                                                    =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt .........................      $     869       $     892
   Accounts payable ..........................................          8,223           8,855
   Accrued compensation and related expenses .................          6,013           5,585
   Deferred revenue ..........................................          3,461           7,401
   Other accrued expenses ....................................          5,105           6,399
                                                                    ---------       ---------
     Total current liabilities ...............................         23,671          29,132
                                                                    ---------       ---------

LONG TERM DEBT ...............................................          3,591           3,470
                                                                    ---------       ---------

OTHER LONG TERM LIABILITIES ..................................          3,596           2,144
                                                                    ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 103 shares and 102 shares
         issued and outstanding ..............................             10              10
   Common Stock, $.01 par value, 75,000 shares authorized,
      48,158 shares and 48,245 shares issued and
         outstanding .........................................            482             482
   Additional paid-in capital ................................        234,765         234,813
   Accumulated deficit .......................................       (196,752)       (198,495)
                                                                    ---------       ---------
   Total shareholders' equity ................................         38,505          36,810
                                                                    ---------       ---------

                                                                    $  69,363       $  71,556
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

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           1997           1998
                                                         --------       --------
REVENUES:
  Product                                                $ 23,776       $  2,163
  Licensing and alliance                                    2,187          7,914
                                                         --------       --------
                                                           25,963         10,077
                                                         --------       --------
OPERATING EXPENSES:
  Cost of product                                          20,965          2,602
  Sales and marketing                                       2,074          1,067
  General and administrative                                2,170          1,689
  Patents administration and licensing                      1,101          2,265
  Product development                                       6,251          3,883
                                                         --------       --------
                                                           32,561         11,506
                                                         --------       --------

    Loss from operations                                   (6,598)        (1,429)

OTHER INCOME (EXPENSE):
  Interest income                                             358            375
  Interest and financing expenses                            (119)          (102)
                                                         --------       --------

    Loss before income taxes                               (6,359)        (1,156)

INCOME TAX PROVISION                                          (17)          (523)
                                                         --------       --------

    Net loss                                               (6,376)        (1,679)

PREFERRED STOCK DIVIDENDS                                     (65)           (64)
                                                         --------       --------

NET LOSS APPLICABLE TO COMMON
    SHAREHOLDERS                                         $ (6,441)      $ (1,743)
                                                         ========       ========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $  (0.13)      $  (0.04)
                                                         ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC AND DILUTED                 48,114         48,237
                                                         ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                        1997        1998
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................   $ (6,441)   $ (1,743)
    Adjustments to reconcile net loss to net
       cash used for operating activities-
          Depreciation and amortization ...........................      1,157       1,244
          Other ...................................................       (820)     (1,452)
          Decrease (increase) in assets-
                  Receivables .....................................     (2,359)     (5,046)
                  Inventories .....................................      1,398      (1,501)
                  Other current assets ............................     (8,152)        (10)
          Increase (decrease) in liabilities-
                  Accounts payable ................................     (3,976)        632
                  Accrued compensation ............................        113        (428)
                  Deferred revenue ................................      1,722       3,940
                  Other accrued expenses ..........................      1,181       1,294
                                                                      --------    --------

          Net cash used for operating activities ..................   $(16,177)   $ (3,070)
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments .................   $ 20,642    $ (5,098)
    Additions to property and equipment, net of non-cash additions
       of $141 and $81, respectively ..............................       (681)        (81)
    Additions to patents ..........................................       (273)       (460)
    Other non-current assets ......................................       (152)        287
                                                                      --------    --------

    Net cash provided by (used for) investing activities ..........   $ 19,536    $ (5,352)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants ................   $    205    $     48
    Payments on long-term debt, including capital lease obligations       (202)       (218)
                                                                      --------    --------

    Net cash provided by (used for) financing activities ..........   $      3    $   (170)
                                                                      --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............   $  3,362    $ (8,592)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     11,954      17,828
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $ 15,316    $  9,236
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid .................................................   $     81    $     78
                                                                      ========    ========
    Income taxes paid .............................................   $     15    $     19
                                                                      ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (the "Company" or "InterDigital") as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1997 and 1998, and its cash flows for the three month periods ended March 31, 1997 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

     In January 1998, InterDigital announced that it had restructured its operations to more fully concentrate on the commercialization of its Broadband Code Division Multiple Access(TM) ("B-CDMA"(TM)) technology. As part of that restructuring, InterDigital has significantly reduced its marketing, sales and product redesign efforts relating to the UltraPhone(R) product. Despite such reorientation, InterDigital continues to market the UltraPhone system in selected markets around the world as an optimal solution to rural telecommunications needs.

2. CONTINGENCIES:

     InterDigital and InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, are parties to a certain patent-related litigation in which ITC is asserting that a certain third party infringes ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringer generally seeks declarations that ITC's patents are invalid and/or that its products do not infringe ITC's patents as well as monetary damages. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

     In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based on current information, Management believes that the outcomes of these matters will not have a material impact on the Company's financial position or results of operations.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with an remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                              December 31,     March 31,
                                                 1997            1998
                                                -------         -------

Money market funds and demand deposits          $ 8,979         $ 6,907
Repurchase agreements                             7,856             534
Commercial paper                                    993           1,795
                                                -------         -------
                                                $17,828         $ 9,236
                                                =======         =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1997 consisted of $2.6 million in government-issued discount notes and $5.3 million in corporate debt securities. Short-term investments available for sale as of March 31, 1998 consisted of $8.5 million in government-issued discount notes and $4.6 million in corporate debt securities.

4. MAJOR CUSTOMERS:

     Product revenues by geographic area are as follows (in thousands):

                       Three Months
                           Ended
                         March 31,
                 -----------------------
                   1997            1998
                   ----            ----
Domestic         $   256         $   267
Foreign           23,520           1,896
                 =======         =======
                 $23,776         $ 2,163
                 =======         =======

     In fiscal 1997, the Company's Indonesian and Philippine customers represented 75% and 7% of UltraPhone product sales. Late in 1997, InterDigital began shipping prototype units of its new TrueLink(TM) wireless local loop product based on its B-CDMA technology to its alliance partners. In the three months ended March 31, 1997, the Company's Indonesian and Philippine UltraPhone customers accounted for 78% and 11% of total product revenues, respectively. In the three months ended March 31, 1998, sales to the Company's alliance partners accounted for 87% of total product revenues, which total includes $1.1 million in TrueLink product and component sales.

Licensing and Alliance Revenue

     The licensing and alliance revenues for the three months ended March 31, 1998 include alliance revenues of $852,000 from Samsung Electronics Co., Ltd. ("Samsung") and $1.3 million from Alcatel Espana ("Alcatel"). Also included is $192,000 in recurring royalties from an existing licensee and $5.6 million from a new licensee.

     During the three months ended March 31, 1997, the Company recognized $704,000 from Samsung, $683,000 of recurring royalty revenue from another licensee and $800,000 from Siemens Aktiengesellschaft ("Siemens").

5. NET LOSS PER SHARE:

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures.

     Options and warrants to purchase common stock were outstanding during the three month period ended March 31, 1997 and 1998 but were not included in the computation of diluted net loss per share because they are antidilutive.

6. INVENTORIES:
                                           December 31,     March 31,
                                               1997           1998
                                               ----           ----
                                                  (In thousands)

Component parts and work-in-progress         $10,249         $11,768
Finished goods                                 2,035           2,017
                                             =======         =======
                                             $12,284         $13,785
                                             =======         =======

     Inventories are stated net of valuation reserves of $5.8 million as of December 31, 1997 and March 31, 1998.

7. INCOME TAXES:


     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended March 31, 1998 includes a current state tax expense of $17,800, a state tax refund of $49,855 from a prior period and a current foreign withholding tax of $555,500.

     The income tax provision for the three months ended March 31, 1997 consisted of a current state tax expense of $17,000. At December 31, 1997, the Company had net operating loss carryforwards of approximately $135 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of March 31, 1998.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including March 31, 1998.

8. NEW ACCOUNTING PRONOUNCEMENTS:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. The Company has reviewed SFAS 130 and has determined that for the quarters ended March 31, 1998 and 1997, no items meeting the definition of comprehensive income, as specified in SFAS 130 existed in the financial statements.

9. SUBSEQUENT EVENTS:

     On April 17, 1998, InterDigital entered into a TDMA patent license with Kyocera Corporation for an aggregate gross payment of $27.5 million. All of the revenue associated with this payment will be recognized in the second quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, InterDigital introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. InterDigital's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. In late 1992, InterDigital acquired by merger two related companies whose business included research and development activities related to CDMA wireless digital communications technology. Since that time, InterDigital has invested substantial amounts in its B-CDMA development efforts.

     In addition to its UltraPhone and B-CDMA business activities, in 1993, InterDigital, together with ITC implemented a comprehensive license strategy designed to capitalize upon the revenue potential of ITC's extensive TDMA and CDMA patent portfolio. During 1994 and 1995, InterDigital, began to realize positive results from these efforts by entering into its first major alliance with Siemens and by entering into eleven additional license agreements. Despite profitability in the first and second quarters and unprofitable operations in the third and fourth quarters, InterDigital recognized a total of $67.7 million of licensing and alliance revenue in 1995 enabling it to report its first and only profitable fiscal year since its inception. During 1996, InterDigital completed its second major alliance with Samsung and entered into one additional license agreement, bringing the total number of licensees to thirteen. In 1996, InterDigital was profitable in the first and second quarters and unprofitable in the third and fourth quarters. The variability of 1995 and 1996 quarterly operating results was due to the revenue related to up-front, non-refundable payments pursuant to license and alliance agreements. In 1997, InterDigital was unprofitable, primarily due to substantially increased investment in the development of its B-CDMA technology. It recognized $49.8 million in revenues, of which $4.4 million was derived from licensing revenue from its alliance partners, and $1.6 million of recurring royalty fees from one licensee, and $43.8 million from its product operations.

     In 1997, InterDigital and its alliance partners started to engage in pre-market planning activities associated with their new B-CDMA-based wireless local loop products. During 1997, InterDigital had approximately $1.1 million of sales related to prototype TrueLink products and component sales to its alliance partners. These sales included B-CDMA ASICs (Application Specific Integrated Circuits) and other components sold for integration into the alliance partners' pre-production products. In January 1998, InterDigital announced that it had restructured its operations to more fully concentrate on the commercialization of its B-CDMA technology. As part of that restructuring, InterDigital announced its plans to curtail its level of spending relating to the re-engineering and next generation development efforts on the UltraPhone system and is not currently pursuing additional UltraPhone product redesign efforts. In March 1998, InterDigital's TrueLink(TM) system was unveiled for commercial launch at the CEBIT show. InterDigital expects field trials of the TrueLink product to occur during 1998.

     Through April, 1998, InterDigital entered into two additional patent licenses with Sharp Corporation and Kyocera Corporation for aggregate gross payments of $33 million. Of this amount, InterDigital recognized $5.6 million in the first quarter of 1998, with the remaining portion to be recognized in the second quarter of 1998. In addition, in March 1998, InterDigital entered into its third alliance with Alcatel covering B-CDMA technology development, CDMA patent licensing, trademark licensing, product development, technology transfer, standards support and other areas of cooperation. This brought the total number of licensees to sixteen. Under the terms of the Alcatel agreement, Alcatel agreed to pay a technology transfer and services fee valued at approximately $25 million. Of this fee, $5.4 million was paid in March 1998. An additional $12.6 million is expected to be paid in the 1998-1999 time frame, based on the achievement of certain product development and commercialization milestones. The remaining fee is expected to be paid in conjunction with purchases of B-CDMA ASICs through no later than December 31, 2003. The Company will recognize the $25 million over time as the contract is performed. In the quarter ended March 31, 1998, the Company recognized $1.3 million of the $25 million. As part of the transaction, Alcatel was also granted an option to purchase $22 million in InterDigital common stock on terms and conditions to be negotiated. The exercise of this option may be dependent on the receipt of certain InterDigital corporate approvals. InterDigital expects the variability in licensing and alliance revenues and, consequently, its cash flow to continue unless and until significant recurring royalties are received under the applicable license and alliance agreements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

Liquidity

     The Company had working capital of $20.6 million at March 31, 1998 compared to working capital of $22.9 million at December 31, 1997. The decrease in working capital since December is due primarily to the operating needs of the Company.

     Demands on working capital in 1998 and beyond are expected to increase. The Company expects to significantly increase its B-CDMA technology development expenditures to commercialize, update and expand applications for its technology. As the commercial development effort for the current product nears completion, substantial additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Marketing, administrative, and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program. Further, the cost of prosecuting patent applications worldwide, defending the validity of ITC's patents, and litigating patent infringement actions related to ITC's patents can be substantial.

     The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of furthering the alliance strategy, the extent of the niche market and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent enforcement activities.

     The Company does not presently maintain bank lines of credit. The Company is investigating and may, at some future date, find it desirable to obtain additional debt or equity capitalization to fully support its technical and product development and marketing activities and/or to fund its patent enforcement activities. There can be no assurances that the Company will be able to sell any such securities, or, if it can, that it can do so on terms favorable to the Company.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1997 and March 31, 1998 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1997 and March 31, 1998 balance sheets.

Backlog

     At March 31, 1998, the Company's shippable backlog of orders for UltraPhone telephone equipment and services was $0.7 million. At March 31, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $15.4 million which included $14.8 million from InterDigital's Indonesian customer.

Changes in Cash Flows and Financial Condition

     The Company has experienced negative cash flows of $3.1 million from operations during the three months ended March 31, 1998. The negative cash flows from operations are primarily due to activities in patent licensing and patent litigation.

     Net cash flows from investing activities were negative for the quarter ended March 31, 1998 due primarily to the conversion of some of the Company's cash and cash equivalents into short-term investments. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the three month period ended March 31, 1998, the Company used $170,000 in financing activities. The funds were primarily used for payments on long-term debt (including capital lease obligations).

     Cash, cash equivalents and short-term investments of $22.3 million as of March 31, 1998 include $242,000 of restricted cash. The accounts receivable of $8.1 million at March 31, 1998 reflect licensing receivables, amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of March 31, 1998, $5.4 million has been collected through May 4, 1998.

     Inventory levels at March 31, 1998 of $13.8 million have increased slightly as compared to $12.3 million as of December 31, 1997, reflecting the receipt of inventory items with long lead times.

     Included in other accrued expenses at March 31, 1998 are professional fees, consulting and other accruals as well as sales taxes payable.


RESULTS OF OPERATIONS

First Quarter of 1998 Compared to the First Quarter of 1997

     Total Revenues. Total revenues in the first quarter ended March 31, 1998 decreased to $10.1 million from $26.0 million in the first quarter ended March 31, 1997. The decrease was primarily due to a decline in UltraPhone product sales in the first quarter of 1998 to $1.1 million from $23.8 million in the comparable quarter of 1997, partially offset by $1.1 million in sales of TrueLink product and a $5.7 million increase in licensing and alliance revenues.

     Cost of Product Sales. The cost of Product sales for the first quarter of 1998 decreased to $2.6 million from $21 million for the first quarter of 1997 due to the decrease in product revenues. The Company experienced a negative gross margin on product revenue of $20.3% as compared to a positive gross margin of 11.8% for the quarter ended March 31, 1997 when manufacturing overhead expenses were almost fully absorbed. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services. Also included in the cost of sales are any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on low volume of production during the quarter.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent services, and product development expenses.

     Sales and marketing expenses decreased 49% to $1.1 million during the first quarter of 1998 as compared to $2.1 million during the first quarter of 1997. The decrease is primarily due to decreased staff and activity levels, and included a decrease in commission expense due to the decrease in UltraPhone product revenues in the three month period of 1998.

     General and administrative expenses for the first quarter of 1998 decreased 22% to $1.7 million from $2.2 million for the first quarter of 1997. The decrease is primarily due to cost containment measures and the timing of certain administrative expenses.

     Patents administration and licensing expenses increased 106% to $2.3 million during the first quarter of 1998 as compared to $1.1 million during the same period in 1997. The increase is due primarily to expenses related to new patents and increased activity related to capitalizing the revenue potential of InterDigital's extensive TDMA and CDMA patent portfolio.

     Product development expenses for the first quarter of 1997 decreased 38% to $3.9 million during the first quarter of 1998 as compared to $6.3 million during the first quarter of 1997. Staff and activity levels devoted to further development of the TDMA technology decreased significantly. Expenses were also affected by the timing of certain B-CDMA activities.

Other Income and Expense. Interest income for the first quarter of 1998 was $375,000 as compared to $358,000 for the first quarter of 1997. The Company had similar average invested cash balances in both periods. Interest expense for the three month period ended March 31, 1998 was $102,000 as compared to $119,000 for the three month period ended March 31, 1997. The decrease is due to lower outstanding debt in the period.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its working capital requirements, field trials, and receipt of revenues from Alcatel and royalty payments. Words such as "intends", "expects", and "believes", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, working capital requirements may be affected by the Company's ability to generate revenues, secure other sources of adequate capital (or access thereto) to fund operations and to maintain capital, which in turn may be affected by general economic and industry specific conditions, its ability to successfully implement the alliance and the licensing programs, its ability to successfully develop and commercialize product, and the costs related to enforcement of its patent rights. Field tests could be impeded by the failure or inability of persons with a business relationship with the Company to secure adequate financing, required frequencies or other things necessary to fulfill their obligations to InterDigital or by the failure of InterDigital to enter into additional agreements to conduct the testing, as well as by technical difficulties. Receipt of expected revenues from Alcatel could be affected by the failure of B-CDMA based equipment to meet performance tests caused by technical, financial or other difficulties or delays in development, re-engineering, production, or testing. Receipt of expected revenues from royalties could be affected by the failure of InterDigital to successfully negotiate additional licensing agreements for its patents and other intellectual property or to enforce its rights under its license agreements; the outcomes under legal and administrative cases and proceedings relating to InterDigital's assertion of its patents rights, the inability or failure of InterDigital to protect its intellectual property rights, and the inability to successfully prove infringement of its patents. In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following is a list of exhibits filed as part of the Form 10-Q.

              Exhibit 27            Financial Data Schedule

   (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 1998:

              The Company filed a Current Report on Form 8-K dated March 12, 1998 under Item 5 - Other Events relating to its alliance with Alcatel. No financial statements were filed with this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date: May 14, 1998                             /s/ William A. Doyle
                                               ---------------------------------
                                               William A. Doyle, President


Date: May 14, 1998                             /s/ Loretta P. Brehony
                                               ---------------------------------
                                               Loretta P. Brehony, Controller
                                               and Principal Accounting Officer