Form 10-Q
period 1998-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1998-08-11
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998
                                        -------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________

                         -------------------------------

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

48,427,465 Shares of Common Stock, par value $.01 per share, were outstanding on August 7, 1998.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                          PAGES
                                                                          -----

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements                              3

              Consolidated Balance Sheets -                                  3
              December 31, 1997 and June 30, 1998 (unaudited)

              Consolidated Statement of Operations -                         4
              Three and Six Months Ended June 30, 1997 and 1998 (unaudited)

              Consolidated Statements of Cash Flows -                        5
              Six Months Ended June 30, 1997 and 1998 (unaudited)

              Notes to Consolidated Financial Statements                     6

     Item 1I. Management's Discussion and Analysis of                       10
              Financial Condition and Results of Operations


Part II - Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders           14

     Item 6.  Exhibits and Reports on Form 8-K                              14

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                         DECEMBER 31,       JUNE 30,
ASSETS                                                                       1997             1998
------                                                                   ------------     -----------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $193 and $139 respectively                                   $ 17,828          $  3,739
   Short term investments                                                     7,976            47,805
   Accounts receivable, net of allowance for
      uncollectable accounts of $897 and $933, respectively                   3,058             2,953
   Inventories                                                               12,284            12,094
   Other current assets                                                       5,428             6,546
                                                                           --------          --------
      Total current assets                                                   46,574            73,137
                                                                           --------          --------

   Property, plant and equipment, net of accumulated
      depreciation of $11,454 and $13,227, respectively                      11,373            10,301
   Patents, net of accumulated amortization of
      $5,579 and $5,969, respectively                                         9,292             9,713
   Long term deposits                                                           519               223
   Other                                                                      1,605             1,614
                                                                           --------          --------
                                                                             22,789            21,851
                                                                           --------          --------

                                                                           $ 69,363          $ 94,988
                                                                           ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                       $    869          $    803
   Accounts payable                                                           8,223             6,539
   Accrued compensation and related expenses                                  6,013             5,551
   Deferred revenue                                                           3,461             5,963
   Other accrued expenses                                                     5,105             6,905
                                                                           --------          --------
     Total current liabilities                                               23,671            25,761
                                                                           --------          --------

LONG TERM DEBT                                                                3,591             3,323
                                                                           --------          --------

OTHER LONG TERM LIABILITIES                                                   3,596             1,429
                                                                           --------          --------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 102 shares issued and outstanding             10                10
   Common Stock, $.01 par value, 75,000 shares authorized,
       48,230 shares and 48,427 shares issued and outstanding                   482               484
   Additional paid-in capital                                               234,765           235,457
   Accumulated deficit                                                     (196,752)         (171,476)
                                                                           --------          --------
   Total shareholders' equity                                                38,505            64,475
                                                                           --------          --------

                                                                           $ 69,363          $ 94,988
                                                                           ========          ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,               ENDED JUNE 30,
                                               -----------------------       -----------------------
                                                 1997           1998           1997           1998
                                               --------       --------       --------       --------
REVENUES:
  Product                                        16,442          1,599       $ 40,218       $  3,762
  Licensing and alliance                          1,768         44,842          3,955         52,756
                                               --------       --------       --------       --------
                                                 18,210         46,441         44,173         56,518
                                               --------       --------       --------       --------
OPERATING EXPENSES:
  Cost of product                                14,766          5,037         35,731          7,639
  Sales and marketing                             2,117            987          4,191          2,054
  General and administrative                      2,612          1,597          4,782          3,286
  Patents administration and licensing              755          4,085          1,856          6,350
  Product development                             6,451          3,820         12,702          7,703
                                               --------       --------       --------       --------
                                                 26,701         15,526         59,262         27,032
                                               --------       --------       --------       --------

    Income (loss) from operations                (8,491)        30,915        (15,089)        29,486

OTHER INCOME (EXPENSE):
  Interest income                                   665            648          1,023          1,023
  Interest and financing expenses                  (108)           (97)          (228)          (199)
                                               --------       --------       --------       --------

    Income (loss) before income taxes            (7,934)        31,466        (14,294)        30,310


INCOME TAX PROVISION                                (17)        (4,383)           (34)        (4,906)
                                               --------       --------       --------       --------

    Net income (loss)                            (7,951)        27,083        (14,328)        25,404

PREFERRED STOCK DIVIDENDS                           (63)           (64)          (128)          (128)
                                               --------       --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                               $ (8,014)      $ 27,019       $(14,456)      $ 25,276
                                               ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC     $  (0.17)      $   0.56       $  (0.30)      $   0.52
                                               ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                   48,161         48,382         48,138         48,310
                                               ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED   $  (0.17)         $0.55       $  (0.30)      $   0.52
                                               ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                 48,161         49,584         48,138         48,895
                                               ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      For the six months ended June 30,
                                                                      ---------------------------------
                                                                        1997                     1998
                                                                      --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(14,456)                $ 25,276
    Adjustments to reconcile net loss to net
       cash used for operating activities-
         Depreciation and amortization                                   2,346                    2,163
         Other                                                          (1,614)                  (2,167)
         Decrease (increase) in assets-
                  Receivables                                            5,191                      105
                  Inventories                                            5,865                      190
                  Other current assets                                  (7,850)                  (1,118)
         Increase (decrease) in liabilities-
                  Accounts payable                                      (9,351)                  (1,684)
                  Accrued compensation                                     947                     (462)
                  Deferred revenue                                      (1,685)                   2,503
                  Other accrued expenses                                   727                    1,800
                                                                      --------                 --------

         Net cash used for operating activities                       $(19,880)                $ 26,606
                                                                      --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                     $ 25,746                 $(39,829)
    Additions to property and equipment, net of non-cash additions
       of $141 and $120, respectively                                   (1,486)                    (581)
    Additions to patents                                                  (489)                    (811)
    Other non-current assets                                              (360)                     286
                                                                      --------                 --------

    Net cash provided by (used for) investing activities              $ 23,411                 $(40,935)
                                                                      --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                    $    251                 $    694
    Payments on long-term debt, including capital lease obligations       (416)                    (454)
                                                                      --------                 --------

    Net cash provided by (used for) financing activities              $   (165)                $    240
                                                                      --------                 --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $  3,366                 $(14,089)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          11,954                   17,828
                                                                      --------                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 15,320                 $  3,739
                                                                      ========                 ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                     $    158                 $    173
                                                                      ========                 ========
    Income taxes paid                                                 $    104                 $    524
                                                                      ========                 ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (the "Company" or "InterDigital") as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1997 and 1998, and cash flows for the six month periods ended June 30, 1997 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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


2. CONTINGENCIES:

     The Company and InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, are parties to a certain patent-related litigation in which ITC is asserting that a certain third party infringes ITC's patents. ITC generally is seeking monetary damages. The alleged infringer generally seeks declarations that ITC's patents are invalid and/or that its products do not infringe ITC's patents as well as monetary damages. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

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

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                  December 31,         June 30,
                                                      1997               1998
                                                  ------------         -------
Money market funds and demand deposits              $ 8,979            $2,472
Repurchase agreements                                 7,856               267
Commercial paper                                        993             1,000
                                                    -------            ------
                                                    $17,828            $3,739
                                                    =======            ======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1997 consisted of $2.6 million in government-issued discount notes and $5.3 million in corporate debt securities. Short-term investments available for sale as of June 30, 1998 consisted of $24.6 million in government-issued discount notes and $23.2 million in corporate debt securities.

4. MAJOR CUSTOMERS:

     In fiscal 1997, the Company's Indonesian and Philippine customers represented 75% and 7% of UltraPhone(R) product sales. In the three months ended June 30, 1997, the Company's Indonesian customer accounted for 83% of UltraPhone product revenues. In the six months ended June 30, 1997, the Company's Indonesian customer accounted for 80% of UltraPhone product revenues. Late in 1997, InterDigital began shipping prototype units of its new TrueLink(TM) wireless local loop product based on its B-CDMA(TM) technology to its alliance partners. In the three months ended June 30, 1998, the Company's partners and InterDigital's customer in Myanmar accounted for 51.8% and 24.8% of product revenues, respectively. During the six months ended June 30, 1998, product revenue from sales to its partners accounted for 70.4% of the Company's product revenue and sales to the Company's customer in Myanmar accounted for 10.5% of its product revenue.

     Product revenues by geographic area are as follows (in thousands):


                                 Three Months                Six Months
                                    Ended                      Ended
                                   June 30,                   June 30,
                             --------------------      ---------------------
                               1997         1998         1997          1998
                             -------       ------      -------        ------
Domestic                     $   330       $  254      $   578        $  470
Foreign                       16,112        1,345       39,640         3,292
                             -------       ------      -------        ------
                             $16,442       $1,599      $40,218        $3,762
                             =======       ======      =======        ======

Licensing and Alliance Revenue

     The licensing and alliance revenues for the three months ended June 30, 1998 include alliance revenues of $852,000 from Samsung Electronics Co., Ltd. ("Samsung") and $1.3 million from Alcatel Espana ("Alcatel"), $175,000 in recurring royalties from an existing licensee and $42.5 million from new licensees. Licensing and alliance revenues for the three months ended June 30, 1997 include $704,000 from Samsung, $264,000 of recurring royalty revenue from one licensee and $800,000 from Siemens Aktiengesellschaft ("Siemens"). During the six months ended June 30, 1998, the Company recognized $4.3 in alliance revenue from its partners, $367,000 in recurring royalty licensing revenue and $48.1 million in licensing revenue from new licensees. During the six months ended June 30, 1997, licensing and alliance revenues include $1.4 million from Samsung, $1.6 million from Siemens and $947,000 of recurring royalty revenue from one licensee.

5. NET INCOME (LOSS) PER COMMON SHARE:

     The Company adopted Statement of Financial Accounting Standards No. 128. "Earnings per Share", effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computations:


                                             Three Months Ended                                Three Months Ended
                                                June 30, 1997                                    June 30, 1998
                                 ------------------------------------------      ---------------------------------------------
                                    Income         Shares         Per-Share        Income            Shares          Per-Share
                                 (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)        Amount
                                 -----------    -------------     ---------      -----------      -------------      ---------
Income (Loss) per Share -         $ (8,014)        48,161           $(0.17)        $27,019           48,382            $0.56
                                  --------         ------           ------         -------           ------            -----
Basic:
  Income (loss) available to
   common stockholders
Effect of Dilutive Options
  and Warrants                    $     --             --           $   --              --            1,202            $0.01
                                  --------         ------           ------         -------           ------            -----
Income (Loss) per Share-
Diluted
  Income (loss) available to
   common stockholders +
   assumed conversions            $ (8,014)        48,161           $(0.17)        $27,019           49,584            $0.55
                                  ========         ======           ======         =======           ======            =====




                                              Six Months Ended                                 Six Months Ended
                                                June 30, 1997                                    June 30, 1998
                                 ------------------------------------------      ---------------------------------------------
                                    Income         Shares         Per-Share        Income            Shares          Per-Share
                                 (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)        Amount
                                 -----------    -------------     ---------      -----------      -------------      ---------
Income (Loss) per Share -         $(14,456)        48,138          $(0.30)         $25,276           48,310            $0.52
Basic:
  Income (loss) available to
   common stockholders
Effect of Dilutive Options
  and Warrants                          --             --              --               --               585           $0.00
                                  --------         ------          ------          -------           -------           -----
Income (Loss) per Share-
Diluted
  Income (loss) available to
   common stockholders +
   assumed conversions            $(14,456)        48,138          $(0.30)         $25,276            48,895           $0.52
                                  ========         ======          ======          =======            ======           =====

6. INVENTORIES:

                                              December 31,      June 30,
                                                  1997            1998
                                              ------------      --------
                                                     (In thousands)
Component parts and work-in-progress            $10,249         $ 9,482
Finished goods                                    2,035           2,612
                                                $12,284         $12,094
                                                =======         =======

     Inventories are stated net of valuation reserves of $5.8 million and $9.3 million as of December 31, 1997 and June 30, 1998, respectively. The Company's UltraPhone inventory includes components used in a variety of radio frequencies. Some inventory has been identified as supporting frequencies with little to no demand in the Company's targeted niche markets. Accordingly, the Company has increased its inventory reserves to include items with low market potential.

7. INCOME TAXES:

     Effective January 1, 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended June 30, 1997 consisted of a current state tax provision of $17,000. The income tax provision for the three months ended June 30, 1998 consisted of a current state tax provision of $59,329 and a foreign tax provision of $4,323,260. For the six months ended June 30, 1997, the income tax provision consisted of a current state tax provision of $34,000. The income tax provision for the six months ended June 30, 1998 consisted of a current state provision of $77,224, a foreign withholding tax provision of $4,878,760, and a state tax refund of $49,855 from a prior period. At December 31, 1997, the Company had net operating loss carryforwards of approximately $135 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of June 30, 1998.

     Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including June 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, InterDigital introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. InterDigital's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. In late 1992, InterDigital acquired by merger two related companies whose business included research and development activities related to CDMA wireless digital communications technology. Since that time, InterDigital has invested substantial amounts in its B-CDMA development efforts. In 1997, InterDigital and its alliance partners started to engage in pre-market planning activities associated with their new B-CDMA-based wireless local loop products. During 1997, InterDigital had approximately $1.1 million of sales related to prototype TrueLink products and component sales to its alliance partners. These sales included B-CDMA ASICS (Application Specific Integrated Circuits) and other components sold for integration into the alliance partners' pre-production products. In January 1998, InterDigital announced that it had restructured its operations to more fully concentrate on the commercialization of its B-CDMA technology. As part of that restructuring, InterDigital announced its plans to curtail its level of spending relating to the re-engineering and next generation development efforts on the UltraPhone system and is not currently pursuing additional UltraPhone product redesign efforts, although the Company continues to market the UltraPhone product to niche markets. In March 1998, InterDigital's TrueLink system was unveiled for commercial launch at the CEBIT show. InterDigital expects field trials of the TrueLink product to occur during 1998.

     In addition to its UltraPhone and B-CDMA business activities, in 1993, InterDigital, together with ITC implemented a comprehensive license strategy designed to capitalize upon the revenue potential of ITC's extensive TDMA and CDMA patent portfolio. This strategy has resulted in the establishment of strategic alliances with Siemens, Samsung and Alcatel and patent licenses with a total of seventeen licensees through June 30, 1998. It resulted in license and alliance revenues of over $180 million since 1993, including $52.7 million in 1998. Much of this success occurred in the first half of 1998. Through June 30, 1998, InterDigital entered into three new patent licenses with Sharp Corporation, Kyocera Corporation and Toshiba Corporation for aggregate gross payments of $48 million. Of this amount, InterDigital recognized $5.6 million in the first quarter of 1998 and $42.4 million in the second quarter of 1998. Additionally, in the first quarter of 1998, InterDigital entered into an alliance with Alcatel, its third alliance partner, covering B-CDMA technology development, CDMA patent licensing, trademark licensing, development, technology transfer, standards support and other areas of cooperation. Despite these successes, revenues from alliance partners and licensees have been, thus far, primarily in the form of up-front, non-refundable payments. This coupled with the fact that new license and/or alliance agreements are not entered into on a regular, predictable basis have been major factors in the significant fluctuations in the Company's revenues and operating results from quarter to quarter. InterDigital expects the variability in licensing and alliance revenues and, consequently, its cash flow to continue unless and until significant recurring royalties are received under the applicable license and alliance agreements.

Liquidity

     The Company had working capital of $47.4 million at June 30, 1998 compared to working capital of $22.9 million at December 31, 1997. The increase in working capital since December is due primarily to the receipt of $48 million of cash from three new patent licensees in the first half of 1998.

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

     The Company does not presently maintain bank lines of credit. The Company is investigating and may, at some future date, find it desirable to obtain additional debt or equity capitalization to fully support its technical and product development and marketing activities and/or to fund its patent enforcement activities. There can be no assurances that the Company will be able to sell any such securities, or that it will be able to do so on terms favorable to the Company.

     The Company believes that its investment in inventories and non-current assets are stated on its December 31, 1997 and June 30, 1998 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1997 and June 30, 1998 balance sheets.

Backlog

     At June 30, 1998, the Company's backlog of orders for UltraPhone telephone equipment and services was $342,000. At June 30, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $1.4 million.

Cash Flows and Financial Condition

     The Company has experienced positive cash flows of $26.6 million from operations during the six months ended June 30, 1998. The positive cash flows from operations are primarily due to the payments received from new licensees.

     The Company converted cash into short-term investments in the first half of 1998 resulting in negative cash flows from investment activities.
Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

     During the six month period ended June 30, 1998, the Company experienced positive cash flows of $240,000 from financing. Proceeds from the exercise of stock options and warrants and the sales of stock through the Company's Employee Stock Purchase Plan were partially offset by payments on long-term debt (including capital lease obligations).

     Cash, cash equivalents and short-term investments of $3.7 million as of June 30, 1998 includes $193,000 of restricted cash. Accounts receivable of $2.1 million at June 30, 1998 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of June 30, 1998, $250,750 million has been collected through July 31, 1998.

     Net inventory levels at June 30, 1998 of $12.1 million have decreased as compared to $12.3 million as of December 31, 1997. Inventories at December 31, 1997 and June 30, 1998 are stated net of valuation reserves of $5.9 million and $9.3 million, respectively.

     Included in other accrued expenses at June 30, 1998 are professional fees, consulting and other accruals as well as sales taxes payable.

RESULTS OF OPERATIONS

Second Quarter of 1998 Compared to the Second Quarter of 1997

Total Revenues. Total revenues in the second quarter ended June 30, 1998 increased to $46.4 million from $18.2 million in the second quarter ended June 30, 1997. The increase was primarily due to an increase in licensing revenue in the second quarter of 1998 to $44.8 million from $1.8 million the comparable quarter of 1997, partially offset by declining product sales.

Cost of Product Sales. The cost of Product sales for the second quarter of 1998 decreased to $5.0 million from $14.8 million for the second quarter of 1997 due to the decrease in product revenues. The Company experienced a negative gross margin on product revenue of 214.4% as compared to a positive gross margin of 10.2% for the quarter ended June 30, 1997 when manufacturing overhead expenses were almost fully absorbed. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services. Also included in the cost of sales are increases in inventory reserves and any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent services, and product development expenses.

     Sales and marketing expenses decreased 53.4% to $987,000 during the second quarter of 1998 as compared to $1.1 million during the second quarter of 1997. The decrease is primarily due to decreased staff and activity levels, and included a decrease in commission expense due to the decrease in UltraPhone product revenues in the three month period of 1998.

     General and administrative expenses for the second quarter of 1998 decreased 38.5% to $1.6 million from $2.6 million for the second quarter of 1997. The decrease is primarily due to cost containment measures and the timing of certain administrative expenses.

     Patents administration and licensing expenses increased 441% to $4.1 million during the second quarter of 1998 as compared to $755,000 during the same period in 1997. The increase is due primarily to expenses related to new patents and increased activity related to capitalizing the revenue potential of InterDigital's extensive TDMA and CDMA patent portfolio.

     Product development expenses for the second quarter of 1997 decreased 40.8% to $3.8 million during the first quarter of 1998 as compared to $6.5 million during the second quarter of 1997. Staff and activity levels devoted to further development of the TDMA technology decreased significantly. Expenses were also affected by the timing of certain B-CDMA activities.

Other Income and Expense. Interest income for the second quarter of 1998 was $648,000 as compared to $665,000 for the second quarter of 1997. The Company had similar average invested cash balances in both periods. Interest expense for the three month period ended June 30, 1998 was $97,000 as compared to $108,000 for the three month period ended June 30, 1997. The decrease is due to lower outstanding debt in the period.

Results of Operations - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Total Revenues. Total revenues for the six months ended June 30, 1998 increased to 27.9% to $56.5 million from $44.2 million for the six months ended June 30, 1997 primarily due to an increase in the amount of licensing revenues partially offset by a decrease in product revenues. Licensing and alliance revenues for the six months ended June 30, 1998 include $2.6 million from Alcatel, $1.7 million from Samsung, $367,000 from recurring royalty licensing revenue and $48.1 million in licensing revenue from new licensees. Licensing and alliance revenues for the six months ended June 30, 1997 includes $1.4 million as part of the Samsung Agreements, $1.6 million as part of the Siemens Agreements and $947,000 of recurring royalty licensing revenue from one licensee.

Cost of Product Sales. The cost of Product sales for the six months ended June 30, 1998 decreased 78.6% to $7.6 million from $35.7 million for the six months ended June 30, 1997. The Company incurred a negative gross margin on Product sales of 102.8% for the six months ended June 30, 1997. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to product sales, as well as increases in inventory reserves and the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first half of 1998, the Company incurs substantial negative gross margins because production costs are spread over only a limited number of units of production.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent services, and product development expenses.

     Sales and marketing expenses decreased 51% to $2.1 million during the six months ended June 30, 1998 compared to $4.2 million during the six months ended June 30, 1997. The decrease is primarily due to decreased commissions expense, commensurate with decreased UltraPhone product revenues and decreased activity levels.

     General and administrative expenses for the six months ended June 30, 1998 decreased 31.1% to $3.3 million from $4.8 million for the six months ended June 30, 1997. The decrease in general and administrative expense is due primarily to cost containment measures.

     Patents administration and licensing activities expense increased 242% in the six months ended June 30, 1998 to $6.4 million compared to $1.9 million in the first half of 1997. The Company has substantially increased its activities supporting the licensing strategy to offer non-exclusive, royalty bearing patent, technology and know-how and trademark licensees.

     Product development expenses decreased 39.4% for the six months ended June 30, 1998 to $7.7 million from $12.7 million for the six months ended June 30, 1997. The decrease over the prior year period is due primarily to decreased staff and activity levels devoted to further development of the Company's UltraPhone product and to timing of certain costs related to its B-CDMA technology.

Other Income and Expense. Interest income for the six months ended June 30, 1998 was $1.0 million as compared to $1.0 million for the six months ended June 30, 1997. Interest expense for the six month period ended June 30, 1998 was $199,000 as compared to $228,000 for the six month period ended June 30, 1997. The decrease is due to lower overall debt in the first half of 1998 as compared to the first half of 1997.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its working capital requirements, field tests, and receipt of revenues from alliances and royalty payments. Words such as "intends", "expects", and "believes", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, working capital requirements may be affected by the Company's ability to generate revenues, secure other sources of adequate capital (or access thereto) to fund operations and to maintain capital, which in turn may be affected by general economic and industry specific conditions, its ability to successfully implement the alliance and the licensing programs, its ability to successfully develop and commercialize product, and the costs related to enforcement of its patent rights. Field tests could be impeded by the failure or inability of persons with a business relationship with the Company to secure required permits or frequencies or other things necessary to fulfill their obligations to InterDigital. Receipt of expected revenues from alliances or royalties could be affected by the failure to enter into additional strategic alliances, the failure or inability of InterDigital's alliance partners to meet InterDigital's expectations or contractual commitments, the failure of InterDigital to successfully negotiate additional licensing agreements for its patents and other intellectual property or to enforce its rights under its license agreements; the outcomes under legal and administrative cases and proceedings relating to InterDigital's assertion of its patents rights, the inability or failure of InterDigital to protect its intellectual property rights, and the inability to successfully prove infringement of its patents. In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 18, 1998, the shareholders of the Company elected Mr. Robert S. Roath as a director of the Company, ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1998, and authorized an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 100,000,000, as set forth in the Company's Proxy Statement dated May 11, 1998. The Company's shareholders elected Mr. Roath as a director by a vote of 45,575,658 in favor, and 1,364,574 withheld. Messrs. Harry G. Campagna, D. Ridgely Bolgiano, Steven
T. Clontz, Joseph S. Coleson, Jr., and William A. Doyle also continued to serve their terms as directors. The vote ratifying the appointment of Arthur Andersen LLP was 45,984,754 shares for, 856,984 shares against and 98,494 shares abstaining. The vote approving the amendment to the Certificate of Incorporation was 43,087,967 shares for, 3,567,118 shares against and 285,147 shares abstaining. There were no broker non-votes with respect to ant matters voted on at this Meeting.

Item 5. OTHER INFORMATION

        Discretionary Proxy Voting Authority/Shareholder Proposals

     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

     With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 29, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of exhibits filed as part of this Form 10-Q:

         Exhibit 3.1 Restated Articles of Incorporation dated as of June 26,
         1998.

         Exhibit 3.2 By-laws, as amended April 23, 1998.

         Exhibit 27 Financial Data Schedule.

     (b) The following is a list of Current Reports on Form 8-K filed during the second quarter of 1998:

     The Company filed a Current Report on Form 8-K dated April 21, 1998 under
Item 5 - Other Events, relating to patent license agreements between the Company and Sharp Corporation and the Company and Kyocera Corporation, respectively. No financial statements were filed with this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERDIGITAL COMMUNICATIONS CORPORATION



Date: August 13, 1998                   /s/ William A. Doyle
                                            -----------------------------------
                                            William A. Doyle, President


Date: August 13, 1998                   /s/ Loretta P. Brehony
                                            -----------------------------------
                                            Loretta P. Brehony, Controller
                                            and Principal Accounting Officer