Form 10-Q/A
period 1998-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1998-08-12
CIK 354913

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
                                                =======         =======

     Inventories are stated net of valuation reserves of $5.8 million and $9.3 million as of December 31, 1997 and June 30, 1998, respectively. The Company's UltraPhone inventory includes components used in a variety of radio frequencies. Some inventory has been identified as supporting frequencies with little to no demand in the Company's targeted niche markets. Accordingly, the Company has increased its inventory reserves as of June 30, 1998 to address this issue.

7. INCOME TAXES:

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

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

     Cash, cash equivalents and short-term investments of $3.7 million as of June 30, 1998 includes $139,000 of restricted cash. Accounts receivable of $3.0 million at June 30, 1998 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of June 30, 1998, $250,750 has been collected through July 31, 1998.

     Net inventory levels at June 30, 1998 of $12.1 million have decreased as compared to $12.3 million as of December 31, 1997. Inventories at December 31, 1997 and June 30, 1998 are stated net of valuation reserves of $5.8 million and $9.3 million, respectively.

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

Cost of product sales. The cost of product sales for the second quarter of 1998 decreased to $5.0 million from $14.8 million for the second quarter of 1997 due to the decrease in product revenues. The Company experienced a negative gross margin on product revenue of 215.0% as compared to a positive gross margin of 10.2% for the quarter ended June 30, 1997 when manufacturing overhead expenses were almost fully absorbed. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services. Also included in the cost of sales are increases in inventory reserves and any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent services, and product development expenses.

     Sales and marketing expenses decreased 53.4% to $987,000 during the second quarter of 1998 as compared to $2.1 million during the second quarter of 1997. The decrease is primarily due to decreased staff and activity levels, and included a decrease in commission expense due to the decrease in UltraPhone product revenues in the three month period of 1998.

     General and administrative expenses for the second quarter of 1998 decreased 38.9% to $1.6 million from $2.6 million for the second quarter of 1997. The decrease is primarily due to cost containment measures and the timing of certain administrative expenses.

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

Cost of Product Sales. The cost of Product sales for the six months ended June 30, 1998 decreased 78.6% to $7.6 million from $35.7 million for the six months ended June 30, 1997. The Company incurred a negative gross margin on Product sales of 103.1% for the six months ended June 30, 1998. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to product sales, as well as increases in inventory reserves and the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the first half of 1998, the Company incurs substantial negative gross margins because production costs are spread over only a limited number of units of production.

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

     General and administrative expenses for the six months ended June 30, 1998 decreased 31.3% to $3.3 million from $4.8 million for the six months ended June 30, 1997. The decrease in general and administrative expense is due primarily to cost containment measures.

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

Other Income and Expense. Interest income for the six months ended June 30, 1998 and the six months ended June 30, 1997 was $1.0 million. Interest expense for the six month period ended June 30, 1998 was $199,000 as compared to $228,000 for the six month period ended June 30, 1997. The decrease is due to lower overall debt in the first half of 1998 as compared to the first half of 1997.

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

                                        INTERDIGITAL COMMUNICATIONS CORPORATION



Date: August 12, 1998                   /s/ William A. Doyle
                                            -----------------------------------
                                            William A. Doyle, President


Date: August 12, 1998                   /s/ Loretta P. Brehony
                                            -----------------------------------
                                            Loretta P. Brehony, Controller
                                            and Principal Accounting Officer