Form 10-Q
period 1998-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1998-11-12
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
         _________


Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



           PENNSYLVANIA                               23-1882087
   ----------------------------                   ----------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


                   781 Third Avenue, King of Prussia, PA 19406
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610) 878-7800
                  ---------------------------------------------
              (Registrant's telephone number, including area code)


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

48,470,316 Shares of Common Stock, par value $.01 per share, were outstanding on October 30, 1998.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX




                                                                                 PAGE
                                                                                 ----
Part  I - Financial Information:

      Item 1.   Consolidated Financial Statements                                   3

                   Consolidated Balance Sheets -                                    3
                   December 31, 1997 and September 30, 1998 (unaudited)

                   Consolidated Statements of Operations -                          4
                   Three and Nine Months Ended September 30, 1997 and 1998
                   (unaudited)

                   Consolidated Statements of Cash Flows -                          5
                   Nine Months Ended September 30, 1997 and 1998 (unaudited)

                   Notes to Consolidated Financial Statements (unaudited)           6

      Item  2.     Management's Discussion and Analysis of                         10
                   Financial Condition and Results of Operations


Part II - Other Information:

     Item 1.  Legal Proceedings                                                    15
     Item 6.  Exhibits and Reports on Form 8-K                                     15


Signatures                                                                         16


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                                                  DECEMBER 31,        SEPTEMBER 30,
ASSETS                                                                               1997                 1998
------                                                                            ------------        ------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $193 and $231, respectively                                          $  17,828           $   6,921
   Short term investments                                                              7,976              35,159
   Accounts receivable, net of allowance for
      uncollectable accounts of $897 and $954, respectively                            3,058               2,799
   Inventories                                                                        12,284              11,862
   Other current assets                                                                5,428               5,910
                                                                                   ---------           ---------
      Total current assets                                                            46,574              62,651
                                                                                   ---------           ---------

   Property, plant and equipment, net of accumulated
      depreciation of $11,454 and $14,121, respectively                               11,373               9,964
   Patents, net of accumulated amortization of
      $5,579 and $6,334, respectively                                                  9,292               9,767
   Long term deposits                                                                    519                 526
   Other                                                                               1,605               1,620
                                                                                   ---------           ---------
                                                                                      22,789              21,877
                                                                                   ---------           ---------
                                                                                   $  69,363           $  84,528
                                                                                   =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current portion of long term debt                                               $     869           $     766
   Accounts payable                                                                    8,223               4,577
   Accrued compensation and related expenses                                           6,013               5,955
   Deferred revenue                                                                    3,461               4,523
   Other accrued expenses                                                              5,105               6,400
                                                                                   ---------           ---------
     Total current liabilities                                                        23,671              22,221
                                                                                   ---------           ---------

LONG TERM DEBT                                                                         3,591               3,204
                                                                                   ---------           ---------

OTHER LONG TERM LIABILITIES                                                            3,596                 716
                                                                                   ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 102 shares issued and
      outstanding                                                                         10                  10
   Common Stock, $.01 par value, 75,000 shares authorized,
      48,230 shares and 48,427 shares issued and
      outstanding                                                                        482                 484
   Additional paid-in capital                                                        234,765             235,457
   Accumulated deficit                                                              (196,752)           (177,564)
                                                                                   ---------           ---------
     Total shareholders' equity                                                       38,505              58,387
                                                                                   ---------           ---------
                                                                                   $  69,363           $  84,528
                                                                                   =========           =========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                        --------------------        --------------------
                                                        1997           1998          1997           1998
                                                        ----           ----          ----           ----
REVENUES:
  Product                                                1,933          2,569       $ 42,151       $  6,331
  Licensing and alliance                                 1,227          2,280          5,182         55,036
                                                      --------       --------       --------       --------
                                                         3,160          4,849         47,333         61,367
                                                      --------       --------       --------       --------

OPERATING EXPENSES:
  Cost of product                                        2,181          3,005         37,912         10,644
  Sales and marketing                                    1,362            878          5,553          2,932
  General and administrative                             1,576          1,235          5,606          4,116
  Patents administration and licensing                   1,294          1,836          3,902          8,591
  Product development                                    5,469          4,481         18,171         12,184
                                                      --------       --------       --------       --------
                                                        11,882         11,435         71,144         38,467
                                                      --------       --------       --------       --------

    Income (loss) from operations                       (8,722)        (6,586)       (23,811)        22,900

OTHER INCOME (EXPENSE):
  Interest income                                          745            651          1,768          1,674
  Interest and financing expenses                          (81)           (75)          (309)          (274)
                                                      --------       --------       --------       --------
    Income (loss) before income taxes                   (8,058)        (6,010)       (22,352)        24,300

INCOME TAX PROVISION                                      --              (14)           (34)        (4,920)
                                                      --------       --------       --------       --------
    Net income (loss)                                   (8,058)        (6,024)       (22,386)        19,380

PREFERRED STOCK DIVIDENDS                                  (64)           (64)          (192)          (192)
                                                      --------       --------       --------       --------
NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                      $ (8,122)      $ (6,088)      $(22,578)      $ 19,188
                                                      ========       ========       ========       ========


NET INCOME (LOSS) PER COMMON SHARE - BASIC            $  (0.17)      $  (0.13)      $  (0.47)      $   0.40
                                                      ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                          48,167         48,427         48,148         48,349
                                                      ========       ========       ========       ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED          $  (0.17)      $  (0.13)      $  (0.47)      $   0.39
                                                      ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                         48,167         48,427         48,148         48,782
                                                      ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                   For the nine months ended September 30,
                                                                   ---------------------------------------

                                                                           1997           1998
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                    $(22,385)      $ 19,188
    Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities-
          Depreciation and amortization                                     3,546          3,422
          Other                                                            (2,627)        (2,880)
          Decrease (increase) in assets-
                   Receivables                                              7,232            259
                   Inventories                                              2,813            422
                   Other current assets                                    (6,680)          (482)
          Increase (decrease) in liabilities-
                   Accounts payable                                       (11,056)        (3,646)
                   Accrued compensation                                     1,398            (58)
                   Deferred revenue                                        (1,552)         1,062
                   Other accrued expenses                                      96          1,295
                                                                         --------       --------

          Net cash provided by (used for) operating activities           $(29,215)      $ 18,582
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                        $ 26,258       $(27,183)
    Additions to property and equipment, net of non-cash additions
       of $141 and $190, respectively                                      (2,092)        (1,068)
    Additions to patents                                                     (764)        (1,230)
    Other non-current assets                                                 (404)           (22)
                                                                         --------       --------
                                                                                        --------

    Net cash provided by (used for) investing activities                 $ 22,998       $(29,503)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                       $    251       $    694
    Payments on long-term debt, including capital lease obligations          (795)          (680)
                                                                         --------       --------

    Net cash provided by (used for) financing activities                 $   (544)      $     14
                                                                         --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                $ (6,761)      $(10,907)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             11,954         17,828
                                                                         --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  5,193       $  6,921
                                                                         ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                        $    107       $    263
                                                                         ========       ========
    Income taxes paid                                                    $    127       $  4,847
                                                                         ========       ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly InterDigital Communication Corporation's (the "Company" or "InterDigital") financial position as of September 30, 1998 and the results of their operations for the three and nine month periods ended September 30, 1997 and 1998 and the cash flows for the nine month periods ended September 30, 1997 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1997, on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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


3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

  The Company considers investments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):


                                               December 31,      September 30,
                                                   1997              1998
                                                -----------     --------------

Money market  funds and demand deposits         $    8,979       $      6,243
Repurchase agreements                                7,856                428
Commercial paper                                       993                250
                                                  ---------      ------------
                                                $   17,828       $      6,921
                                                  =========      ============

  The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

  Short-term investments available for sale as of December 31, 1997 consisted of $2.6 million in government-issued discount notes, and $5.3 million in corporate debt securities as of December 31, 1997. Short-term investments available for sale as of September 30, 1998 consisted of $19.4 million in government-issued discount notes, and $15.7 million in corporate debt securities.

4. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

Product Revenue:

  In fiscal 1997, the Company's Indonesian and Philippine customers represented 75% and 7%, respectively, of UltraPhone(R) product sales. Late in 1997, InterDigital began shipping prototype units of its new True Link(TM) wireless local loop product based on its B-CDMA(TM) technology to its alliance partners. For the three months ended September 30, 1997, the Company's Indonesian customer and Siemens Aktiengesellschaft ("Siemens") accounted for 43% and 31% respectively, of product revenues. For the three months ended September 30, 1998, 86% of the Company's product revenue was for shipments to Namibia through an alliance partner. For the nine months ended September 30, 1997, the Company's Indonesian customer accounted for 78% of product revenues. For the nine months ended September 30, 1998, product revenue from sales to its partners accounted for 75% of the Company's product revenue.

 Product revenues by geographic area are as follows (in thousands):

                      Three Months                        Nine  Months
                          Ended                              Ended
                       September 30,                      September 30,
                       -------------                      -------------
                     1997          1998               1997          1998
                     ----          ----               ----          ----

Domestic            $   377       $   181            $   951      $   651
Foreign               1,556         2,388             41,200        5,680
                    -------       -------            -------      -------
                    $ 1,933       $ 2,569            $42,151      $ 6,331
                    =======       =======            =======      =======

Licensing and Alliance Revenue:

  During the three months ended September 30, 1997, ITC recognized $704,000 related to agreements with Samsung Electronics Co., Ltd. ("Samsung"), and $523,000 of royalty revenue from one licensee under ITC's TDMA related patents. During the three months ended September 30, 1998, licensing and alliance revenues included $852,000 from Samsung, $1.3 million from Alcatel Espana ("Alcatel") and $112,000 in recurring royalty revenue. During the nine months ended September 30, 1997, licensing and alliance revenues include $2.1 million from Samsung, $1.6 million from Siemens, and $1.5 million of royalty revenue from one licensee under its TDMA related patents. During the nine months ended September 30, 1998, licensing and alliance revenues included $2.6 million from Samsung, $3.9 million from Alcatel, $478,000 in recurring royalty revenues, and $48.1 million in new licensing revenue.

5. NET INCOME (LOSS) PER COMMON SHARE:

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share and requires retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computations:


                                 (in thousands)


                                                  Three Months Ended                               Three Months Ended
                                                  September 30, 1997                               September 30, 1998
                                        -------------------------------------------     ----------------------------------------

                                         Income          Shares          Per-Share       Income          Shares       Per-Share
                                       (Numerator)    (Denominator)       Amount       (Numerator)    (Denominator)     Amount
                                       -----------    -------------      ---------     -----------    -------------   ---------
Income (Loss) per Share -Basic:
Income (loss) available to  common
 stockholders                           $(8,122)         48,167          $  (0.17)       $(6,088)         48,427      $  (0.13)

Effect of Dilutive Options and
  Warrants                              $    --             --           $    --              --             --       $     --
                                        -------          ------          --------        -------          ------      --------

Income (Loss) per Share-Diluted:
  Income (loss) available to
  common stockholders +
  assumed conversions                   $(8,122)         48,167          $  (0.17)       $(6,088)         48,427      $  (0.13)
                                        =======          ======          ========        =======          ======      ========



                                                   Nine Months Ended                          Nine Months Ended
                                                   September 30, 1997                         September 30, 1998
                                      -------------------------------------------   ------------------------------------------
                                        Income            Shares        Per-Share    Income           Shares         Per-Share
                                      (Numerator)      (Denominator)      Amount    (Numerator)    (Denominator)       Amount
                                      -----------      -------------    ---------   -----------    -------------     ---------
Income (Loss) per Share - Basic:
Income (loss) available to
  common stockholders                   $(22,578)          48,148        $  (0.47)     $ 19,188          48,349        $   0.40

Effect of Dilutive Options and
Warrants                                    --               --           --               --               433        $   0.01
                                        --------           ------        --------      --------          ------        --------
Income (Loss) per Share-Diluted
  Income (loss) available to
  common stockholders +
  assumed conversions                   $(22,578)          48,148        $  (0.47)     $ 19,188          48,782        $   0.39
                                        ========           ======        ========      ========          ======        ========


6. INVENTORIES:


                                         December 31, 1997          September 30, 1998
                                         -----------------          ------------------
                                                         (in thousands)

Component parts and work-in-progress        $    10,249                 $   10,049
Finished goods                                    2,035                      1,813
                                            -----------                 ----------
                                            $    12,284                 $   11,862
                                            ===========                 ==========


Inventories are stated net of valuation reserves of $5.8 million and $9.3 million as of December 31, 1997 and September 30, 1998, respectively.

7. INCOME TAXES:

  For the three months ended September 30, 1997 no income tax provision was recorded. The income tax provision for the three months ended September 30, 1998 consists of a provision for state taxes of $14,000. For the nine months ended September 30, 1997, the income tax provision consisted of a current state tax provision of $34,000. The income tax provision for the nine months ended September 30, 1998 consists of a current state tax provision of $91,000, a foreign withholding tax provision of $4.9 million, partially offset by a state tax refund of $49,000 from a prior period. At December 31, 1997, the Company had net operating loss carryforwards of approximately $135 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of September 30, 1998.

  Pursuant to the Tax Reform Act of 1986, annual use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of the Company's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. The Company believes that no ownership change for purposes of Section 382 occurred up to and including September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

  InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, InterDigital introduced the UltraPhone system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. InterDigital's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. In late 1992, InterDigital acquired by merger two related companies whose business included research and development activities related to CDMA wireless digital communications technology. Since that time, InterDigital has invested substantial amounts in its B-CDMA development efforts. In 1997, InterDigital and its alliance partners started to engage in pre-market planning activities associated with their new B-CDMA-based wireless local loop products. During 1997, InterDigital had approximately $1.1 million of sales related to prototype TrueLink products and component sales to its alliance partners. These sales included B-CDMA ASICs (Application Specific Integrated Circuits) and other components sold for integration into the alliance partners' pre-production products. In January 1998, InterDigital announced that it had restructured its operations to more fully concentrate on the commercialization of its B-CDMA technology. As part of that restructuring, InterDigital announced its plans to curtail its level of spending relating to the re-engineering and next generation development efforts on the UltraPhone system and has not undertaken additional UltraPhone product redesign efforts. The UltraPhone product does, however, continue to be marketed to niche markets. In March 1998, InterDigital's TrueLink system was unveiled for commercial launch at the CEBIT show. Field trials of the TrueLink product are underway.

  In addition to its UltraPhone and B-CDMA business activities, in 1993, InterDigital, together with ITC implemented a comprehensive license strategy designed to capitalize upon the revenue potential of ITC's extensive TDMA and CDMA patent portfolio. This strategy has resulted in the establishment of strategic alliances with Siemens, Samsung and Alcatel and patent licenses with a total of seventeen licensees through September 30, 1998. It resulted in license and alliance revenues of over $180 million since 1993, including $54.6 million through September 30, 1998. Despite these successes, revenues from alliance partners and licensees have been, thus far, primarily in the form of up-front, non-refundable payments. This coupled with the fact that new license and/or alliance agreements are not entered into on a regular, predictable basis has been a major factor in the significant fluctuations in the Company's revenues and operating results from quarter to quarter. InterDigital expects the variability in licensing and alliance revenues and, consequently, in cash flow to continue unless and until significant recurring royalties are received under the applicable license and alliance agreements.


Liquidity

  The Company had working capital of $40.4 million at September 30, 1998 compared to working capital of $22.9 million at December 31, 1997. The increase in working capital since December was due primarily to the receipt of $43 million of cash from three new patent licensees in the first half of 1998.

  Demands on working capital in 1998 and beyond are expected to increase, in the context of careful cash management and cost containment, primarily as a result of significant increases in B-CDMA technology development expenditures to commercialize, update and expand applications for the Company's technology. As the commercial development effort for the current product nears completion, substantial additional expenditures are expected to be incurred for marketing and other activities and subsequent, substantial additional expenditures will be required to support later stage development. Marketing, administrative, and other costs are expected to increase as well as the Company seeks to more effectively support its alliance program. Further, the cost of prosecuting patent applications worldwide, defending the validity of ITC's patents, and litigating patent infringement actions related to ITC's patents can be substantial.

  The Company's working capital requirements will depend on numerous additional factors, including but not limited to the success of furthering the alliance and licensing strategy, the extent of the niche market and related margins for the UltraPhone system, the ability to generate license fees and royalties, and the need to expend funds in connection with its patent enforcement activities.

  The Company does not presently maintain bank lines of credit. The Company may, at some future date, find it desirable to obtain additional debt or equity capitalization to fully support its technical and product development and marketing activities and/or to fund its patent enforcement activities. There can be no assurances that the Company will be able to obtain any such debt or equity financing, or that it will be able to do so on terms favorable to the Company.

  The Company believes that inventories and non-current assets at December 31, 1997 and September 30, 1998 are realizable based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no additional write-downs are required at this time for lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1997 and September 30, 1998 balance sheets.

Backlog

  At September 30, 1998 backlog of orders for the Company's telephone equipment and services was $355,000. At September 30, 1997, the Company's backlog of orders for UltraPhone telephone equipment and services was $888,000. The Company's May 16, 1997 contract with the Myanma Posts and Telecommunications valued at $250 million has not been included in backlog. While the contract is still in place, the Company currently believes that it is unlikely the contract will be performed due to the lack of progress in securing financing and, as a result, in obtaining government permits.

Cash Flows and Financial Condition

  The Company has generated cash flows from operations of $18.6 million during the nine months ended September 30, 1998. The positive cash flows from operations are primarily due to the payments received from new licensees.

  Net cash used for investing activities for the nine months ended September 30, 1998 was $29.5 million. Notwithstanding the above, the amount of cash used in investing activities has, historically, been low relative to cash used in operations.

  During the nine months ended September 30, 1998, the Company generated cash flows of $14,000 from financing activities. Proceeds from the exercise of stock options and warrants and the sale of stock through the Company's Employee Stock Purchase Plan were partially offset by payments on long term debt (including capital lease obligations).

  Cash and cash equivalents of $6.9 million as of September 30, 1998 includes $231,000 of restricted cash. The product accounts receivable of $2.8 million at September 30, 1998 reflect amounts due from normal trade receivables, including non-domestic open accounts, as well as funds to be remitted under letters of credit. Of the outstanding trade receivables as of September 30, 1998, $1.1 million has been collected through October 30, 1998.

Results of Operations - Third Quarter of 1998 Compared to the Third Quarter
                        of 1997

  Total Revenues. Total revenues in the third quarter ended September 30, 1998 increased 53.4% to $4.8 million from $3.2 million in the third quarter ended September 30, 1997. Product sales increased in the third quarter of 1998 to $2.6 million from $1.9 million in the comparable quarter of 1997.

  During the third quarter of 1998, the Company recognized $852,000 as part of the Samsung agreements, $1.3 million from Alcatel, and $112,000 of royalty revenue from one of its licensees. During the third quarter of 1997, the Company recognized $704,000 of Samsung revenue related to B-CDMA technology development. The Company also recognized $523,000 of royalty revenue during the third quarter of 1997 from one of its licensees.

Cost of Product Revenues. Cost of product revenues for the third quarter of 1998 increased to $3.0 million from $2.2 million for the third quarter of 1997, primarily due to the increase in product revenues. The Company had approximately 17% negative gross margin on product sales for the quarter ended September 30, 1998 as compared to a negative gross margin of 13% for the quarter ended September 30, 1997. The Company did not achieve product revenues sufficient to fully absorb manufacturing overhead costs at standard, acceptable absorption rates. Included in cost of product revenues are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems. Also included in the cost of sales are any manufacturing overhead expenses the Company has incurred that are not absorbed into inventory based on the low volume of production during the quarter.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent administration and licensing, and product development expenses.

  Sales and marketing expenses decreased 35.5% to $878,000 for the third quarter of 1998 as compared to $1.4 million during the third quarter of 1997. The decrease is primarily due to a decrease in activity levels but was partially offset by increased commission expense due to the increase in UltraPhone product revenues in the three month period of 1998.

  General and administrative expenses for the third quarter of 1998 decreased 21.6% to $1.2 million from $1.6 million for the third quarter of 1997. The decrease is primarily due to the timing of certain costs and cost containment measures.

  Patents administration and licensing activities expense increased 41.9% to $1.8 million for the third quarter of 1998 as compared to $1.3 million for the third quarter of 1997 primarily due to an increase in the Company's activities in support of its licensing strategy of offering non-exclusive, royalty bearing patent, technology, know-how and trademark licensees.

  Product development expenses for the third quarter of 1998 decreased 18.1% to $4.5 million as compared to $5.5 million during the third quarter of 1997. The decrease over the prior year period is due primarily to decreased staff and activities levels devoted to the further development of the Company's UltraPhone product and to the timing of certain costs related to the Company's B-CDMA technology.

Other Income and Expense. Interest income for the third quarter of 1998 was $651,000 as compared to $745,000 for the third quarter of 1997. The decrease was due to lower interest rates on shorter term instruments. Interest expense for the quarter ended September 30, 1998 was $75,000 as compared to $81,000 for the quarter ended September 30, 1997. The decrease is due primarily to a decrease in the Company's long term debt.


Results of Operations - Nine Months Ended September 30, 1998 Compared to
                        Nine Months Ended September 30, 1997

Total Revenues. Total revenues for the nine months ended September 30, 1998 increased 29.6% to $61.4 million from $47.3 million for the nine months ended September 30, 1997 due to an increase in licensing and alliance revenues, partially offset by decreasing product revenues. Product revenues decreased 85% during the nine months ended September 30, 1998 to $6.3 million from $42.2 million in the comparable period of 1997 primarily due to the completion of shipments of the Indonesian order in 1997. Also included in product revenues for the nine months ended September 30, 1997 is approximately $600,000 related to sales of prototype TrueLink product to Siemens. Licensing and alliance revenues for the nine months ended September 30, 1998 includes $2.6 million from Samsung, $3.9 million from Alcatel, $48.1 million from new licensees and $478,000 in recurring royalties. License and alliance revenues for the nine months ended September 30, 1997 includes $2.1 million as part of the Samsung agreements, $1.6 million as part of the Siemens agreements and $1.5 million of royalty revenue from one licensee.

Cost of Product Revenues. The cost of product revenues for the nine months ended September 30, 1998 decreased 71.9% to $10.6 million from $37.9 million for the nine months ended September 30, 1997. The Company incurred a negative gross margin on product revenues of 68% for the nine months ended September 30, 1998 as compared to a positive gross margin of 10% for the nine month period ended September 30, 1997. Included in cost of product revenues are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, support and warranty services related to the UltraPhone systems, increases in inventory reserves, as well as the overhead expenses the Company has incurred in maintaining its production resources that were not absorbed into inventory due to the low volume of production. At low production levels, such as those experienced in the nine months ended September 30, 1998, the Company incurs substantial negative gross profit margins because production costs are spread over only a limited number of units of production.

Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent administration and licensing, and product development expenses.

  Sales and marketing expenses decreased 47.2% to $2.9 million for the nine months ended September 30, 1998 compared from $5.6 million during the nine months ended September 30, 1997. The decrease is primarily due to decreased commissions expense, commensurate with the decrease in product revenues and decreased levels of marketing and sales activities, related to the Company's UltraPhone system.

  General and administrative expenses for the nine months ended September 30, 1998 decreased 26.6% to $4.1 million from $5.6 million for the nine months ended September 30, 1997. The decrease in general and administrative expenses is primarily due to the cost containment measures and the timing of certain administrative expenses.

  Patents administration and licensing expenses increased 120.2% to $8.6 million for the nine months ended September 30, 1998 as compared to $3.9 million for the nine months ended September 30, 1997. The increase over the prior year period is primarily due to expenses related to new patents and increased activity related to capitalizing on the revenue potential of InterDigital's extensive TDMA and CDMA patent portfolios.

  Product development expenses decreased 32.9% for the nine months ended September 30, 1998 to $12.2 million from $18.2 million for the nine months ended September 30, 1997. The decrease over the prior year period is due primarily to the discontinued development of the Company's UltraPhone product, and increased staff and activity levels devoted to the development of the B-CDMA technology.

Other Income and Expense. Interest income for the nine months ended September 30, 1998 decreased slightly from $1.7 million as compared to $1.8 million for the nine months ended September 30, 1997. The decrease is due primarily to lower interest rates on shorter term instruments in the Company's portfolio. Interest expense for the nine month period ended September 30, 1998 was $274,000 as compared to $309,000 for the nine month period ended September 30, 1997. The decrease is due to lower balances on long term debt.

Year 2000

  The Company has also begun a planning process to implement a Year 2000 compliance program, consisting of auditing, assessing, remediating, testing, and contingent planning, to ensure the Company's IT (Information Technology) and non-IT systems will function properly beyond 1999. Such program is designed to cover both systems operated by the Company as well as systems operated by third parties that the Company considers to be critical to its operations. The Company has established a committee consisting of members of management from various disciplines to implement this program.

  As part of its Year 2000 compliance program, the Company has begun to identify, test and upgrade its systems for Year 2000 compatibility. In addition, the Company is in the process of identifying and contacting its alliance partners and critical vendors to ensure that those third parties have assessed the Year 2000 issues on their own systems (and in certain cases, to those of such third parties' critical third parties) and are taking steps to ensure that their systems are Year 2000 compatible. The Company believes that it will have the ability to allocate adequate resources for its Year 2000 compliance program and expects any Year 2000 remediation required to be made on its own systems to be completed on a timely basis. However, there can be no assurance that these systems or the systems of third parties upon which the Company's business relies will be converted on a timely basis or successfully. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems, or those operated by third parties upon whom the Company relies to properly operate or manage dates beyond 1999. The costs associated with the Year 2000 compliance program have not been fully assessed, but are not expected to be material.

Statement Pursuant to the Private Securities Litigation Reform Act of 1995

  The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to variability in revenues and cash flow, demands on working capital, Year 2000 program, and prospects for the Myanmar joint venture. Words such as "expects", "scheduled", and "believes", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

  Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, working capital requirements may be affected by the Company's ability to generate revenues, secure other sources of adequate capital (or access thereto) to fund operations and to maintain capital, which in turn may be affected by general economic and industry specific conditions, its ability to successfully implement the alliance and the licensing programs, its ability to successfully develop and commercialize product, ability to hire qualified personnel, and the costs related to enforcement of its patent rights. Receipt of expected revenues from alliances or royalties could be affected by InterDigital's ability to enter into additional strategic alliances, the ability of InterDigital's alliance partners to meet InterDigital's expectations or contractual commitments, the ability of InterDigital to successfully negotiate additional licensing agreements for its patents and other intellectual property or to enforce its rights under its license agreements, the outcomes under legal and administrative cases and proceedings relating to InterDigital's assertion of its patents rights, the ability or success of InterDigital in protecting its intellectual property rights, and the ability to successfully prove infringement of its patents. The Year 2000 program could be affected by the Company's (or third parties upon which the Company's business relies) ability to successfully identify or remediate affected systems. The performance of the Myanmar contract could be affected by the ability to procure financing, government permits and other factors. In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, InterDigital is a party to a lawsuit involving Ericsson Inc. During the third quarter 1998, Ericsson Inc. filed a Motion for Partial Summary Judgement, with respect to which InterDigital has subsequently replied. In addition, during the third quarter of 1998, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following is a list of exhibits filed as part of this Form
10-Q:

     Exhibit 27            Financial Data Schedule


   (b) The following is a list of Current Reports on Form 8-K filed during the third quarter of 1998:

         None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         INTERDIGITAL COMMUNICATIONS CORPORATION



Date: November 12, 1998                  /s/ William A. Doyle, President
                                         --------------------------------------
                                         William A. Doyle, President


Date: November 12, 1998                  /s/ Loretta P. Brehony
                                         --------------------------------------
                                         Loretta P. Brehony, Vice President,
                                         Finance