Form 10-K
period 1998-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1999-03-31
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

         --------------------------------------------------------------

                                    FORM 10-K

  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                     OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 5, 1999 the aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $235,328,233.

     On March 5, there were 48,474,381 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 1999 are incorporated by reference into Items 10 through 12 hereof.

                                     PART I

Item 1. BUSINESS

     General. InterDigital Communications Corporation ("InterDigital"), a public corporation incorporated in the Commonwealth of Pennsylvania, develops technology for advanced digital wireless telecommunications applications. In conjunction with its technology development, InterDigital has developed specific products incorporating its proprietary technologies for market and sale. InterDigital has also developed an extensive body of technical know-how and a broad patent portfolio related to those technologies and related product embodiments. InterDigital offers its customers, licensees and companies with which it has strategic relationships what it believes is unique access to both Time Division Multiple Access ("TDMA") and wide band Code Division Multiple Access ("CDMA") proprietary and standards compliant digital wireless technology.

     Since its inception, InterDigital has expended substantial sums to develop its patented technologies, establish and continuously upgrade the patent portfolio owned by InterDigital Technology Corporation ("ITC"), a wholly-owned subsidiary, develop and commercialize products delivering the advantages afforded by its technologies, and establish a market for those products. InterDigital had an accumulated deficit of approximately $160 million as of December 31, 1998.

     Strategy. InterDigital's strategic objective is to grow as a leading-edge provider of communications technology. InterDigital believes achieving that position will enable it to deliver sustainable earnings growth through a combination of revenues from strategic engineering relationships, product sales, licensing and alliances.

     B-CDMA Alliance (TM) Program. The Company's current B-CDMA Alliance program relates to its proprietary Broadband Code Division Multiple Access(TM) ("B-CDMA(TM)") air interface technology, InterDigital's trademarked brand of wide band CDMA technology. Under the B-CDMA Alliance program, InterDigital seeks to establish strategic relationships with key companies in the telecommunications industry, with the objectives to (i) spread the commercialization of products based on its technologies, (ii) generate licensing revenues through the product sales involving its licensed technologies and the marketing activities of InterDigital's B-CDMA Alliance partners and licensees, and (iii) continue its development of its B-CDMA technology for a possible range of extended applications such as packet data and Internet access.

     In December 1994, InterDigital initiated the B-CDMA Alliance program by entering into an integrated series of agreements with Siemens Aktiengesellschaft ("Siemens") covering UltraPhone(R) system marketing and product development, wide band CDMA technology development, TDMA and CDMA patent licensing and other areas of cooperation. InterDigital entered into its second B-CDMA Alliance with Samsung Electronics Co., Ltd ("Samsung") in February 1996. The Samsung agreements cover B-CDMA technology development, TDMA and CDMA patent licensing, product development, technology transfer and other areas of cooperation. In March 1998, InterDigital entered into its third B-CDMA Alliance with Alcatel Espana ("Alcatel") covering B-CDMA technology development, patent licensing, product development and sales, technology transfer, standards support, and other areas of cooperation.

        In February 1999, Siemens withdrew from the current B-CDMA development project. In connection therewith, Alcatel is re-evaluating its role in the B-CDMA development project. (See "- B-CDMA Technology and Product Development - B-CDMA Alliance Partners".)

     Strategic Engineering Relationships. In January 1999, InterDigital initiated its effort to create strategic engineering relationships when it entered into an agreement with Nokia Corporation ("Nokia") providing for the development of new technology for third generation wireless communications products designed for high data rate applications, such as Internet access. The agreement also includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and provide a structure for determining the royalty payments thereafter. InterDigital is positioning itself through this arrangement to deliver significant value to companies seeking to develop third generation ("3G") standard compliant technologies and product embodiments. This new relationship supports InterDigital's strategic shift, from a supplier of proprietary, finished systems to a provider of communications technology to the industry as a whole.

     Licensing. InterDigital has also sought to capture value from ITC's patent portfolio based upon third party usage of the underlying inventions. In this regard, ITC implemented a comprehensive patent licensing strategy which started in 1993. ITC offers licenses to make, have made, use or sell products incorporating its patented inventions. Together with InterDigital, ITC offers non-exclusive, royalty bearing patent, technology and know-how, and trademark licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes InterDigital's extensive portfolio of intellectual property. InterDigital licenses its technologies both to companies with whom it has strategic relationships (including alliance partners) and to other companies. These efforts have lead to patent license agreements with a total of eighteen companies as of December 31, 1998. One licensee has been added in 1999, bringing the total to nineteen as of March 30, 1999. (See, "Technology and Patent Licensing" and Item 3. "Legal Proceedings".)

     InterDigital's licensing and alliance programs have resulted in the recognition of $92.5 million, $6.0 million and $28.7 million of licensing, alliance and other strategic partner revenue in 1998, 1997 and 1996, respectively.

     Products. InterDigital markets and sells the UltraPhone product, which is a fixed wireless local loop radio telephone system (based on InterDigital's TDMA technology) providing businesses and households access to basic telephone service through a wireless local loop. InterDigital markets the UltraPhone product in selected markets around the world as an optimal solution to rural telecommunications needs. However, in early 1998, InterDigital ceased re-engineering and re-design efforts on this product. During 1998, InterDigital had approximately $4.9 million of sales related to the UltraPhone product, as compared to approximately $43.8 million in 1997.

     InterDigital and its B-CDMA Alliance partners have also started to market wireless local loop radio telephone systems based on InterDigital's B-CDMA technology. Field trials of these systems are in progress. InterDigital's B-CDMA product is known as the TrueLink(TM) product. InterDigital plans to sell TrueLink components, including ASICs (Application Specific Integrated Circuits). During 1998, InterDigital had approximately $1.9 million of sales related to InterDigital's TrueLink(TM) product, including service revenues to Samsung and ASICs and other components sold to Siemens for its integration into pre-production products.

     Risks. InterDigital's strategy is forward looking in nature and, as such, is inherently subject to risks and uncertainties. The successful commercial development and deployment of InterDigital's technologies and products based on those technologies, engineering-based partnerships and projects, the development of sustainable earnings growth, and the receipt of revenues are dependent upon many factors, some of which are detailed elsewhere in this Form 10-K, such as technological achievement, the continued validation of the theories upon which the new technology is being designed, the world market for those technologies and products, the effect of the Siemens withdrawal, Samsung's continued participation in the B-CDMA Alliance and in B-CDMA product develeopment and sales, the outcome of Alcatel's re-evaluation of its commitment to the B-CDMA Alliance, the fulfillment of InterDigital's expectations by companies with whom it has a strategic relationship, the continued validity of InterDigital's patents, the continued availability of debt, equity, alliance partner or other strategic relationship funding sufficient to support an increasing level of efforts over several years and, ultimately, market acceptance of the resultant products. Other factors which could cause actual results to differ materially from those which InterDigital seeks to achieve are detailed elsewhere in this "Business" section and in "Management's Discussion and Analysis of Financial Position and Results of Operations - Overview and Statement Pursuant to the Private Securities Litigation Reform Act of 1995".

B-CDMA Technology and Product Development

     General. InterDigital, together with its B-CDMA Alliance partners, have been developing products embodying InterDigital's B-CDMA technology, InterDigital's particular embodiment of wide band CDMA air interface technology. The initial phases of the development effort have been oriented towards commercial deployment of wireless local loop products with performance and cost characteristics applicable to a market segment distinct from InterDigital's UltraPhone system. These applications include urban and suburban deployment in both developed and developing countries of systems providing high quality voice, high-speed data transfer and multi-media capabilities. InterDigital expects that its B-CDMA technology could be developed for a possible range of extended applications.

     InterDigital has applied its proprietary B-CDMA technology in the architecture of its TrueLink wireless local loop product. Unlike conventional multiple access systems which utilize radio sharing techniques based on division of available bandwith into narrow channels and/or time slots, B-CDMA technology distributes multiple, simultaneous conversations and/or data transmissions across a broad segment of radio spectrum. The TrueLink product is designed to provide subscribers with the capability to access to the public switched telephone network on demand for voice, data, facsimile, ISDN, and video/multimedia services.

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

     B-CDMA Alliance Partners. As of December 31, 1998, InterDigital's B-CDMA Alliance partners included Siemens, Samsung, and Alcatel. In February 1999, Siemens, as a result of a corporate realignment in its business, notified InterDigital that Siemens was withdrawing from the current B-CDMA development project. As part of the B-CMDA project, Siemens performed or was to perform a variety of tasks, including without limitation the development of a radio, system test and the manufacture of certain prototype and finished product. InterDigital and Siemens are in the process of negotiating Siemens withdrawal from the project. However, InterDigital can give no assurance that it will receive the assistance it requires or that the withdrawal can be affected without a material impact on InterDigital's resource requirements related to the project or on the project as a whole. InterDigital did not have any revenues relative to the Siemens agreement in 1998 and does not believe that Siemens withdrawal, on its own, will materially affect InterDigital's 1999 revenues.

     Since the Siemens announcement, Alcatel has begun to re-evaluate its commitment to the B-CDMA development project. Alcatel's decision to continue or not continue with the project may be affected by, among other factors, the schedule for delivery of products and additional costs and resource allocation stemming from the Siemens withdrawal. Alcatel's continuing commitment to the project will likely result in a restructuring of the existing contractual relationship, including provisions concerning resource allocation and milestone related payments. There can be no assurance that Alcatel and InterDigital will agree to continue the development effort or restructure the contract. If Alcatel does not continue to participate in the current B-CDMA development effort on terms acceptable to InterDigital, InterDigital may re-evaluate its resource commitment to the development project. A withdrawal by Alcatel would not affect currently projected 1999 revenues. However, this action would change InterDigital's business prospects with regard to B-CDMA products, at least as currently envisioned, and could negatively impact InterDigital's revenues beyond 1999, including revenues anticipated from licensing and product sales.

     In addition, from time to time companies re-evaluate strategies relative to their development projects. InterDigital believes that, as is customary in any such re-evaluation process, various projects being undertaken by Samsung, including Samsung's development and commercialization of B-CDMA products based on B-CDMA technology, could be impacted in the future if such projects do not show the potential for producing acceptable profits or suitable market growth. Because Samsung is not currently making further contributions to the InterDigital B-CDMA development project, any decision by Samsung to discontinue its B-CDMA products would not require InterDigital to commit additional resources to the current B-CDMA development project. In addition, a withdrawal by Samsung would not affect currently projected 1999 revenues. However, as with any B-CDMA Alliance partner withdrawal from the B-CDMA program, a withdrawal by Samsung could negatively impact future revenues that InterDigital was anticipating to derive (in the form of royalties) from the sales of B-CDMA products by Samsung.

     Competition. A number of companies, many of which are substantially larger and have substantially greater financial, technical, marketing and other resources than InterDigital, sell or may introduce products which will be competitive with InterDigital's (and its B-CDMA Alliance partners') B-CDMA products. In addition, in situations where a potential customer's needs for local loop services favors deployment of wireless technologies, there are many existing and announced terrestrial and satellite -based delivery systems that may be considered. Other manufacturers offer competitive analog and digital wireless local loop systems. Fixed analog and digital cellular systems are also offered to provide service in the local loop. Competitive CDMA technologies are currently being deployed as wireless local loop and cellular applications. At least one company is offering add-on modules which are promoted as having the capability of converting cellular systems into wireless local loop systems. InterDigital believes that, if it and its alliance partners can enter the market ahead of certain of its competitors, its competitive position will be enhanced. While InterDigital believes that its development efforts are likely to give it and its alliance partners this competitive advantage, there can be no assurance that InterDigital will be able to accomplish its goal, either by maintaining its commercialization schedule or otherwise. Some competitors may be further along in their development efforts than InterDigital is fully aware. Finally, if Alcatel withdraws from the current B-CDMA development project and, as a result, InterDigital reduces its investment in that project, InterDigital's TrueLink system would have difficulty competing in the marketplace since the current development project involves re-engineering for cost-effectiveness. An inability or perceived inability to compete on a price or other basis may result in a decision by InterDigital to discontinue or limit this product line.

     Even in that competitive environment, however, InterDigital believes that its B-CDMA technology has several advantages as compared to other currently available or developing digital wireless technologies in these applications:

   o Robust Radio Signal. The B-CDMA radio signal is expected to have extremely high immunity to interference and multipath fading because the radio signal is spread over a larger bandwidth than that utilized by other technologies. In addition, the advanced digital signal processing techniques employed in InterDigital's B-CDMA technology implementation are expected to allow a greater portion of a degraded signal to be recovered.

   o Simplified Network Planning. InterDigital's B-CDMA technology allows nearly all available radio frequencies to be utilized in each cell site. This simplifies frequency planning and the process of cell site planning and network expansion as compared to other digital wireless technologies.

   o Bandwidth on Demand. InterDigital expects that its B-CDMA technology will allow operators to offer services supported by bandwidth on demand to their customers. This means that customers can, through a single air interface, readily access a full range of services ranging from basic telephony to ISDN.

   o System Design Flexibility. The B-CDMA air interface technology has been designed to allow product implementations capable of utilizing virtually any currently available voice coding technology. (These technologies utilize varying rates of data transfer, which affects service quality and system capacity). This is expected to allow product developers and operators the ability to balance the competing demands of system capacity and service quality. InterDigital expects that systems utilizing its B-CDMA technology will have higher capacity capabilities at comparable service quality levels as compared to systems utilizing other technologies.

   o Privacy. InterDigital believes that CDMA technologies (both broadband and narrowband) allow more secure transmission than other wireless technologies currently available, making intentional or accidental eavesdropping extremely difficult with commercially available technology.

     B-CDMA Technology, Business Strategy and Market. Although the wireless local loop market has not generated the rapid growth predicted by market analysts, InterDigital believes that this market continues to offer revenue opportunities. InterDigital expects that B-CDMA products will be deployed in urban and suburban settings, in commercial and residential applications, for voice, data, facsimile, ISDN, and video/multimedia services, primarily through one of its B-CDMA Alliance partners. InterDigital expects that the B-CDMA product will compete with many of the products with which the UltraPhone product has competed (see "- The UltraPhone System - Competition and Market") and against other current and future products, some of which purport to offer many of the advantages of InterDigital's B-CDMA technology. InterDigital believes that demand will be highest in developing countries which are planning significant infrastructure development and where significant numbers of persons are not presently served or are served by antiquated systems, or in any areas in developed or developing countries where the demographics do not justify investments in cellular infrastructure. InterDigital also expects that there will be demand for such products in developed countries where there is a growing demand for advanced services, in particular high data rate transmission capability. InterDigital intends to position itself as a provider of B-CDMA components, primarily for its partners. InterDigital also intends to pursue additional B-CDMA technology- based strategic relationships with the objectives of incorporating B-CDMA ASIC's and other components into partners' systems, or manufacturing TrueLink by those partners for distribution and sale by those partners. There can be no assurance that InterDigital will be able to form any such strategic relationships.

     Backlog. InterDigital had no orders on backlog for the TrueLink product at December 31, 1998. To the extent orders are received during 1999, back orders are not expected to substantially affect the Company's 1999 operating results.

     Production of Proprietary Products. InterDigital and Siemens had provided contractually for the manufacture of InterDigital's TrueLink(TM) wireless local loop product by Siemens. InterDigital does not have any other agreements in place for the production of the TrueLink(TM) product. As a result of Siemens withdrawal from the current B-CDMA development project, InterDigital does not expect that Siemens will continue to manufacture for InterDigital beyond the near term and, possibly, at all. Samsung is currently evaluating whether or not it desires to become a manufacturer of B-CDMA products for InterDigital. There can be no assurance that, in the future, InterDigital will be able to enter into any agreements for the manufacture of TrueLink or OEM procurement contracts for TrueLink, either at all or on terms acceptable to InterDigital. InterDigital has entered into an agreement with Texas Instruments, Inc. to manufacture InterDigital's new integrated chip based on InterDigital's B-CDMA technology. InterDigital anticipates that, in the future, such chips may be marketed and sold to differing markets by either Texas Instruments or by InterDigital.

Strategic Engineering Services and Product Development

     Based upon the core competencies of its engineering group resulting from its research and development work in the TDMA and wide band CDMA arenas dating back to the 1980's time period, InterDigital believes that it is positioned to deliver significant value to companies seeking to develop 3G compliant technologies and product embodiments. In the first of such arrangements, InterDigital and Nokia entered into a strategic technology development agreement in January 1999 covering the development of new technology for 3G wireless communications products designed for high data rate applications, such as Internet access. The agreement provides that InterDigital is to deliver technology building blocks for Nokia to use in 3G wireless products. The agreement provides that Nokia will fund the project, maintain an active role in the development plan and, when the development is complete, be able to use the technology in 3G products. InterDigital is to own the developed technology and will have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize that technology. The Company continues to approach other major telecommunication companies with the objective of structuring strategic engineering services relationships, particularly within the 3G market.

     As of March 1, 1999, InterDigital employed approximately 135 people whose primary responsibilities are B-CDMA and 3G technology development, and additionally utilizes the efforts of outside engineering resources and engineering contributions from companies with whom it has strategic relationships. Further development of InterDigital's technologies may require additional technical and administrative support, as well as additional marketing resources and higher levels of sustained efforts for the next several years. In addition, if InterDigital were to restructure the current B-CDMA development project in a manner that requires it to make additional commitments, InterDigital could require significant additional engineering resources. The recruitment of personnel with technical expertise in wireless communications technology development is highly selective and competitive. In addition to recruiting high quality engineers, InterDigital intends to attempt to satisfy its increasing need for engineering resources through, among other things, consulting services and further strategic relationships. The failure to attract and retain highly qualified personnel could interfere with InterDigital's technology and product development efforts.

     InterDigital has expensed $17.2 million, $24.2 million and $21.6 million during 1998, 1997 and 1996, respectively, related to all of its research and development efforts for both TDMA and B-CDMA based product development.

Technology and Patent Licensing

     General. InterDigital's patents, patent applications and rights to file patent applications on certain future inventions are owned by ITC. ITC currently holds approximately 123 United States and approximately 331 non-U.S. patents relating specifically to digital wireless radiotelephony technology (TDMA and/or
CDMA) which expire at various times beginning in 2004 and ending in 2019. ITC also has approximately 15 other patents, both in the United States and in non-U.S. countries. ITC has also filed approximately 61 United States and approximately 238 non-U.S. patent applications relating primarily and variously to the CDMA and TDMA technologies. ITC's patents have effective terms of up to 20 years from the date of their first filing.

     In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. If any third party successfully asserts that certain of InterDigital's patent claims are not valid or do not cover their products, InterDigital's licensing potential and revenues could be adversely affected. In addition, in the normal course of business, third parties have asserted, and may assert in the future, that InterDigital is engaged in the infringing use of a third party's patents or proprietary technology. If any such third party successfully asserts that InterDigital is engaged in any such infringing use, InterDigital may be required to contest the validity of such patents or proprietary technology, to acquire licenses to use the patented or proprietary technology and/or to redesign InterDigital's products to avoid further infringement. The cost of enforcing and protecting the patent portfolio or defending InterDigital against infringement claims can be significant.

     Patent Licensing Activities. ITC has undertaken a comprehensive licensing program, the ultimate objective of which is the realization of licensing revenues from third party use of inventions underlying its patent portfolio. ITC generally seeks to license its patents on reasonable terms and conditions, including reasonable royalty rates. ITC believes that making its patented digital wireless technologies available to third parties will provide a potentially significant source of revenue. In 1990, the initial digital cellular telephone standard known as IS-54 employing TDMA technology was jointly adopted by the Telecommunications Industry Association ("TIA") and Electronics Industry Association ("EIA") as an interim standard. ITC believes that, in many instances, licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with the TIA/EIA/IS- 54-B Cellular System Dual-Mode Mobile Station-Base Station Compatibility Standard (the "IS-54-B Standard") and the 800 MHz Cellular System, TDMA Radio Interface, Dual-Mode Mobile Station - Base Station Compatibility Standard (the "IS-136 Standard"). In addition, InterDigital believes that in many instances licenses under its patents are required in order for third parties to manufacture and sell equipment in compliance with certain other TDMA-based standards currently in use worldwide. Those standards include but are not limited to the Global System for Mobile Communication, the Japanese Digital Cellular Standard, Digital Enhanced Cordless Telephone and Personal Handyphone System. Currently, numerous manufacturers supply digital cellular equipment conforming to such standards.

     At December 31, 1998, ITC had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to Hughes Network

Systems ("HNS"), American Telephone & Telegraph Company, Siemens,
Matsushita Electric Industrial Co. Ltd., Sanyo Electric Co., Ltd., Pacific Communications Systems Inc., Mitsubishi Electric Corporation, Hitachi Ltd., Kokusai Electric Co., NEC Corporation, OKI Electric Industry Ltd. ("OKI"), Samsung, Sharp Corporation, Kyocera Corporation, Denso Corporation and Toshiba Corporation. The OKI agreement was the result of a settlement of litigation filed by ITC in 1993. Certain licenses typically contain "most favored nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation. Certain of InterDigital's licensees had, in the past, stated, among other things, that the outcome of a prior litigation over ITC's patents materially impacts the royalties due under their license agreements. While InterDigital believes that these positions, to the diminishing extent that they continue to be asserted, are meritless, the positions taken by ITC's licensees may impact ITC's ability to secure new licenses or to generate recurring licensing revenue under the existing agreements. ITC's licensing opportunities are also affected by the increasing concentration of the industry, particularly as to infrastructure, which results in a substantial portion of the licensing opportunities being concentrated in a small number of non-licensed manufacturers, many of whom are generally opposing the validity of ITC's patents in multiple forums.

     At December 31, 1998, ITC had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain CDMA patents (and in certain instances, technology) to Siemens, Samsung, Alcatel and Qualcomm Incorporated ("Qualcomm"), and a limited, non-exclusive, non-transferable, royalty-bearing license to Advanced Digital Technologies. One of these licenses involved a CDMA cross-license agreement with Qualcomm, entered into in 1994 in settlement of litigation filed in 1993. In return for a one-time payment of $5.5 million, ITC granted to Qualcomm a fully-paid, worldwide license to use and sublicense certain specified and then existing (but excluding defined after-filed and/or granted) ITC CDMA patents (including related divisional and continuation patents) to make and sell products for IS-95-type wireless applications, including, but not limited to, cellular, PCS, wireless local loop and satellite applications. Qualcomm has the right to sublicense certain of ITC's licensed CDMA patents so that Qualcomm's licensees will be free to manufacture and sell IS-95-type CDMA products without requiring any payment to ITC. Neither ITC's patents concerning cellular overlay and interference cancellation nor its current inventions are licensed to Qualcomm. Under the settlement, Qualcomm granted to InterDigital a royalty-free license to use and to sublicense the patent that Qualcomm had asserted against InterDigital and a royalty-bearing license to use certain Qualcomm CDMA patents in InterDigital's B-CDMA products, if needed. InterDigital does not believe that it will be necessary to use any of such royalty-bearing or non-licensed Qualcomm patents in its B-CDMA system. In addition, Qualcomm agreed, subject to certain restrictions, to license certain CDMA patents on a royalty bearing basis to those InterDigital customers that desire to use Qualcomm's patents. The license to InterDigital does not apply to IS-95-type systems, or to satellite systems. Certain of Qualcomm's patents, relating to key IS-95 features such as soft and softer hand-off, variable rate vocoding, and orthogonal (Walsh) coding, are not licensed to InterDigital. The license to Advanced Digital Technologies was entered into as a part of the spin-off of InterDigital's government contracting business in 1996. This license is limited in its field of use to CDMA technology on the date of the license.

     In 1999, InterDigital entered into royalty bearing TDMA and CDMA patent licenses with Nokia, which are paid up generally through the project period, and provide a structure for determining royalty payments thereafter.

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

     In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. During the third quarter of 1998, Ericsson Inc. filed a Motion for Partial Summary Judgement, with respect to which InterDigital has replied. The Court has not yet ruled on this Motion. Also during the third quarter, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. The litigation is currently in the discovery stage. InterDigital and ITC intend to vigorously defend the Texas action. However, if any of ITC's patents are held invalid, ITC's licensing opportunities and collection of royalty revenues could be materially and adversely affected.

     Patent Oppositions. ITC has filed patent applications in numerous foreign countries. ITC is and expects from time to time to be subject to challenges with respect to its patents and patent applications in foreign countries. ITC intends to vigorously defend its patents. However, if any of ITC's patents or applications are revoked, ITC's patent licensing opportunities in the relevant foreign countries, and possibly in other countries, could be materially and adversely affected.

The UltraPhone System

     General. The UltraPhone telephone system is a digital telecommunications system, based on TDMA technology, which is designed to provide wireless local loop telephone service as an alternative to conventional wireline systems. It offers greater flexibility and ease of installation than conventional wireline-based systems and is designed to provide high transmission quality, capacity and spectrum efficiency to large numbers of users over a broad region. Utilizing InterDigital's patented TDMA and other proprietary technologies, the UltraPhone telephone system enables its users, which have historically consisted primarily of local Telephone Operating Companies ("TELCOs"), to offer communication services in places where the cost of, or time required for, installing, maintaining or upgrading conventional wireline telephone service supports selection of the UltraPhone system. For these reasons, the UltraPhone telephone system is particularly well-suited for rural areas of developing countries. Sales of UltraPhone systems accounted for approximately 5%, 86% and 47%, respectively, of the total revenues of InterDigital during 1998, 1997 and 1996. Through December 31, 1998, InterDigital has sold over 356 UltraPhone systems worldwide, with aggregate UltraPhone product revenue totaling over $210 million.

     The UltraPhone system consists of an advanced digital radio central network station serving individual or clustered subscriber units omni-directionally covering a radius of up to approximately 40 miles from the Base Station (depending upon the terrain). InterDigital has also developed a rapidly deployable and transportable version of the fixed UltraPhone Base Station which is designed to provide high quality and private telephone communications in cases of natural disaster, tactical military situations, emergencies and other temporary circumstances.

     Competition and Market. The UltraPhone product competes with wireline and wireless systems which provide basic telephone service in developing nations. It has competed with many of the products that InterDigital expects its TrueLink product to compete with. (See "- B-CDMA Technology and Product Development - Competition"). The UltraPhone system has been deployed in applications ranging from remote rural to dense urban areas, but is generally utilized and differentiates itself from competitive products by generally being more cost effective in rural applications where its service features are required. Other technologies, including wireline based systems and wireless systems with smaller service areas than the UltraPhone system, are generally more cost effective and may provide more advanced features in dense urban applications where the UltraPhone system is not typically marketed. Microwave-based wireless systems with larger service areas than the UltraPhone system and which have data transfer capability up to 64 Kilobits per second, are generally more cost effective than the UltraPhone system in more remote rural applications where the UltraPhone system is also not typically marketed.

     Intense price competition exists in the market in which the UltraPhone system competes. Historically, InterDigital has marketed the UltraPhone system at sales prices which generated little, if any, margin. Absent significant cost reduction, which would require substantial additional engineering investment, margins are not expected to improve. In early 1998, the Company made a strategic decision to cease re-engineering and re-design efforts on the UltraPhone system. Accordingly, the Company does not expect improvements in margins from sales of the UltraPhone product. In addition, InterDigital expects that its ability to generate profitable UltraPhone sales will continue to be hampered by the world-wide economic uncertainties, which InterDigital believes has affected its customers and potential customers ability to undertake costly infrastructure projects. On the other hand, the UltraPhone system offers its potential customers a proven product which demonstrates reliability and high quality.

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

     Backlog. At December 1998, InterDigital's backlog of orders for UltraPhone telephone equipment and services was approximately $1.0 million. There were no significant orders in backlog at December 31, 1997.

     Production. InterDigital assembles, integrates and tests the UltraPhone Subscribers and Base Stations using component parts manufactured by various suppliers to InterDigital's specifications. In most, but not all instances, component parts could be purchased from several different sources. Should InterDigital's relationship with most of its suppliers cease in the future, InterDigital believes that alternative sources of the various component parts are available, although such an event would likely have an adverse impact on shipments to its customers and support activities. In certain instances, however, critical component parts for the UltraPhone system are purchased from single sources thereby making InterDigital dependent upon those sources. Given InterDigital's decision to eliminate spending on re-engineering and re-design of the UltraPhone product, if select components were to become unavailable, InterDigital would have to evaluate whether the then current market for the UltraPhone product would warrant the investment necessary to establish another source. If InterDigital were to determine the investment was not warranted and there was no other source of supply, the sales of UltraPhone could cease or be curtailed. InterDigital has also entered into a technology transfer agreement under which Samsung is licensed to produce UltraPhone systems and may thereby become a potential supplier to InterDigital.

     Technical and Quality Standards and Market Acceptance. The UltraPhone system is required to meet conditions promulgated by international, domestic or regional organizations or financing agencies, and to comply with country-specific type acceptance or certification standards. An organization jointly owned by the Bell regional holding companies develops and publishes compliance standards which have been adopted as either compulsory or elective benchmarks by the Bell regional holding companies and other United States TELCOs. In addition to these and additional organization recommendations and technical or acceptance standards which may be applicable, an international set of quality standards has been promulgated, generally for future implementation, by the International Standardization Organization. InterDigital has, in the past, been able to comply with all technical and acceptance standards necessary to consummate its sales contracts, including ISO-9001 certification.


Product Sales

     Sales by Geographic Area. Product revenues by geographic area are as follows (in thousands):

                                Year Ended December 31,
                              --------------------------
                               1998      1997      1996
                              ------    -------   -------
               U.S.           $  911    $ 1,253   $ 1,958
               Non-U.S.        5,840     42,601    23,016
                              ------    -------   -------
                              $6,751    $43,854   $24,974
                              ======    =======   =======

     Major Customers. During 1998, InterDigital's revenue related to B-CDMA components totaled approximately $1.9 million. Also, during 1998, Myanma Posts and Telecommunications notified InterDigital that it wishes to terminate its contract with InterDigital due to financing difficulties. In 1997, InterDigital's Indonesian and Philippine customers represented 75% and 7% of total product revenues, respectively. All of such customer sales represented sales of the UltraPhone product. During 1997, InterDigital began shipping prototype units of the TrueLink product and shipped a total of approximately $1.1 million of that product to Siemens. During 1996, InterDigital's Philippine customer (Philippine Long Distance Telephone Company) and its Indonesian customer accounted for 56% and 16% of product revenues, respectively.

Technical Standards

     InterDigital is active in the ongoing standards setting process for third generation mobile products and wireless local loop products sponsored by certain standards setting bodies. Working on its own and with its strategic partners, InterDigital is proposing standards which incorporate elements of its technologies. These are being proposed in the U.S. and internationally and include technology building blocks built into InterDigital's B-CDMA technology, plus extension of that technology for third and fourth generation applications. InterDigital also hopes, through one or more of its B-CDMA Alliance partners, to establish the critical mass which would allow B-CDMA technology to be considered a defacto standard, where appropriate. In addition, InterDigital is proposing standards based on new technology it is developing for Nokia. InterDigital generally has designed and builds UltraPhone equipment, and intends to design and have built TrueLink system components, in accordance with such industry regulations and standards as may be appropriate.

Government Regulation

     The telecommunications industry in general is subject to continued regulation on the federal, state and international levels. The sale of telecommunications equipment, such as the UltraPhone telephone system, is regulated in the United States and in many other countries, primarily to ensure compliance with federal technical standards for interconnection, radio emissions and non-interference (i.e. type acceptance of a particular product).

Employees

     As of March 1, 1999, InterDigital had approximately 215 full-time employees. In addition, the services of consultants and part-time employees are utilized. None of InterDigital's employees are represented by a collective bargaining unit. A breakdown of InterDigital's full-time employees by functional area is as follows:

                                                    Number of
            Functional Area                         Employees
            ---------------                         ---------
        Sales and Marketing                              5
        Customer Support                                13
        Manufacturing                                   13
        Research and Development                       135
        Patent Licensing                                 8
        Corporate and Administration                    41
                                                       ---
          Total                                        215
                                                       ===

Executive Officers of InterDigital

The Executive Officers of InterDigital are:

          Name           Age         Position
          ----           ---         --------

Willaim A. Doyle         49          President and Director
Howard E. Goldberg       53          Executive Vice President -
                                     Stategic Alliance and
                                     President of InterDigital
                                     Patents Corporation ("Patents Corp.")
Joseph Gifford           53          Executive Vice President -
                                     Business Development

Mark Lemmo               41          Executive Vice President - Engineering
                                     & Product Operations
Gary Lomp                41          Executive Vice President and Chief
                                     Technology Officer
Charles "Rip" Tilden     45          Executive Vice President - Communications,
                                     Investor Relations and Strategic Planning
Richard J. Fagan         42          Senior Vice President and Chief Financial
                                     Officer
William J. Merritt       40          Senior Vice President, General Counsel and
                                     Secretary


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

     Howard E. Goldberg was promoted to President of InterDigital Patents Corporation in October, 1998, while still retaining his title as Executive Vice President-Strategic Alliance of InterDigital. Prior to that, he also held the positions of General Counsel and Secretary from May 1995 to October 1998. Mr. Goldberg served as Vice President, General Counsel and Secretary from December 1994 to May 1995. He served as a lawyer in various consulting and full time employment capacities prior to that from April 1993, including the position of Vice President - Legal Affairs and Associate General Counsel.

     Joseph Gifford was appointed Executive Vice President, Business Development in April 1997. Prior to joining InterDigital Communications Corporation, Mr. Gifford was an executive at Motorola, Inc. from August 1993 to April 1997, where he was responsible for business development in the Wireless Access Systems Division.

     Mark Lemmo was promoted to Executive Vice President, Engineering & Product Operations in October 1996. Previously, Mr. Lemmo had been Vice President-Sales and Marketing since June 1994 and Vice President of Engineering from August 1991 to June 1994.

     Gary Lomp was named Executive Vice President and Chief Technology Officer in June 1998. He served in various capacities as a Vice President relating to InterDigital's B-CDMA research and development efforts from October 1992, when he joined InterDigital as part of the acquisition of SCS Telecom and SCS Mobilecom, through June 1998.

     Charles "Rip" Tilden was named Executive Vice President - Communications, Investor Relations and Strategic Planning of InterDigital in March 1998. Prior to that, he held the positions of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, PA, an office products and paper distribution company, since December 1994. Before moving to Alco Standard, Mr. Tilden was Vice President, Communications for GenCorp in Akron, OH, an aerospace defense, automotive and polymer products company from 1988 to 1994.

     Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998. Prior to that, he served as Controller and Treasurer of Quaker Chemical, a Pennsylvania chemical corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

     William J. Merritt was promoted to Senior Vice President, General Counsel and Secretary in October 1998. Prior to that, he served in the capacity of Vice President - Legal and Assistant Secretary since January 1996. Prior to joining InterDigital, from 1987 to 1996, Mr. Merritt held a variety of positions in the Legal Department for Long Island Lighting Company, a New York electric and gas utility company, the last of which was Assistant General Counsel responsible for all company litigation and corporate matters. Mr. Merritt was also General Counsel to that company's power plant operation subsidiary, Dynamic Energy Services Corporation, since 1995.

     InterDigital's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons, with the exception of Mr. Lomp, are parties to agreements which provide severance pay benefits, among other things, in certain events of termination of employment. Certain of these agreements generally provide for the payment of severance up to a maximum of one year's salary and up to a maximum of one year's continuation of medical and dental benefits. In certain of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition, including by merger or consolidation, or by the issuance by InterDigital of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the employee would generally receive two years of salary and the immediate vesting of all stock options.

Item 2. PROPERTIES

     InterDigital owns one facility, subject to a mortgage, with an aggregate of approximately 50,000 square feet of office, development, warehousing and assembly facilities in King of Prussia, Pennsylvania. (See Note 11.) In December 1996, InterDigital entered into a five year lease for approximately 67,000 square feet of office and development facilities in Melville, New York. This facility is the primary location for the majority of InterDigital's B-CDMA development activities. (See Note 10.)

Item 3. LEGAL PROCEEDINGS

     InterDigital is both plaintiff and defendant in certain litigation relating to its patents. (See Item 1. "Business-Technology and Patent Licensing" of this Form 10-K.)

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The following table sets forth the range of the high and low sales prices of InterDigital's Common Stock as reported by the American Stock Exchange.

                                      High                 Low
1998                                 ------               -----

     First Quarter                   6 3/16               2 9/16
     Second Quarter                  7 7/16               5 3/16
     Third Quarter                   5 7/8                2 11/16
     Fourth Quarter                  6 7/8                3


1997                                  High                 Low
                                     -----                -----
     First Quarter                   7 7/16               5 1/4
     Second Quarter                  6 15/16              4 1/2
     Third Quarter                   6 5/16               4 15/16
     Fourth Quarter                  5 9/16               2 13/16

     As of March 5, 1999, there were approximately 2,298 holders of record of InterDigital's Common Stock.

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


                                                   1998         1997         1996         1995         1994
                                                 --------     --------     --------     --------     --------
Consolidated Statement of Operations Data
(in thousands, except per share data)

Revenues:
  Product and Services                           $  6,751     $ 43,854     $ 24,974     $ 16,581     $ 20,086
  Licensing and Strategic Partner                  92,470        5,982       28,719       67,693       28,709
  Contract services                                    --           --           --          681        1,171
                                                 --------     --------     --------     --------     --------
      Total revenues                               99,221       49,836       53,693       84,955       49,966
Income (loss) from continuing operations           36,968      (34,267)     (11,644)      34,605      (13,753)
Discontinued operations                                --           --           --           --         (295)
Net income (loss) before preferred dividends       36,968      (34,267)     (11,644)      34,605      (14,048)
Net income (loss) applicable to
  common shareholders                            $ 36,713     $(34,523)    $(11,904)    $ 34,340     $(14,330)
                                                 ========     ========     ========     ========     ========
Net income (loss) per share -- Basic:
  Continuing Operations                          $   0.76     $  (0.72)    $  (0.26)    $   0.78     $  (0.37)
  Discontinued Operations                              --           --           --           --        (0.01)
                                                 --------     --------     --------     --------     --------
Net income loss) per share -- Basic              $   0.76     $  (0.72)    $  (0.26)    $   0.78     $  (0.38)
                                                 ========     ========     ========     ========     ========
Weighted Average number of shares
  outstanding -- Basic                             48,380       48,166       46,462       43,925       37,463
                                                 ========     ========     ========     ========     ========
Net Income (loss) per share -- Diluted:
  Continuing Operations                          $   0.75     $  (0.72)    $  (0.26)    $   0.74     $  (0.37)
  Discontinued Operations                              --           --           --           --        (0.01)
                                                 --------     --------     --------     --------     --------
Net Income (loss) per share -- Diluted           $   0.75     $  (0.72)    $  (0.26)    $   0.74     $  (0.38)
                                                 ========     ========     ========     ========     ========
Weighted average number of shares
  outstanding -- Diluted                           48,771       48,166       46,462       46,503       37,463
                                                 ========     ========     ========     ========     ========

Operations and Other Data:

Number of UltraPhone systems sold                       6           66           49           25           34
Number of UltraPhone subscriber stations sold       2,070       23,430       10,764        5,474        8,570

Consolidated Balance Sheet Data (in thousands):

Cash and cash equivalents                        $ 20,059     $ 17,828     $ 11,954     $  9,427     $  6,264
Short Term Investments                             32,318        7,976       43,063       55,060           --
Working capital                                    54,752       22,902       57,076       59,008       10,118
Total assets                                       99,523       69,363      112,636       83,167       43,830
Long-term debt                                      3,772        4,460        5,011        1,061          753
Accumulated deficit                              (160,039)    (196,752)    (162,229)    (150,325)    (184,665)
Total shareholders' equity                         75,808       38,505       72,507       62,440       14,872

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

     During the mid-1990's InterDigital experienced losses caused by (i) the failure to achieve sufficient sales volumes of UltraPhone systems to cover associated overhead, (ii) substantial investments in UltraPhone product redesigns and enhancements, (iii) substantial investment in B-CDMA research and development, and (iv) significant litigation costs associated with enforcement of InterDigital Technology Corporation's ("ITC") intellectual property rights. At the same time that InterDigital was experiencing these losses, it began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and to align itself with key telecommunication companies. During 1994, 57% of InterDigital's total revenues resulted from licensing revenues, including revenue related to InterDigital's first B-CDMA alliance agreement with Siemens. During 1995, InterDigital reported its first profitable fiscal year since its inception due to licensing and strategic partner revenue. During 1996, InterDigital completed its second major B-CDMA Alliance with Samsung, and licensing and strategic partner revenue constituted 53% of total revenues for the year. However, since licensing and strategic partner revenue had been based upon the receipt of up-front, non-refundable payments pursuant to license and alliance agreements entered into at sporadic intervals, InterDigital's profit and loss status varied from quarter to quarter. In 1997, InterDigital was unprofitable, primarily due to substantially increased investment in the development of its B-CDMA technology. 1997 revenues of $49.8 million included $4.4 million from licensing revenue from its B-CDMA Alliance partners, $1.6 million of recurring royalty fees from one licensee, and $43.8 million from product sales.

        In late 1997 and early 1998, the continuing viability of UltraPhone business was further impacted by intensified product and price competition, chiefly due to the introduction into the market of the lower cost Digital Enhanced Cordless Telephone system and by economic uncertainties in Asia. In January 1998, InterDigital restructured its operations to cease all UltraPhone development efforts and de-emphasize related sales efforts to devote its resources to B-CDMA technology and product development. In March 1998, InterDigital entered into its third B-CDMA Alliance, with Alcatel, under which agreement Alcatel agreed, among other things, to pay InterDigital $25 million in technology transfer and services fees over a period of time through 2003. In 1998, InterDigital recognized $4.6 million in revenue related to the Alcatel agreement. During 1998, InterDigital entered into four new TDMA licensing agreements and received revenues under several other licensing agreements. Licensing and strategic partner revenue totaled $92.5 million in 1998. In January 1999, InterDigital entered into a strategic engineering relationship with Nokia involving the development of new technology for 3G products designed for high data rate applications, such as Internet access. This agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and also provides a structure for determining the royalty payments thereafter. InterDigital will recognize $31.5 million in licensing revenue in the first quarter of 1999 related to paid-up royalties from the Nokia Agreement.

     In February 1999, Siemens withdrew from InterDigigal's current B-CDMA development project. Following InterDigital's announcement of Siemens withdrawal, Alcatel informed InterDigital that it intends to re-evaluate its participatiaon in the B-CDMA development project and the B-CDMA Alliance and has commenced that re-evaluation. Alcatel's decision to continue or not continue with the project may be affected by, among other factors, the schedule for delivery of products and additional costs and resource allocation stemming from the Siemens withdrawal. Alcatel's continuing commitment to the project will likely result in a restructuring of the existing contractual relationship, including provisions concerning resource allocation and milestone related payments. There can be no assurance that Alcatel and InterDigital will agree to continue the development effort or restructure the contract. If Alcatel does not continue to participate in the current B-CDMA development effort on terms acceptable to Interdigital, InterDigital may re-evaluate its resource commitment to the development project. A withdrawal by Alcatel would not affect currently projected 1999 revenues. However, this action would change InterDigital's business prospects with regard to B-CDMA products, at least as currently envisioned, and could negatively impact InterDigital's revenues beyond 1999, including revenues anticipated from licensing and product sales.

     In addition, from time to time companies re-evaluate strategies relative to their development projects. InterDigital believes that, as is customary in any such re-evaluation process, various projects being undertaken by Samsung, including Samsung's development and commercialization of B-CDMA products based on B-CDMA technology, could be impacted in the future if such projects do not show the potential for producing acceptable profits or suitable market growth. Because Samsung is not currently making further contributions to the InterDigital B-CDMA development project, any decision by Samsung to discontinue its B-CDMA products would not require InterDigital to commit additional resources to the current B-CDMA development project. In addition, a withdrawal by Samsung would not affect currently projected 1999 revenues. However, as with any B-CDMA Alliance partner withdrawal from the B-CDMA program, a withdrawal by Samsung could negatively impact future revenues that InterDigital was anticipating to derive (in the form of royalties) from the sales of B-CDMA products by Samsung.

     InterDigital expects the variability in its licensing and strategic partner revenues and, consequently, its cash flow to continue until significant recurring royalties are received under the applicable agreements. InterDigital's expectation as to its ability to generate revenue related to licensing and strategic partner activities is forward looking in nature and, as such, is inherently subject to risks and uncertainties and is dependent upon various factors or events, among other risks, uncertainties, factors and events detailed elsewhere in this Annual Report, including the effect of the Siemens withdrawal, whether or not Alcatel continues its participation and/or makes further contributions to the B-CDMA development effort, Samsung's continued development and commercialization of B-CDMA products, InterDigital's continuation of its developments work for Nokia, the ability to enter into additional alliances, strategic engineering relationships and/or licenses for InterDigital's patents and other intellectual property, the extent to which and when current and new licensees ship products that utilize the licensed technology and the licensees' abilities or willingness to pay the applicable license or royalty fees. Further, InterDigital relies on certain third parties to assist with its development activities. Delays or difficulties in such third parties' development efforts can lead to changes in the strategies of the companies with whom InterDigital has strategic relationships, which could ultimately affect InterDigital's relationships with such companies, the marketability of InterDigital's technology and products, and the receipt of revenues. Revenues and other business prospects could also be adversely impacted by adverse decisions in InterDigital's outstanding and any future intellectual property rights litigation or other patent-related proceedings, including but not limited to, any non-issuance of ITC's patent applications or declaration of invalidity or declaration of non-infringement of ITC's patents. (See "- Statement Pursuant to the Private Securities Litigation Reform Act of 1995" below and Notes 1, 3, 4 and 5 to "Notes to Consolidated Financial Statements".)

     InterDigital also expects to continue to derive revenues from its product operations. InterDigital and its B-CDMA Alliance partners have engaged in the marketing of their products based on InterDigital's B-CDMA technology. Field trials of these systems are in progress. During 1998, InterDigital had approximately $1.9 million of sales related to InterDigital's TrueLink product. These sales included service revenue to Samsung and B-CDMA ASIC and other component sales to Siemens for its integration into pre-production products. In addition, although InterDigital is not actively pursuing many wireless local loop opportunities that might have previously been considered for the UltraPhone system, InterDigital intends to continue to market the UltraPhone system on a selective basis in rural niche markets where the potential for profit exists and through post contract add-ons and systems expansions and servicing and follow on orders. InterDigital's ability to derive future revenue from product sales will be affected by, among other factors detailed elsewhere in this Annual Report, the affect of the Siemens withdrawal, whether or not Alcatel continues its participation and/or makes further contributions to the B-CDMA development effort, Samsung's success with its B-CDMA program, and the intensified competition for sales of wireless local loop telephone systems. (See
"- Statement Pursuant to the Private Securities Litigation Reform Act of 1995" below.)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

        InterDigital had working capital of $54.8 million at December 31, 1998 compared to working capital of $22.9 million at December 31, 1997. The increase in working capital since December 1997 is due primarily to the increase in cash and short term investments derived from the success of the patent licensing and strategic partner programs in 1998. InterDigital had, prior to 1995, experienced liquidity problems due to its lack of profits sufficient to generate cash at a level necessary to fund its investment in additional equipment, its UltraPhone technology development, its patent activities, its B-CDMA technology research and development activities, and its operating expenses. From the fourth quarter of 1994 through the second quarter of 1996, InterDigital generated cumulative operating profits and substantially strengthened its cash position through its alliance partner, strategic engineering relationship and licensing transactions. However, during the third and fourth quarters of 1996 and during all of fiscal 1997, InterDigital again experienced operating losses. In 1998, InterDigital experienced operating losses in the first and third quarters, offset by profits in the second and fourth quarters. Despite this variability, InterDigital reported its strongest earnings in its history for 1998. InterDigital expects that it may continue to experience significant fluctuations in working capital due to variations in the amount and timing of license and strategic partner related revenue.

     InterDigital experienced positive cash flows of $30.1 million from operations during 1998 as compared to negative cash flows of $23.8 million in 1997. The positive cash flows from operations are primarily due to the success of the patent licensing program during the year.

     Net cash flows from investing activities for 1998 include investments in property and equipment of $1.8 million and additions to patents of another $1.8 million. Also included in net cash flows from investing activities is InterDigital's investment of $24.2 million of funds in short-term, highly liquid securities.

     During 1998, InterDigital experienced negative cash flows of $353,000 from financing activities primarily for the payment of long term debt.

     Cash and cash equivalents of $20.1 million as of December 31, 1998 includes $143,000 of restricted cash. Short term investments of $32.2 million as of December 31, 1998 were held by InterDigital Finance Corporation, a wholly owned subsidiary of InterDigital. Accounts receivable of $15.0 million at December 31, 1998 reflect amounts due from normal trade receivables, including non-U.S. open accounts, as well as funds to be remitted under letters of credit and licensing agreements. Of the outstanding trade receivables as of December 31, 1998, $13.7 million has been collected through March 5, 1999.

     Inventory levels decreased at December 31, 1998 to $5.1 million from $12.3 as of December 31, 1997, reflecting InterDigital's estimate of the net realizable value of inventory for the UltraPhone product relative to its niche market. Inventories at December 31, 1998 and December 31, 1997 are stated net of valuation reserves of $13.7 and $5.8 million, respectively.

     Included in other accrued expenses at December 31, 1998 are professional fees, consulting and other accruals and deferred rent relating to the corporate headquarters and manufacturing facilities, as well as sales taxes payable.

     Demands on working capital in 1999 and beyond are expected to be significant. Subject to Alcatel's continued participation in the current development effort, InterDigital expects to aggressively support its B-CDMA technology development efforts to further commercialize its technology in 1999. As the commercial development effort for the next version of TrueLink and the next generation B-CDMA ASIC continues, substantial additional expenditures are expected to be incurred for further development and re-engineering, marketing and other activities. Siemens withdrawal from the B-CDMA project may impose additional development costs on InterDigital. In addition, a renegotiation of the Alcatel agreement could adversely affect both the Company's short term revenue and its development cost burden. Further, in 1999 and beyond, InterDigital expects to incur substantial development costs as it focuses development efforts on 3G wireless technology. Some of these costs are expected to be absorbed by companies with whom InterDigital has strategic relationships. Further, the cost of prosecuting patent applications worldwide, defending the validity of ITC's patents, and litigating patent infringement actions related to ITC's patents can be substantial.

        InterDigital is capable of supporting its operating requirements during 1999 through internally generated funds. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters. InterDigital may seek financing by means of a bank loan or line of credit or through the sale of debt or equity securities. InterDigital does not presently maintain bank lines of credit and can give no assurance that it could secure such a loan or line of credit, either at all or on acceptable terms. In addition, there can be no assurances that InterDigital will be able to sell any such securities, or, if it can, that it can do so on terms acceptable to InterDigital.

InterDigital believes that its investment in inventories and non-current assets at December 31, 1998 are realizable based on expected selling prices and order volumes. Property and equipment are currently being utilized in InterDigital's on-going business activities, and InterDigital believes that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, InterDigital believes that the value of its patents is at least equal to the value included in the December 31, 1998 balance sheet.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the revenues from each revenue category as a percentage of total revenues and gross margins from product sales:

                                       As A % of Total Revenues
                                      --------------------------
                                       Year Ended December 31,
                                      --------------------------
                                      1998        1997      1996
                                      ----        ----      ----
Revenues:
     Product Revenues                  6.8%       88.0%     46.5%
     Licensing and Strategic
     Partner                          93.2        12.0      53.5
                                    ------       -----     -----
          Total Revenues             100.0%      100.0%    100.0%

     Product Gross Margins          (160.4)%      (4.4)%    (9.6)%
                                    ======       =====     =====

1998 Compared With 1997

     Total Revenues. Total revenues in 1998 increased 99.1% to $99.2 million from $49.8 million in 1997 due to the significant increase in licensing and strategic partner revenue. In 1998, licensing and strategic partner revenue included $4.6 million from Alcatel, $3.4 million from Samsung, $83.5 million from new and existing license agreements and $962,000 in recurring royalties. In 1997, licensing and strategic partner revenue included the recognition of the final $1.6 million of strategic partner revenue from Siemens, $2.8 million from Samsung and $1.6 million in recurring royalties.

     Cost of Product Revenues. Cost of product revenues decreased in 1998 to $17.6 million from $41.9 million in 1997. The decrease is directly related to the decrease in product sales. In 1998, there were insufficient product sales to absorb manufacturing overhead and increases in inventory reserves resulting in a negative gross margin of 160.4% as compared to a positive gross margin of 4.4% in 1997. In 1998, InterDigital recorded charges totaling $7.9 million to reduce the carrying value of its inventory of UltraPhone components to its net realizable value due to excess inventories resulting from the cancellation of the Myanmar contract. Quantities are now considered excess relative to the niche market for UltraPhone products.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patents administration, and product development expenses.

     Sales and marketing expenses decreased 46.9% to $3.9 million during 1998 as compared to $7.3 million in 1997. The decrease is primarily due to decreased sales commissions and decreased marketing activity for the UltraPhone product.

     General and administrative expenses for 1998 decreased 25.9% to $5.3 million from $7.2 million in 1997. The decrease is due to cost management and the reduction in workforce in early 1998.

     Patents administration and licensing costs increased 118.4% to $11.1 million in 1998 from $5.1 million in 1997. The increase is primarily due to increased activities related to the generation of licensing revenue and the protection and enforcement of InterDigital's patent portfolio.

     Product development costs decreased 29.2% to $17.2 million in 1998 from $24.2 million in 1997. The decrease is primarily due to reduced development of InterDigital's UltraPhone system and to the timing of certain B-CDMA related development expenses.

     Other Income and Expense. Interest expense was $367,000 in 1998 as compared to $410,000 in 1997. In 1998, interest expense includes $199,000 of mortgage interest on InterDigital's King of Prussia property which was purchased in 1996, and $168,000 of interest on capital leases. In 1997, mortgage interest was $225,000 and interest on leases was $180,000.

     Interest income for 1998 increased 18.5% to $2.5 million from $2.1 million in 1997 due to higher average invested cash balances during 1998.

1997 Compared With 1996

     Total Revenues. Total revenues in 1997 decreased 7.2% to $49.8 million from $53.7 million in 1996 due to the significant decrease in licensing and strategic partner revenue in 1997 partially offset by an increase in product revenues of 75.6% to $43.8 million from $25.0 million in 1996. Licensing and strategic partner revenue of $6.0 million in 1997 included $2.8 million of alliance revenue from Samsung, the final $1.6 million of alliance revenue recognized on the Siemens agreement and $1.6 million of recurring royalty fees from one licensee. In 1996, license and strategic partner revenue of $28.7 million included $23.0 million of alliance revenue from Samsung, $4.8 million of alliance revenue recognized on the Siemens agreements and $900,000 of recurring royalty fees from one licensee.

     Cost of Product Revenue. The cost of product sales in 1997 revenue increased 53.1% to $41.9 million from $27.4 million in 1996. This increase is due primarily to the increase in product revenues. InterDigital achieved sufficient product revenue to substantially absorb manufacturing overhead costs resulting in a 4.4% positive gross margin compared to a negative 9.6% gross margin in 1996.

     InterDigital restructured its operations to de-emphasize and eliminate most areas of spending related to its UltraPhone business. InterDigital's gross profit margin ratios on UltraPhone product sales had been negatively affected by the relative proportions of direct and distributor sales, by the average number of subscribers and clusters per system sold, by its ability to absorb manufacturing overhead costs through generation of sufficient production volume, by the field service costs for installation, warranty, training and post-sale support, and by varying selling prices and product materials costs. Consistent with industry practices, distributor commissions have been included in both revenues and cost of sales. Historically, InterDigital's gross profit margin from UltraPhone system sales has been inadequate to support its operating and other expenses. The low sales volumes experienced in recent years have resulted in production volumes which were inadequate to fully absorb fixed production overhead costs and increases in inventory reserves, producing negative gross margins.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses and product development expenses.

     Sales and marketing expenses increased 55.5% to $7.3 million during 1997 as compared to $4.7 million in 1996. The increase is primarily due to increases in product marketing efforts, participation in trade shows, sales commission and activity levels associated with InterDigital's B-CDMA based product.

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

     Other Income and Expense. Interest expense for 1997 was $410,000 as compared to $271,000 for 1996. Interest expense for 1997 includes $225,000 of mortgage interest on InterDigital's King of Prussia property which was purchased in 1996 and $180,000 of interest on leases. In 1996, mortgage interest was $124,000 and interest on leases was $135,000.

     Interest income for 1997 decreased 50.1% to $2.1 million from $4.2 million in 1996 due to substantially lower average invested cash balances during 1997 as compared to 1996.

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

Backlog

     At December 31, 1998, shippable backlog of product and related services was approximately $1.0 million.

Year 2000

     Many currently installed computer systems in many companies are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, both IT (Information Technology) and non-IT systems used by many organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. InterDigital recognizes the need to ensure our operations will not be adversely affected by Year 2000 system failures. In this regard, InterDigital has begun to implement a Year 2000 compliance program, consisting of auditing, assessing, remediating, testing, and contingency planning, to ensure InterDigital's IT and non-IT systems will function properly beyond 1999. The program is designed to cover both systems operated by InterDigital as well as systems operated by third parties that InterDigital considers to be material to its operations. InterDigital has established a Committee consisting of members of management from various disciplines to implement this program and has engaged a consultant to assist the Committee.

     As part of its Year 2000 compliance program, InterDigital is engaging in a comprehensive assessment of the potential overall impact of the impending century change on its business, financial condition and operating results. InterDigital has conducted a thorough audit of its systems and has begun to test and upgrade certain of its systems for Year 2000 compatibility. In addition, InterDigital has begun the process of identifying and contacting certain third parties upon which it relies to ensure that those third parties have assessed the Year 2000 issues on their own systems and are taking steps to ensure that their systems are Year 2000 compatible. InterDigital believes that it will have the ability to allocate adequate resources for its Year 2000 compliance program and expects any Year 2000 remediation required to continue its operations to be made on its own systems to be completed on a timely basis. However, InterDigital has not completed its assessment, and still has many systems that require evaluation and/or testing for Year 2000 compliance. In addition, InterDigital cannot yet estimate with any degree of certainty the timing for completion of its compliance program, and expects differing aspects of that program will be completed at varying times. There can be no assurance that these systems or the systems of third parties upon which InterDigital's business relies will be identified or remediated on a timely basis or successfully. This could cause delays or difficulties in development efforts. Moreover, InterDigital's products and components may be integrated into larger systems that InterDigital cannot adequately evaluate for Year 2000 compliance. InterDigital may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. InterDigital's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems, or those operated by third parties upon whom InterDigital relies to properly operate or manage dates beyond 1999.

        To date, InterDigital has not incurred any material costs directly associated with its Year 2000 compliance efforts. InterDigital has incurred the compensation expense associated with its salaried employees who have devoted some of their time to its Year 2000 assessment, remediation efforts and the cost of its consultant. InterDigital does expect to expand additional resources on its remediation efforts out of general corporate funds, but does not expect the total cost of Year 2000 remediation efforts to be material to its business, financial condition and operating results. Those costs have not yet been fully assessed. During the months prior to the century change, InterDigital will continue to evaluate its products and systems, as well as certain products and systems provided to it by third parties, to determine whether they are Year 2000 compliant. Despite this assessment, InterDigital may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significantly more time and expense than expected, and unremediated problems could affect its business, financial condition, and operating results. InterDigital currently has no contingency plans to address the risks associated with unremediated Year 2000 problems but intends to develop such plans, to the extent reasonably practicable, as part of its compliance program.

Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        The foregoing Management's Discussion and Analysis and discussions of InterDigital's "Business" contain forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its strategic objectives, earnings growth, revenue potential and variability, and working capital requirements; the development, standardization, capabilities, production, commercialization, marketing and evolution of its B-CDMA products and/or the underlying technology and of its new technologies; the ability to diversify into new technologies and applications; objectives of, potential for and competitive positions of InterDigital's product business; market for products and marketing plans; litigation; growth in industry markets, demand and in telecommunication infrastructure; the affect of the Siemens withdrawal; the outcome of Alcatel's and Samsung's re-evaluations, and InterDigital's ability to capture value from B-CDMA technology and products; the continuation of the development effort with Nokia and of the technology and products developed under the Nokia agreement to enhance InterDigital's competitive position; ability to form additional alliances and strategic engineering relationships, capture value from InterDigital's patent portfolio, license its intellectual property and generate licensing revenues; patent validity, enforceability, applicability and infringement and license; enforceability; the actions of InterDigital's B-CDMA Alliance partners, Nokia, and other licensees; the ability to attract and retain personnel; and Year 2000 compliance. Words such as "objectives", "seeking", "expects", "believes", "intends", "anticipates", "plans", "hopes", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. These factors include but are not limited to: general economic conditions of InterDigital's customers, potential customers and the wireless industry; actual or perceived world-wide economic conditions; the reversal or slowdown in anticipated TELCO infrastructure spending; the effects of, and changes in, foreign trade, monetary and fiscal conditions, policies, laws and regulations or other activities of foreign and the United States governments, agencies and similar organizations; foreign exchange rates and fluctuation in those rates;

     adverse foreign tax consequences; delays in remittance and difficulties of collection of foreign payments; efforts to nationalize foreign-owned operations; unstable foreign governments, legal systems and intergovernmental disputes; foreign governmental action or inaction; imposition of unfavorable government or industry standards; the inability to maintain or secure adequate capital (or access thereto) to fund operations; the failure to achieve and/or maintain market acceptance of InterDigital's products and technology or to introduce new competitive products on a timely and cost effective basis; the inability to hire and/or retain appropriately qualified technical, sales or management personnel; the availability of competitive products superior on a perceived, relative or actual basis with InterDigital's products; technical, financial or other difficulties or delays in the development, re-engineering, production, testing, commercialization and marketing of InterDigital's products or technologies; failure of B-CDMA based equipment to meet performance tests; lack of sufficient endorsement of InterDigital's technology and products from operators, producers and others, or the failure to achieve widespread dissemination thereof; demand for and pressures on margin on InterDigital's products; the failure to enter into additional alliances and strategic engineering relationships necessary to achieve InterDigital's business objectives; the failure to fully and successfully implement the alliance and strategic engineering programs including the failure or inability of companies with whom InterDigital has strategic relationships to meet InterDigital's expectations or contractual commitments; availability of required frequencies or other things necessary to fulfill their obligations to InterDigital; failure to achieve desired development goals, budget and/or schedule relating to the Nokia development project; Nokia's exercise of its rights to terminate the development project for convenience; inability to retain or hire adequate personnel; inability of Siemens and InterDigital to negotiate mutually acceptable terms for their withdrawal; attempts by other B-CDMA Alliance partners to renegotiate their relationships including withdrawal from the B-CDMA Alliance; failure of InterDigital or third parties to successfully identify or remediate Year 2000 problems or a timely basis or at all; higher than expected Year 2000 remediation costs; the difficulty or inability to enforce contractual commitments abroad; the failure of InterDigital to successfully negotiate licensing agreements for InterDigital's patents and other intellectual property or to enforce InterDigital's rights under its license agreements; substantial increased costs and other burdensome effects of legal and administrative cases and proceedings, and the outcomes thereto, relating to InterDigital's assertion of its patents rights, and other claims against InterDigital's patents or its products; the inability or failure of InterDigital to protect its intellectual property rights, including enforcing non-disclosure and non-competition agreements, prosecuting key patent applications or defending key patents, and the inability to successfully prove infringement of its patents. Other risk factors and further explanations of certain of the above risk factors are included in the foregoing "Management's Discussion and Analysis" and discussions of InterDigital's "Business" contained in this Annual Report. In addition, other factors may exist that may not be fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                   Number
                                                                   ------
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants                             27
  Consolidated Balance Sheets                                          28
  Consolidated Statements of Operations                                29
  Consolidated Statements of Shareholder's Equity                      30
  Consolidated Statements of Cash Flows                                31
  Notes to Consolidated Financial Statements                           32

SCHEDULES:
  Schedule II - Valuation and Qualifying Accounts                      50
  All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To InterDigital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of InterDigital's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                         Arthur Andersen LLP


  Philadelphia, PA
     February 24, 1999

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                           December 31,
                                                                    ---------------------------
                                                                       1998            1997
                                                                    ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $143 and $193, respectively                           $  20,059       $  17,828
   Short term investments                                              32,218           7,976
   Accounts receivable, net of allowance for
      doubtful accounts of $975 and $897, respectively                 14,983           3,058
   Inventories                                                          5,102          12,284
   Other current assets                                                 3,056           5,428
                                                                    ---------       ---------
      Total current assets                                             75,418          46,574
                                                                    ---------       ---------
   Property, plant and equipment                                        9,697          11,373
   Patents, net of accumulated amortization of
      $6,701 and $5,579 respectively                                    9,948           9,292
   Long term deposits                                                   2,934             519
   Other                                                                1,526           1,605
                                                                    ---------       ---------
                                                                       24,105          22,789
                                                                    ---------       ---------
                                                                    $  99,523       $  69,363
                                                                    =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                $     723       $     869
   Accounts payable                                                     5,973           8,223
   Accrued compensation and related expenses                            2,959           2,920
   Deferred revenue                                                     3,936           3,461
   Foreign and domestic taxes payable                                   2,249             481
   Other accrued expenses                                               4,826           7,717
                                                                    ---------       ---------
     Total current liabilities                                         20,666          23,671
                                                                    ---------       ---------
LONG TERM DEBT                                                          3,049           3,591
                                                                    ---------       ---------
DEFERRED REVENUE                                                           --           3,596
                                                                    ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares
      authorized -- $2.50 Convertible Preferred,
      102 shares issued and outstanding                                    10              10
   Common Stock, $.01 par value, 75,000 shares
      authorized, 48,427 shares and 48,230 shares
      issued and outstanding                                              484             482
   Additional paid-in capital                                         235,631         234,765
   Accumulated deficit                                               (160,039)       (196,752)
                                                                    ---------       ---------
                                                                       76,086          38,505
  Treasury stock, 50 shares held at cost                                  278              --
                                                                    ---------       ---------
    Total shareholders' equity                                         75,808          38,505
                                                                    ---------       ---------
                                                                    $  99,523       $  69,363
                                                                    =========       =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                Year Ended December 31,
                                                          ------------------------------------
                                                            1998         1997          1996
                                                          -------      --------       --------
REVENUES:
  Product revenues                                        $ 6,751      $ 43,854       $ 24,974
  Licensing and strategic partner revenue                  92,470         5,982         28,719
                                                          -------      --------       --------
                                                           99,221        49,836         53,693
                                                          -------      --------       --------
OPERATING EXPENSES:
  Cost of product revenues                                 17,577        41,914         27,370
  Sales and marketing                                       3,864         7,276          4,679
  General and administrative                                5,327         7,189          6,893
  Patents administration and licensing                     11,145         5,102          4,222
  Product development                                      17,166        24,248         21,609
                                                          -------      --------       --------
                                                           55,079        85,729         64,773
                                                          -------      --------       --------
    Income (loss) from operations                          44,142       (35,893)       (11,080)

OTHER INCOME (EXPENSE):
  Interest income                                           2,454         2,070          4,151
  Interest expense                                           (367)         (410)          (271)
                                                           ------      --------       --------

    Income (loss) before income taxes and
      minority interest                                    46,229       (34,233)        (7,200)

INCOME TAX PROVISION                                       (9,261)          (34)        (3,554)
                                                          -------      --------       --------
    Income (loss) before minority interest                 36,968       (34,267)       (10,754)

MINORITY INTEREST                                               -             -           (890)
                                                          -------      --------       --------
    Net income (loss)                                      36,968       (34,267)       (11,644)

PREFERRED STOCK DIVIDENDS                                    (255)         (256)          (260)
                                                          -------      --------       --------
NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                          $36,713      $(34,523)      $(11,904)
                                                          =======      ========       ========
NET INCOME (LOSS) PER COMMON SHARE - BASIC                 $ 0.76       $ (0.72)       $ (0.26)
                                                          =======      ========       ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED               $ 0.75       $ (0.72)       $ (0.26)
                                                          =======      ========       ========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except per share data)


                                                      $2.50                     Additional
                                                   Convertible       Common       Paid-In       Accumulated    Treasury
                                                 Preferred Stock      Stock       Capital         Deficit       Stock        Total
                                                 -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                            $ 11           $ 444       $ 212,310      $ (150,325)       ---      $ 62,440

  Exercise of Common Stock options                     ---               4           2,311             ---        ---         2,315
  Exercise of Common Stock warrants                    ---              16           7,342             ---        ---         7,358
  Dividend of Common Stock and cash to
       $2.50 Preferred shareholders                    ---             ---              42            (260)       ---          (218)
  Sale of Common Stock under Employee
       Stock Purchase Plan                             ---               1             349             ---        ---           350
  Issuance of Common Stock associated
       with the Patents Corp. merger                   ---              15          11,891             ---        ---        11,906
  Conversion of preferred stock to common               (1)              1             ---             ---        ---           ---
  Net loss                                             ---             ---             ---         (11,644)       ---       (11,644)

                                                ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                              10             481         234,245        (162,229)       ---        72,507

  Exercise of Common Stock options                     ---             ---              17             ---        ---            17
  Exercise of Common Stock warrants                    ---             ---              18             ---        ---            18
  Dividend of Common Stock and cash to
       $2.50 Preferred shareholders                    ---             ---              92            (256)       ---          (164)
  Sale of Common Stock under Employee
       Stock Purchase Plan                             ---               1             393             ---        ---           394
  Net loss                                             ---             ---             ---         (34,267)       ---       (34,267)

                                                ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                              10             482         234,765        (196,752)       ---        38,505

  Exercise of Common Stock options                     ---               1             479             ---        ---           480
  Dividend of Common Stock and cash to
       $2.50 Preferred shareholders                    ---             ---              53            (255)       ---          (202)
  Sale of Common Stock under Employee
       Stock Purchase Plan                             ---               1             334             ---        ---           335
  Treasury Stock Acquired                                                                                        (278)         (278)
  Net income                                           ---             ---             ---          36,968        ---        36,968

                                                ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                            $ 10           $ 484       $ 235,631      $ (160,039)    $ (278)     $ 75,808
                                                ====================================================================================


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------

                                                                       1998            1997               1996
                                                                     --------        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 36,968        $ (34,267)        $ (11,644)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities-
      Depreciation and amortization                                     4,629            4,855             3,747
      Deferred revenue                                                 (3,121)          (4,003)            4,803
      Inventory reserve increase (decrease)                             7,942             (107)           (1,045)
      Minority interest in subsidiary                                       -                -               890
      Decrease (increase) in assets-
            Receivables                                               (11,925)          10,863           (10,764)
            Inventories                                                  (760)           1,686            (7,965)
            Other current assets                                         (278)           1,846            (2,439)
      Increase (decrease) in liabilities-
            Accounts payable                                           (2,250)          (6,904)           10,814
            Accrued compensation                                           39              632              (745)
            Other accrued expenses                                     (1,123)           1,555             1,053
                                                                     --------         --------          --------
      Net cash provided by (used in) operating activities              30,121          (23,844)          (13,295)
                                                                     --------         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments, net                      (24,242)          35,087            11,997
  Purchase of property and equipment                                   (1,831)          (3,927)           (8,740)
  Patent Costs                                                         (1,778)            (966)             (870)
  Other non-current assets                                                314             (190)             (319)
                                                                     --------         --------          --------
  Net cash provided by (used in) investing activities                 (27,537)          30,004             2,068
                                                                     --------         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                        815              429            10,025
  Lease obligations incurred                                              251              452             4,667
  Payments on long-term debt, including capital lease obligations        (939)          (1,003)             (717)
  Cash dividends on Preferred Stock                                      (202)            (164)             (221)
  Purchase of Treasury Stock                                             (278)               -                 -
                                                                     --------         --------          --------
  Net cash provided by (used in) financing activities                    (353)            (286)           13,754
                                                                     --------         --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,231            5,874             2,527

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         17,828           11,954             9,427
                                                                     --------         --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 20,059         $ 17,828          $ 11,954
                                                                     ========         ========          ========


        The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

1. BACKGROUND:

     InterDigital Communications Corporation and its subsidiaries (in these Notes, collectively "InterDigital") develops and markets advanced digital wireless telecommunications systems using both proprietary and standards compliant technologies for voice and data communications. In conjunction with its technology development, InterDigital has developed an extensive body of technical know-how and a broad patent portfolio related to those technologies and related product embodiments.

     Through its technical know-how, patent portfolio and internal expertise, InterDigital has entered into strategic relationships with four companies to date, three of which are still on-going, based in large part on technology development. (See Notes 3, 4, 5 and 18.) InterDigital and its B-CDMA Alliance partners are developing a new air interface technology and products, based on InterDigital's patented B-CDMA technology and other proprietary technologies. The initial phases of the development effort are oriented towards development and commercialization of wireless local loop systems. InterDigital's B-CDMA Alliance partners are currently re-evaluating their commitment to the B-CDMA Alliance. (See notes 4 and 5.) InterDigital has also entered into a cooperative agreement which provides for the development of new technology for third generation wireless communications products. (See note 18.) Companies with whom InterDigital has strategic relationships also have licensed varying portions of ITC's patent portfolio.

     InterDigital, through ITC, has also sought to capitalize upon the revenue potential of its patent portfolio through the implementation, starting in 1993, of a comprehensive patent licensing strategy. This strategy has resulted in patent license agreements with a total of eighteen companies as of December 31, 1998 and, together with InterDigital's strategy to align itself with other telecommunications companies, has resulted in the recognition of $92.5 million, $6.0 million and $28.7 million of licensing and strategic partner revenue in 1998, 1997, and 1996, respectively.

     InterDigital's TDMA-based wireless local loop product is the UltraPhone system, a telephone system providing business and households access to basic telephone service through a wireless local loop. UltraPhone systems revenues accounted for less than 5% of total revenues of InterDigital during 1998. In 1998, InterDigital restructured its operations to de-emphasize the UltraPhone product and has reduced the carrying value of UltraPhone related inventory to its net realizable value. InterDigital's new product, TrueLink, is a wireless local loop product based on InterDigital's proprietary B-CDMA technology. This product was commercially launched in Hannover, Germany at the CEBIT telecommunications show in March 1998. Also in 1998, InterDigital and two of its B-CDMA Alliance partners commenced field trials of systems embodying InterDigital's B-CDMA technology at various sites. During 1998, InterDigital had approximately $1.9 million of TrueLink product sales.

     InterDigital's operations are subject to numerous risks and uncertainties, including but not limited to, successful commercial development and deployment of InterDigital's technologies and products based on those technologies. The development of sustainable earnings growth is dependent upon many factors, such as technological achievement, the continued validation of the theories upon which the new technology is being designed, the effect of the Siemens withdrawal from the B-CDMA Alliance, InterDigital's ability to continue working with its other B-CDMA Alliance partners on acceptable terms or at all, the world market for InterDigital's technologies and InterDigital's and its licensees' and alliance partners' products, the ability to generate a satisfactory gross profit on product revenues, uncertainty and volatility of future profitability, cash flows and access to capital, dependence on alliance and strategic engineering arrangements and key personnel, the continued validity of InterDigital's patents, the continued availability of debt, equity, alliance partner or strategic relationship funding sufficient to support an increasing level of efforts over several years, and market acceptance of the resultant products, among other factors.

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

Cash, Cash Equivalents and Short-Term Investments

     InterDigital considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value. At December 31, 1998, all of InterDigital's short-term investments are classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No.
115. "Accounting for Certain Investments in Debt and Equity Securities". Therefore, any unrealized holding gains or losses should be presented in a separate component of stockholders' equity. At December 31, 1998 and 1997, there were no significant unrealized holding gains or losses.

Cash and cash equivalents consist of the following (in thousands):


                                                       December 31,
                                               -------------------------
                                                 1998             1997
                                               --------        ---------

Money market funds and demand accounts        $  3,160         $  8,979
Repurchase agreements                              516            7,856
Commercial paper                                16,383              993
                                                ------           ------
                                              $ 20,059         $ 17,828
                                              ========         ========

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1998 consisted of $18.2 million in government-issued discount notes and $14.0 million in corporate debt securities. Short-term investments available for sale as of December 31, 1997 consisted of $2.6 million in government-issued discount notes and $5.3 million in corporate debt securities.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on net realizable value.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, generally five to ten years. The buildings are being depreciated over twenty-five years. Depreciation expense was $3.5 million, $3.2 million, and $2.5 million in 1998, 1997 and 1996, respectively.

Patents

     The costs to obtain certain patents for InterDigital's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over their estimated useful lives, generally 10 years. Amortization expense was $1.1 million, $1.4 million and $696,000 in 1998, 1997 and 1996, respectively.

Product Development

     All product development expenditures are charged to product development expense in the period incurred.

Revenue Recognition

     Product revenues are recognized upon shipment of systems. Installation, training and other services are recognized upon completion of services.

     Patent licensing revenues included in licensing and strategic partner revenues consist primarily of up-front royalty payments and one-time, non-refundable fees which were recognized at the time of the applicable agreement. Strategic partner revenues included in licensing and strategic partner revenues were generated by patent, technology and know-how licensing and development agreements. Due to the combined nature of the agreements, revenue is recognized over the performance period. Recurring royalty revenues under both licensing and strategic partner agreements, to the extent received, may be recognized in the future according to the terms of the agreements. (See Notes 3, 4, 5 and 18.)

Concentration of Credit Risk

     Financial instruments which potentially subject InterDigital to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. InterDigital places its cash equivalents and short-term investments only in highly rated financial instruments and in United States Government obligations. InterDigital's accounts receivable are derived principally from sales of product and patent license agreements which provide for deferred and/or installment payments. Approximately 87% of InterDigital's 1998 product sales were export sales. (See Note 6.) InterDigital generally requires a United States dollar irrevocable letter of credit for the full amount of significant export sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable.

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", InterDigital is required to evaluate the impairment of long-lived assets and certain intangibles assets when factors indicate that such assets should be evaluated for possible impairment. InterDigital reviews the realizability of its long-lived assets by analyzing the projected undiscounted cash flows. No such adjustments have been recorded in 1998, 1997 and 1996.

Net Income (Loss) Per Common Share

     InterDigital follows SFAS No. 128. "Earnings per Share", which was effective the year ended December 31, 1997. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computations (in thousands, except for per share data):



                                    Year Ended December 31, 1998        Year Ended December 31, 1997
                                 ---------------------------------   ----------------------------------
                                                                                                  Per-
                                  Income        Shares    Per-Share    Income         Shares      Share
                                (Numerator) (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                ----------  ------------- ---------  -----------  -------------  -------
Income (Loss) per Share-Basic:
Income (loss) available to
  common stockholders             $36,713      48,380       $0.76     $(34,523)       48,166     $(0.72)

Effect of Dilutive Options and
  Warrants                             --         391       (0.01)          --            --         --
                                  -------      ------       -----     --------        ------     ------

Income (Loss) per Share-Diluted
Income (loss) available to
  common stockholders +
  assumed conversions             $36,713      48,771       $0.75     $(34,523)       48,166     $(0.72)
                                  =======      ======       =====     ========        ======     ======


                                      Year Ended December 31, 1996
                                  -------------------------------------
                                     Income       Shares      Per-Share
                                  (Numerator)  (Denominator)    Amount
Income (Loss) per Share-Basic:
  Income (loss) available to
    common stockholders             $(11,904)     46,462       $(0.26)

Effect of Dilutive Options and
  Warrants                                --         --            --
                                    --------     ------        ------
Income (Loss) per Share-Diluted
  Income (loss) available to
    common stockholders+
    assumed converions              $(11,904)    46,462        $(0.26)
                                    ========     ======        ======

     At December 31, 1998 options and warrants to purchase 7.4 million shares of Common Stock were outstanding at exercise prices ranging from $4.9375 to $11.625, but were not included in the computation of diluted earnings per share because the results would be anti-dilutive. Options and warrants (See Note 14) to purchase Common Stock were outstanding during 1997 and 1996, but were not included in the computation of diluted net income (loss) per share because they are anti-dilutive.

Supplemental Cash Flow Information

     In 1998 InterDigital paid $6.9 million in foreign withholding taxes and $650,000 in federal and state income taxes. InterDigital paid $22,000 of federal and state income taxes during 1997. In 1996, InterDigital paid $3.7 million, in foreign withholding, federal and state income taxes. Additionally, InterDigital paid $350,000, $362,000 and $253,000 of interest during 1998, 1997 and 1996, respectively.

Reclassifications:

     Certain prior period amounts have been reclassified to conform to the 1998 presentation.

3. SIEMENS AGREEMENTS:

     On December 16, 1994, InterDigital entered into a Master Agreement and a series of four related agreements, some of which were subsequently amended, as elements of an integrated transaction establishing a broad based marketing and technology alliance with Siemens.

     As partial consideration for the rights and licenses granted by InterDigital, Siemens agreed to pay $20 million, of which $15.1 million was paid in cash, with the remaining payment offset against payments due to Siemens from InterDigital in conjunction with the Samsung alliance. In accordance with accounting requirements, InterDigital recognized the $20 million of revenue over the contract performance period due to the combined nature of the contracts. All revenues related to the rights and licenses granted by InterDigital to Siemens were recognized prior to 1998. In 1997 and 1996 InterDigital recognized $1.6 million and $4.8 million, respectively, of revenue related to the Siemens agreement.

     In February of 1999 Siemens announced that it intends to withdraw from the current B-CDMA development project. InterDigital and Siemens are in the process of defining the process for Siemens' withdrawal from the project.

4. SAMSUNG AGREEMENTS:

     On February 9, 1996, InterDigital entered into a series of agreements with Samsung as a second major step in implementing its alliance strategy. Under the various agreements, Samsung made up-front payments to InterDigital in excess of $35 million (of which approximately one-half constituted royalty prepayments), less applicable withholding taxes. All payments from Samsung were received by June 30, 1996. In July 1996, InterDigital made, via offset certain payments to Siemens, which in turn, committed to provide additional technical assistance.(See Note 3.) The net up-front amount received by InterDigital, after giving effect to the receipt of certain exemptions from Korean Service Withholding Tax granted by the Korean Ministry of Information and Communications, was approximately $29 million. Samsung is also obligated to provide engineering manpower for the development of InterDigital's B-CDMA technology.

     Samsung has received from InterDigital royalty-bearing licenses covering InterDigital's TDMA and B-CDMA patent portfolio, its UltraPhone and B-CDMA technologies and is licensed to use certain InterDigital trademarks. The agreements give Samsung the right to manufacture and sell privately labeled UltraPhone systems.

     InterDigital recognized $3.4, $2.8 million and $23 million as revenue during 1998, 1997 and 1996, respectively. The balance of the revenue is expected to be recognized through fiscal 1999, the expected date of completion of the applicable development effort. Samsung is currently re-evaluating its commitment to its current B-CDMA product development effort. If it were to cease its product development efforts, InterDigital would not expect to receive any additional payments from Samsung.

5. ALCATEL AGREEMENTS:

     On March 12, 1998, InterDigital entered into an Agreement with Alcatel Espana for B-CDMA technology development, patent licensing, product development, technology transfer, standards support and other areas of cooperation. Under the terms of the Agreement, Alcatel agreed to pay technology transfer and services fees of approximately $25 million. Of this fee, $5.4 million was paid in March 1998. The Agreement provides for payment of an additional $12.6 million based on the achievement of certain product development and commercialization milestones. The Agreement also provides for payment of the remaining fee in conjunction with the purchase of B-CDMA ASICs (Application Specific Integrated Circuits) through December 2003. In 1998 InterDigital recognized $4.6 million in revenue related to the Alcatel agreement. Alcatel is currently re-evaluating its commitment to the current B-CDMA development project. If it were to withdraw from the project, InterDigital would not expect to recognize any additional revenue from Alcatel.

6. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

Product Revenue

     During 1998, 43% of InterDigital's product revenue was for shipments to Namibia through an alliance partner. Direct sales to strategic partners represented 28% of product revenue.

     During 1997, InterDigital's Indonesian and Philippine customers accounted for 75% and 7% of total product revenues, respectively. During 1996, InterDigital's Philippine customer and its Indonesian customer accounted for 56% and 16% of product revenues, respectively.

     Due to the economic uncertainties in Asia, InterDigital does not expect any significant orders from its Indonesian or Philippine customers in the near future.

     Product revenues by geographic area are as follows (in thousands):

                                               Year Ended December 31,
                                             ---------------------------
                                             1998        1997      1996
                                             ----        ----      ----

          U.S.                            $   911    $  1,253  $  1,958
          Non-U.S.                          5,840      42,601    23,016
                                         --------    --------  --------
                                          $ 6,751    $ 43,854  $ 24,974
                                          =======    ========  ========

Licensing and Strategic Partner Revenue:

     In 1998, ITC entered into four new TDMA license agreements with Sharp Corporation, Kyocera Corporation, Toshiba Corporation, and Denso Corporation, and revised TDMA license agreements with Sanyo and Kokusai, and granted a CDMA (including technology) license to Alcatel (See Note 5). In prior years, ITC had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to HNS, American Telephone & Telegraph Company, Siemens (see Note 3), Matsushita Electric Industrial Co. Ltd., Sanyo Electric Co., Ltd., Pacific Communications Systems Inc., Mitsubishi Electric Corporation, Hitachi Ltd., Kokusai Electric Co., NEC Corporation, OKI, and Samsung (see Note 4). In prior years, ITC had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain CDMA patents (and in certain instances, technology) to Siemens, Samsung, Qualcomm and Advanced Digital Technologies. Many of these licenses contain "most favored licensee" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

     In 1998, InterDigital recognized $4.6 million and $3.4 million in revenue related to the Alcatel and Samsung agreements, respectively. During 1998 InterDigital entered into four new TDMA licensing agreements and revised agreements with two existing licensees. These licensing transactions resulted in an additional $83.5 million of revenue in 1998. Additionally, recurring royalty fees of $962,000 were recognized in 1998.

     In 1997, InterDigital recognized $2.8 million in licensing and strategic partner revenue from Samsung, $1.6 million from Siemens and $1.6 million of recurring royalty revenue from one licensee. The 1996 licensing and strategic partner revenues included $23.0 million from Samsung, $4.8 million from Siemens and $900,000 of recurring royalty fees from one licensee.

7. PATENTS CORP.:

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

8. INVENTORIES:

                                                 December 31,
                                         ---------------------------
                                           1998                1997
                                         --------           --------
                                                (In thousands)

Component parts and work-in-progress     $  2,958          $  10,249
Finished goods                              2,144              2,035
                                         --------          ---------
                                         $  5,102          $  12,284
                                         ========          =========

     Inventories are stated net of valuation reserves of $13.7 million and $5.8 million as of December 31, 1998 and 1997, respectively. In 1998, InterDigital recorded charges totaling $7.9 million to reduce the carrying value of its inventory of UltraPhone components to its net realizable value, due to excess inventories resulting from the cancellation of the Myanmar contract. Quantities are now considered excess relative to the niche market for UltraPhone products.

9. PROPERTY, PLANT AND EQUIPMENT:

                                                 December 31,
                                         ---------------------------
                                           1998               1997
                                         --------          ---------
                                                (In thousands)

Land, building & improvements            $  4,258          $   4,231
Machinery and equipment                     8,971              8,018
Computer equipment                          7,484              6,699
Furniture and fixtures                      2,806              2,771
Leasehold improvements                      1,139              1,108
                                         --------          ---------
                                           24,658             22,827

Accumulated depreciation                  (14,961)           (11,454)
                                         --------          ---------
 Net PP&E                                $  9,697          $  11,373
                                         ========          =========

10. LONG-TERM DEBT OBLIGATIONS:

                                                   December 31,
                                              --------------------
                                             1998               1997
                                             ----               ----
                                                 (In thousands)

Mortgage Debt                            $  2,575          $   2,673
Capitalized leases                          1,197              1,787
                                         --------          ---------
Total long-term debt obligations            3,772              4,460
Less -- Current portion                     (723)              (869)
                                         --------          ---------
                                         $  3,049          $   3,591
                                         ========          =========

     During 1996, InterDigital purchased its King of Prussia facility for $3.7 million, including cash of $930,000 and a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

     Capitalized lease obligations are payable in monthly installments at an average interest rate of 11.2%, through 2001. The net book value of equipment under capitalized lease obligations is $1.7 million.

     Maturities of principal of the long-term debt obligations as of December 31, 1998 are as follows (in thousands):


                       1999                 $  723
                       2000                    449
                       2001                    363
                       2002                    149
                       2003                    149
                                            ------
                       Thereafter            1,939
                                            ------
                                            $3,772
                                            ======

11. COMMITMENTS AND CONTINGENCIES:

     InterDigital has entered into various operating lease agreements, primarily for office, assembly and warehouse space. Total rent expense was $1.4 million, $1.3 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum future rental payments for operating leases as of December 31, 1998 are as follows (in thousands):


                        1999                $  1,991
                        2000                   1,639
                        2001                   1,625
                        2002                     614
                        2003                     412
                        Thereafter             1,167
                                            --------
                                            $  7,448
                                            ========

        Included in the minimum future rental payments is $167,000 for the lease which expires in 1999, of InterDigital's former Great Neck, New York facilities comprising 15,000 square feet and $206,000 per year for the lease of another New York facility comprising approximately 38,000 square feet. InterDigital is currently negotiating releases under one of these agreements. There can be no assurance that InterDigital will be able to obtain this release. InterDigital has recorded an accrual to cover expected facility expenses incurred through the estimated date of release under the agreements. InterDigital does not expect an additional material charge to expense related to this lease. If InterDigital were not released from the aforementioned lease agreement, approximately $3.4 million would be payable under the leases through 2006.

Sole Source Suppliers

     InterDigital currently buys several of its base station and subscriber station components from sole source suppliers. A change in or loss of suppliers or difficulties in the supply of components from said sources could cause a delay in manufacturing and shipments, a possible loss of sales, and could cause InterDigital to fail to fulfill certain performance obligations under current customer contracts, which would affect operating results adversely.

Employment Agreements

     InterDigital has entered into agreements with certain officers that provide for the payment of severance pay benefits, among other things, in certain events of termination of employment. Certain of these agreements generally provide for the payment of severance up to a maximum of one year's salary (approximately $1.9 million at December 31, 1998) and up to a maximum of one year's continuation of medical and dental benefits. In certain of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition, including by merger or consolidation, or by the issuance by InterDigital of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the employee would generally receive two years of salary (approximately $3.9 million at December 31, 1998) and the immediate vesting of all stock options.

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

        In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. During the third quarter of 1998, Ericsson Inc. filed a Motion for Partial Summary Judgement, with respect to which InterDigital has replied. The Court has not yet ruled on this Motion. Also during the third quarter, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. The litigation is currently in the discovery stage. InterDigital records expenses for fees related to litigation as they are incurred.

13. PREFERRED STOCK:

     The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by the Board, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the election of InterDigital (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event InterDigital fails to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion price of $12 per share (subject to adjustment under certain conditions). In 1998, 1997 and 1996, InterDigital declared and paid dividends on the $2.50 Convertible Preferred Stock of $255,000, $256,000 and $260,000, respectively. These dividends, were paid with cash of $202,000, $162,000 and $218,000, and 8,860, 19,281 and 5,862 shares of Common Stock, respectively.

     Upon any liquidation, dissolution or winding up of InterDigital, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from InterDigital's assets available for distributions to shareholders, $25 per share plus all dividends accrued, before any distribution is made to the Common shareholders. After such payment, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of $2.50 Convertible Preferred Stock is $25 per share.

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

14. COMMON STOCK OPTIONS PLANS AND WARRANTS

Common Stock Option Plans

        InterDigital has granted options under two incentive stock option plans, four non-qualified stock option plans and one plan which provides for grants of both incentive and non-qualified stock options to non-employee directors, officers and employees of InterDigital and certain others, depending on the plan. One incentive stock option plan, three non-qualified stock option plans and the plan that allows for both incentive and non-qualified stock options are authorized to grant options for up to 600,000, 2,035,600, 1,500,000, 2,000,000 and 4,000,000 shares, respectively of InterDigital's Common Stock. No further grants are allowed under the remaining stock option plans. The Board of Directors or a Committee of the Board determines the number of options to be granted. The option prices are determined based on market prices in accordance with the terms of the plans. Under the terms of the incentive stock option plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant and incentive stock options granted become exercisable at 20% per year beginning one year after date of grant and generally remain exercisable for 10 years. Under the non-qualified option plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. All options granted under the plan which provides for both incentive and non-qualified stock options to non-employee directors and grants awarded to inventors most commonly vest in six bi-annual installments. All incentive options granted under such plan have exercise prices of not less than 100% of the fair market value of the Common Stock on the grant date in accordance with Internal Revenue Code requirements.

     Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                               Available                              Weighted
                                  for      Outstanding Options         Average
                                 Grant    Number      Price Range   Exercise Price
                               ---------  ------    --------------  --------------
BALANCE AT DECEMBER 31, 1995     6,378     4,014      $.01-$14.875      $7.01
  Granted                         (862)      862     $5.625-$11.53       7.79
  Canceled                          88       (88)     $.60-$14.875       9.93
  Exercised                         --      (399)      $.60-$8.875       5.75
                                 -----     -----    --------------      -----
BALANCE AT DECEMBER 31, 1996     5,604     4,389      $.01-$14.875       7.14
  Granted                       (2,539)    2,539     $4.375-$5.688       5.45
  Canceled                         879      (879)   $5.250-$14.500       9.15
  Exercised                         --        (3)    $0.600-$5.625       4.79
                                 -----     -----    --------------      -----
BALANCE AT DECEMBER 31, 1997     3,944     6,046      $.01-$11.625       6.14
  Granted                         (608)      608     $3.250-5.6875       5.04
  Canceled                         715      (715)   $5.375-$10.750       3.13
  Exercised                         --      (153)     $0.600-5.625       3.13
                                 -----     -----    --------------      -----
BALANCE AT DECEMBER 31, 1998     4,204     5,786       $01-$11.625      $6.05
                                 =====     =====    ==============      =====

     InterDigital has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the Statements of Operations for InterDigital's stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provision of SFAS No. 123, InterDigital's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

                                                        1998        1997        1996
                                                      -------    ---------    -------
Net income (loss) applicable to Common
  Shareholder-as reported                             $36,713    $(34,523)    $(11,904)

Net income (loss) applicable to Common
  Shareholders - pro forma                            $32,837    $(37,894)    $(13,757)

Net income (loss) per share - as reported - basic     $  0.76    $  (0.72)    $  (0.26)
Net income (loss) per share - as reported - diluted   $  0.75    $  (0.72)    $  (0.26)

Net income (loss) per share - pro forma - basic       $  0.68    $  (0.79)    $  (0.30)
Net income (loss) per share - pro forma - diluted     $  0.67    $  (0.79)    $  (0.30)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996; no dividend yield; expected volatility of 83% for 1998, 70% for 1997, and 80% for 1996, risk-free interest rates of approximately 5.22%, 6.24 % and 6.25% for 1998, 1997 and 1996,
respectively, and an expected option life of 3.05 years for 1998 and 3.72 years for 1997 and 1996. The weighted average fair value at the date of grant for options granted during 1998, 1997 and 1996 is estimated as $5.04, $2.89 and $5.11 per share, respectively. The pro forma effect on net income (loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income
(loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The following table summarizes information regarding the stock options outstanding at December 31, 1998 (in thousands, except per share amounts):


                                     Weighted
                     Number           Average          Weighted           Number         Weighted
                   Outstanding       Remaining         Average         Exercisable       Average
   Range of           As of         Contractual        Exercise           As of          Exercise
Exercise Prices     12/31/98           Life              Price          12/31/98           Price
---------------    -----------      -----------        --------        -----------       --------
$ 0.01-$ 5.38         1,151             6.96            $ 4.15              915           $ 3.95
$ 5.44-$ 5.44         1,928             8.72            $ 5.44              981           $ 5.44
$ 5.50-$ 6.00         1,173            10.18            $ 5.73              906           $ 5.75
$ 6.13-$ 7.69           741             7.17            $ 7.08              703           $ 7.05
$ 7.75-$11.50           538            13.97            $ 8.92              537           $ 8.92
$11.63-$11.63           255            45.95            $11.63              255           $11.63
                      -----            -----            ------            -----           ------
$ 0.01-$11.63         5,786             9.87            $ 6.05            4,297           $ 6.26
                      =====            =====            ======            =====           ======

Common Stock Warrants

     As of December 31, 1998, in addition to the option plans discussed above, InterDigital has various warrants outstanding to purchase 3,574,000 shares of Common Stock at exercise prices ranging from $2.50 to $10.00 per share, with a weighted average exercise price of $5.37 per share. As of December 31, 1998, all of these warrants are currently exercisable. These warrants expire in various years through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

15. SHAREHOLDER RIGHTS PLAN:

     In December 1996, InterDigital's Board of Directors declared a distribution under its Shareholder Rights Plan of one right for each outstanding common share of InterDigital to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. Each right entitles shareholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $45 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 days after a non-exempt person or group owns or acquires more than 15% of InterDigital's outstanding Common Stock or a non-exempt person or group begins an offer for 15% or more of InterDigital's outstanding Common Stock. In general, in the event that InterDigital is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of InterDigital) having a current market value equal to two times the exercise price of the Right.

16. RELATED-PARTY TRANSACTIONS:

     During 1996, InterDigital utilized as a consultant the son of an executive officer and member of the Board of Directors. He was paid $72,000, for these consulting services and was reimbursed certain traveling expenses.

17. INCOME TAXES:

     The 1998 income tax provision includes a federal alternative minimum tax provision of $860,000, a foreign withholding tax provision of $8.35 million, and a current state tax provision of $100,000, partially offset by a state tax refund of $49,000. The 1997 income tax provision includes a current state tax provision of $34,000. The 1996 income tax provision includes a current foreign withholding tax provision of $3.3 million and a current state tax provision of $133,000. At December 31, 1998, InterDigital had net operating loss carryforwards of approximately $96.7 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 1998.

     The net operating loss carryforwards are scheduled to expire as follows:


                    2002                     $   7.9 million
                    2003                        18.2 million
                    2004                        20.0 million
                    2005                        11.9 million
                    thereafter                  38.7 million
                                             ---------------
                                             $  96.7 million
                                             ===============

     Pursuant to the Tax Reform Act of 1986, annual use of InterDigital's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of InterDigital's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. InterDigital believes that no ownership change for purposes of Section 382 occurred up to and including December 31, 1998. InterDigital's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

18. SUBSEQUENT EVENT (unaudited):

     On January 22, 1999, InterDigital entered into an agreement with Nokia involving the development of new technology for third generation wireless telecommunications products designed for high data rate applications, such as Internet access. The agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and provides a structure for determining the royalty payments thereafter. In the first quarter of 1999, InterDigital recorded $31.5 million as licensing revenue relative to the Nokia agreement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cash Equivalents and Investments. InterDigital does not use derivative financial instruments in its investment portfolio. InterDigital places its investments in instruments that meet high credit quality standards, as specified in InterDigital's investment policy guidelines This policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. InterDigital does not expect any material loss with respect to its investment portfolio.

     The following table provides information about InterDigital's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are expected to mature in 1999.

                                                   (in thousands)

            Cash equivalents  ....................    $20,059
                Average interest rate ............       5.28%
            Short-term investments  ..............     32,218
               Average interest rate  ............       4.96%
            Total portfolio  .....................    $52,272
               Average interest rate  ............       5.08%

     Long-term Debt The table below sets forth information about InterDigital's long-term debt obligation, by expected maturity dates.


                                     1999       2000         2001      2002     2003 and beyond        Total      Fair Value
                                   --------   --------    --------   --------   ---------------    ----------   ----------
Fixed Rate                         $723,000   $449,000    $363,000   $149,000      $2,088,000      $3,772,000   $3,772,000

Weighted Average Interest Rate         9.71%      8.51%       7.41%      8.30%           8.28%           8.50%


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

     Information concerning executive officers appears under the caption Item 1. "Business- Executive Officers of InterDigital" in Part I of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS -Nominees for Election to the Board of Directors for a Three Year Term Expiring at 2001 Annual Meeting" to but not including "-Committees and Meetings of the Board of Directors" in InterDigital's proxy statement to be filed with the Commission within 120 days after the close of InterDigital's fiscal year ended December 31, 1998 and forwarded to shareholders prior to the 1999 annual meeting of shareholders (the "Proxy Statement").

     Information in the two paragraphs immediately following the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

     Information following the caption "Executive Compensation -Summary Compensation Table" to but not including the caption "Shareholder Return Performance Graph" and information following the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information following the caption "Security Ownership of Certain Beneficial Owners" to but not including the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

 (a)     The following documents are filed as part of this Form 10-K:

          (1) Financial Statements.

          (2) Financial Statement Schedule.

              The Index to Financial Statements and Schedules and the Financial Statements begin on page 26.

          (3) Exhibits.

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

          *3.2 By-laws, as amended October 6, 1996 (Exhibit 3.2 to the September
               1996 Form 10-Q).

          *4.1 Rights Agreement between InterDigital and American Stock Transfer
               & Trust Co. ("AST")(Exhibit 4 to InterDigital's Current Report on Form 8-K filed on December 13, 1987).

          *4.2 Amendment No. 1 to the Rights Agreement AST (Exhibit 4.2 to
               InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "June 1997 Form 10-Q")).

          *4.3 Amendment No. 2 to the Rights Agreement between InterDigital and
               AST (Exhibit 4.3 to the June 1997 Form 10-Q).

         *10.1 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to
               InterDigital's Annual Report on Form 10-K for the year ended Decembeer 31, 1991).

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

          10.4 E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

         *10.5 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to
               InterDigital's Current Report on Form 8-K dated October 21,
               1992).

         *10.6 1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital's
               Annual Report on Form 10-K for the year ended December 31, 1992).

         *10.7 1995 Employee Stock Option Plan, as amended (Exhibit 10.7 to
               InterDigital's Annual Report on Form 10-K for the year ended December 31,1997 (the "1997 Form 10-K")).


         *10.8 1997 Stock Option Plan for Non-Employee Directors (Exhibit
               10.34 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (the "September 1997 Form 10-Q")).

         *10.9 Amendment #2 to the Employee Stock Purchase Plan (Exhibit 10.9 to the 1997 Form 10-K).

        *10.10 Amendment #1 to the Employee Stock Purchase Plan (Appendix to
               InterDigital's Proxy Statement filed May 23, 1996).

        *10.11 Employee Stock Purchase Plan (Exhibit 10.52 to InterDigital's
               Registration Statement No. 33- 65630 filed on June 6, 1993).

        *10.12 Master Agreement among InterDigital, ITC, and Siemens dated
               December 16, 1994 (Exhibit 99.1 to InterDigital's Current Report on Form 8-K dated December 16, 1994 the
               ("December 1994 8-K)). **

        *10.13 Patent License Agreement among InterDigital, ITC and Siemens dated December 16, 1994 (Exhibit 99.2 to the December 1994 Form 8-K). **

        *10.14 TDMA/CDMA Development and Technical Assistance Agreement between InterDigital and Siemens dated December 16, 1994 (Exhibit 99.3 to the December 1994 Form 8-K). **

        *10.15 Cooperation Agreement between InterDigital and Siemens dated
               December 1994 (Exhibit 99.5 to the December 16, 1994
               Form 8-K). **

        *10.16 ASIC Design and Development Agreement dated February 12, 1996 by and between InterDigital Communications Corporation and LSI Logic Corporation (Exhibit 10.19 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

        *10.17 Employment Agreement dated February 25, 1997 by and between
               InterDigital Communications Corporation and Howard E. Goldberg (Exhibit 10.24 to the 1996 Form 10-K).

        *10.18 Employment Agreement dated November 20, 1996 by and between
               InterDigital Communications Corporation and William A. Doyle (Exhibit 10.25 to the 1996 Form 10-K).

        *10.19 Employment Agreement dated November 18, 1996 by and between
               InterDigital Communications Corporation and Charles Tilden (Exhibit 10.26 to the 1996 Form 10-K).

        *10.20 Severance Benefit Agreement dated April 26, 1996 by and between
               InterDigital Communications Corporation and D. Ridgely Bolgiano (Exhibit 10.27 to the 1996 Form 10-K).

        *10.21 Severance Benefit Agreement dated April 26, 1996 by and between
               InterDigital and Mark Lemmo (Exhibit 10.32 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997).

        *10.22 Employment Agreement dated June, 1997 by and between
               InterDigital and Joseph Gifford (Exhibit 10.33 to the September 1997 Form 10-Q).

         10.23 Employment Agreement dated September 3, 1998 by and between InterDigital and William Merritt.


         10.24 Employment Agreement dated November 16, 1998 by and between InterDigital and Richard Fagan.

           21   Subsidiaries of InterDigital.

           23.1 Consent of Arthur Andersen LLP.

           27   Financial Data Schedule.


 ---------------
  * Incorporated by reference to the previous filing indicated.

 ** Confidential treatment has been granted for portions of these agreements.


(b) Reports filed on Form 8-K during the last quarter of 1998:

    InterDigital filed a Current Report on Form 8-K dated November 2, 1998 under Item 5 - Other Events relating to its license agreement with Denso Corporation. No financial statements were filed with this report.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                     Charged
                                        Balance at   to Costs              Balance at
                                       Beginning of    and                   End of
         Description                      Period     Expenses  Deductions    Period
         -----------                   ------------  --------  ----------   --------
1998
----
Allowance for uncollectible accounts       $897        $ 84       $  6        $975

1997
----
Allowance for uncollectible accounts       $558        $508       $169        $897

1996
----
Allowance for uncollectible accounts       $340        $339       $121        $558


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                INTERDIGITAL COMMUNICATIONS
                                CORPORATION



                              By:  /s/ William A. Doyle
                                   -----------------------------
                                   William A. Doyle
                                   President and Principal Executive Officer


                              By:  /s/ R.J. Fagan
                                   -----------------------------
                                   Richard J. Fagan
                                   Senior Vice President and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.



Date: March 30,1999                /s/ D. Ridgely Bolgiano
                                   --------------------------------
                                   D. Ridgely Bolgiano, Director


Date: March 30,1999                /s/ Harry Campagna
                                   --------------------------------
                                   Harry Campagna, Director


Date: March 30,1999                /s/ William A. Doyle
                                   --------------------------------
                                   William A. Doyle, Director


Date: March 30,1999                /s/ Robert Roath
                                   --------------------------------
                                   Robert Roath, Director


Date: March 30,1999                /s/ Joseph S. Colson, Jr.
                                   --------------------------------
                                   Joseph Colson, Director

                                  EXHIBIT INDEX
    Exhibit
      No.                          Description

     10.23 Employment Agreement dated September 3, 1998 by and between InterDigital and William Merritt.

     10.24 Employment Agreement dated November 16, 1998 by and between InterDigital and Richard Fagan.

     21     Subsidiaries of InterDigital.

     23.1   Consent of Arthur Andersen LLP.

     27     Financial Data Schedule.