Form 10-Q
period 1999-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 1999-05-13
CIK 354913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to _________


                         -------------------------------

Commission File Number 1-11152


                   INTERDIGITAL COMMUNICATIONS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                    PENNSYLVANIA                       23-1882087
           -------------------------------          ----------------
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

                            Yes         No  x
                                ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common Stock, par value $.01 per share                48,531,498 shares
----------------------------------------        -------------------------------
                 Class                           Outstanding at April 30, 1999

           INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           --------------------------------------------------------


                                    INDEX
                                    -----



                                                                PAGES
                                                                -----


Part I - Financial Information:

     Item 1. Consolidated Financial Statements (unaudited)        3

             Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998                3

             Consolidated Statement of Operations -
              Three Months Ended March 31, 1999 and 1998          4

             Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998          5

             Notes to Consolidated Financial Statements           6

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

     Item 3. Quantitative And Qualitative Disclosure
              About Market Risk                                  13


Part II - Other Information:
     Item 1. Legal Proceedings                                   14
     Item 6. Exhibits and Reports on Form 8-K                    14

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   MARCH 31,   DECEMBER 31,
ASSETS                                                                               1999         1998
------                                                                             ---------    ---------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents, including restricted
      cash of $209 and $143, respectively                                          $   4,080    $  20,059
   Short term investments                                                             77,403       32,218
   Accounts receivable, net of allowance for
      uncollectable accounts of $975                                                   2,395       14,983
   Inventories                                                                         4,462        5,102
   Other current assets                                                                3,047        3,056
                                                                                   ---------    ---------
      Total current assets                                                            91,387       75,418
                                                                                   ---------    ---------

   Property, plant and equipment, net of accumulated
      depreciation of $15,810 and $14,961, respectively                                9,591        9,697
   Patents, net of accumulated amortization of
      $7,075 and $6,701 respectively                                                   9,733        9,948
   Long term deposits                                                                  2,934        2,934
   Other                                                                               1,544        1,526
                                                                                   ---------    ---------
                                                                                      23,802       24,105
                                                                                   ---------    ---------
                                                                                   $ 115,189    $  99,523
                                                                                   =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                               $     634    $     723
   Accounts payable                                                                    5,458        5,973
   Accrued compensation and related expenses                                           1,635        2,959
   Deferred revenue                                                                    2,382        3,936
   Foreign and domestic taxes payable                                                  1,171        2,249
   Other accrued expenses                                                              4,050        4,826
                                                                                   ---------    ---------
     Total current liabilities                                                        15,330       20,666
                                                                                   ---------    ---------
LONG TERM DEBT                                                                         2,890        3,049
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 102 shares issued and
      outstanding                                                                        10           10
   Common Stock, $.01 par value, 75,000 shares authorized,
      48,474 shares and 48,427 shares issued and
      outstanding                                                                        484          484
   Additional paid-in capital                                                        235,631      235,631
   Accumulated deficit                                                              (138,878)    (160,039)
                                                                                   =========    =========
                                                                                      97,247       76,086
  Treasury stock, 50 shares held at cost                                                (278)        (278)
                                                                                   ---------    ---------
    Total shareholders' equity                                                        96,969       75,808
                                                                                   ---------    ---------
                                                                                   $ 115,189    $  99,523
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

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                          FOR THE THREE MONTHS
                                                         ----------------------
                                                              ENDED MARCH 31,
                                                         ----------------------
                                                           1999         1998
                                                         --------      --------
REVENUES:
  Product                                                $  1,097      $  2,163
  Licensing and strategic partner                          34,045         7,914
                                                         --------      --------
                                                           35,142        10,077
                                                         --------      --------
OPERATING EXPENSES:
  Cost of product                                           1,695         2,602
  Sales and marketing                                         955         1,067
  General and administrative                                1,518         1,333
  Patents administration and licensing                      2,797         2,621
  Development                                               5,598         3,883
                                                         --------      --------
                                                           12,563        11,506
                                                         --------      --------

    Income (loss) from operations                          22,579        (1,429)

OTHER INCOME (EXPENSE):
  Interest income                                             832           375
  Interest and financing expenses                             (90)         (102)
                                                         --------      --------

    Income (loss) before income taxes                      23,321        (1,156)

INCOME TAX PROVISION                                       (2,096)         (523)
                                                         --------      --------

    Net income (loss)                                      21,225        (1,679)

PREFERRED STOCK DIVIDENDS                                     (64)          (64)
                                                         --------      --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                         $ 21,161      $ (1,743)
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC               $   0.44      $  (0.04)
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                             48,424        48,237
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED             $   0.43      $  (0.04)
                                                         ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                           48,855        48,237
                                                         ========      ========

    The accompanying notes are an integral part of these statements.

              INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (unaudited)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $ 21,161    $ (1,743)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
       Depreciation and amortization                                      1,222       1,244
       Deferred revenue                                                  (1,554)      3,940
       Decrease (increase) in assets-
            Receivables                                                  12,588      (5,046)
            Inventories                                                     640      (1,501)
            Other current assets                                              9         (10)
       Increase (decrease) in liabilities-
            Accounts payable                                               (515)        632
            Accrued compensation                                         (1,324)       (428)
            Other accrued expenses                                       (1,854)       (158)
                                                                       --------    --------

       Net cash provided by (used in) operating activities               30,373      (3,070)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                       (45,185)     (5,098)
   Purchases of property and equipment                                     (742)       (201)
   Patent Costs                                                            (159)       (460)
   Other non-current assets                                                 (18)        287
                                                                       --------    --------

   Net cash used in investing activities                                (46,104)     (5,472)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sales of Common Stock
     and exercises of stock options and warrants                           --            48
   Lease obligations incurred                                              --           120
   Payments on long-term debt, including capital lease obligations         (248)       (218)
                                                                       --------    --------

   Net cash used in financing activities                                   (248)        (50)
                                                                       --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (15,979)     (8,592)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           20,059      17,828
                                                                       --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  4,080    $  9,236
                                                                       ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $     84    $     78
                                                                       ========    ========
   Income taxes paid                                                   $  3,175    $     19
                                                                       ========    ========




        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (the "Company" or "InterDigital") as of March 31, 1999, the results of its operations for the three month periods ended March 31, 1999 and 1998, and its cash flows for the three month periods ended March 31, 1999 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

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

3. NOKIA AGREEMENT:

     On January 22, 1999, InterDigital entered into an agreement with Nokia Corporation ("Nokia") involving the development of new technology for third generation wireless telecommunications products designed for high data rate applications, such as Internet access. The agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and provides a structure for determining the royalty payments thereafter. InterDigital recorded $31.5 million as licensing revenue and $1.1 million of on-going strategic partner revenue in the first quarter associated with this agreement.

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                         March 31,  December 31,
                                                            1999          1998
                                                         ---------      --------
Repurchase agreements                                      $ 1,391       $ 3,160
Money market funds and demand
  deposits                                                     703           516
Commercial paper                                             1,986        16,383
                                                           -------       -------
                                                           $ 4,080       $20,059
                                                           =======       =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

     Short-term investments available for sale as of March 31, 1999 consisted of $40.0 million in government-issued discount notes and $37.4 million in corporate debt securities. Short-term investments available for sale as of December 31, 1998 consisted of $18.2 million in government-issued discount notes and $14.0 million in corporate debt securities.

5. REVENUES BY GEOGRAPHY:

  Revenues by geographic area are as follows (in thousands):

                           Three Months
                              Ended
                             March 31,
                       ------------------
                         1999      1998
                         ----      ----

         U.S.          $    325   $   459
         Non U.S.        34,817     9,618
                       ========   =======
                       $ 35,142   $10,077
                       ========   =======

     In the three months ended March 31, 1999, more than 96% of InterDigital's total revenues were derived from licensing and strategic partner activities. These revenues consisted of $0.6 million from recurring royalties, $31.5 million from new licensing agreements and the recognition of $1.9 million related to development activities from Nokia, Alcatel and Samsung. During the same period in 1998, licensing and strategic partner revenue accounted for more than 78% of InterDigital's total revenue and consisted of $0.1 million in recurring royalties, and the recognition of $2.2 million from strategic partners and $5.6 million from new licensing agreements.

6. NET INCOME (LOSS) PER SHARE:

     The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:


                                                                  (In thousands, except per share data)
                                               Three Months Ended March 31, 1999        Three Months Ended March 31, 1998
                                           --------------------------------------    ---------------------------------------
                                              Income        Shares      Per-Share      Income           Shares      Per-Share
                                           (Numerator)   (Denominator)    Amount     (Numerator)     (Denominator)    Amount
                                           -----------   -------------    ------     -----------     -------------    ------
Income (loss) per Share-Basic:
 Income (loss) available to
  common stockholders                        $21,161         48,424        0.44          (1,743)         48,237        (0.04)

Effect of Dilutive Options and
 Warrants                                       --              431        (0.01)          --              --          --
                                             -------        -------        ----         -------         -------        ----


Income (loss) per Share-Diluted:
 Income (loss) available to
  common stockholders +
   assumed conversions                       $21,161         48,855        0.43          (1,743)         48,237        (0.04)
                                             =======        =======        ====         =======         =======        ====

     During the three months ended March 31, 1999, there were 4.8 million options and 1.9 million warrants to purchase common stock outstanding that were excluded from the computation of diluted earnings per share because they are antidilutive. Options and warrants to purchase Common Stock were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted net income/loss per share because they were antidilutive.

7.  INVENTORIES:

                              March 31,  December 31,
                                  1999       1998
                                -------   --------
                                   (In thousands)

Component parts and
  work-in-progress              $ 2,596    $ 2,958
Finished goods                    1,866      2,144
                                =======   ========
                                $ 4,462    $ 5,102
                                =======   ========

     Inventories are stated net of valuation reserves of $13.7 million as of March 31, 1999 and December 31, 1998.

8. INCOME TAXES:

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision for the three months ended March 31, 1999 includes a current foreign withholding tax of $1.6 million and a federal alternative minimum tax provision of $0.5 million. The income tax provision for the three months ended March 31, 1998 consisted primarily of foreign withholding taxes.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $96.7 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of March 31, 1999.

9. SUBSEQUENT EVENTS:

     On April 19, 1999, InterDigital entered into a TDMA patent license with Robert Bosch GmbH. Under the terms of the agreement, InterDigital granted Bosch a royalty-bearing license under ITC's TDMA patent portfolio for the sale of telecommunications equipment made under the GSM, PDC, and IS-54/136 standards. Pursuant to the agreement, InterDigital will recognize $7.9 million as revenue in the second quarter related to an up-front payment made by Bosch. A portion of the up-front payment is categorized as a royalty advance for Bosch's expected sales through 1999. The agreement also provides for the payment by Bosch of future royalties on the sale of TDMA-based digital wireless telephone equipment after the portion of the up-front payment constituting advance royalties is consumed.

     On April 28, 1999 Alcatel informed InterDigital of its decision to withdraw from the B-CDMA Alliance(TM). The two companies are in the process of working together to define an orderly withdrawal.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital commenced operations in 1972 and until 1987 was primarily engaged in research and development activities related to its TDMA wireless digital communications technology. In 1986, InterDigital introduced the UltraPhone(R) system, a fixed digital wireless local loop telephone system employing its patented and proprietary TDMA technology, which it began installing in 1987. InterDigital's operations from 1987 through 1992 were characterized by increasing revenues accompanied by significant operating losses. During this period, significant costs were incurred related to the commercialization and continued development of the UltraPhone system, development of production sources and capacity, and the implementation of a broad-based sales and marketing effort designed to promote regulatory and market acceptance of the UltraPhone system.

     During the mid-1990's InterDigital continued to experience losses caused by
(i) the failure to achieve sufficient sales volumes of UltraPhone systems to cover associated overhead, (ii) substantial investments in UltraPhone product redesigns and enhancements, (iii) substantial investment in B-CDMA(TM) research and development, and (iv) significant litigation costs associated with enforcement of ITC's intellectual property rights. At the same time that InterDigital was experiencing these losses, it began to realize positive results from its efforts to capitalize upon the revenue potential of its TDMA and CDMA patent portfolio and to align itself with key telecommunication companies. During 1994, 57% of InterDigital's total revenues resulted from licensing revenues, including revenue related to InterDigital's first B-CDMA Alliance agreement with Siemens. During 1995, InterDigital reported its first profitable fiscal year since its inception due to licensing and strategic partner revenue. During 1996, InterDigital completed its second major B-CDMA Alliance with Samsung, and licensing and strategic partner revenue constituted 53% of total revenues for the year. However, since licensing and strategic partner revenue had been based upon the receipt of up-front, non-refundable payments pursuant to license and alliance agreements entered into at sporadic intervals, InterDigital's profit and loss status varied from quarter to quarter. In 1997, InterDigital was unprofitable, primarily due to substantially increased investment in the development of its B-CDMA technology. 1997 revenues of $49.8 million included $4.4 million from licensing revenue from its B-CDMA Alliance partners, $1.6 million of recurring royalty fees from one licensee, and $43.8 million from product sales.

     In late 1997 and early 1998, the continuing viability of UltraPhone business was further impacted by intensified product and price competition, chiefly due to the introduction into the market of the lower cost Digital Enhanced Cordless Telephone system and by economic uncertainties in Asia. In January 1998, InterDigital restructured its operations to cease all UltraPhone development efforts and de-emphasize related sales efforts to devote its resources to B-CDMA technology and product development. In March 1998, InterDigital entered into its third B-CDMA Alliance with Alcatel. Also during 1998, InterDigital entered into four new TDMA licensing agreements and received revenues under several other licensing agreements. Licensing and strategic partner revenue totaled $92.5 million in 1998, $4.6 million of which was related to the Alcatel agreement. In January 1999, InterDigital entered into a strategic engineering relationship with Nokia involving the development of new technology for 3G products designed for high data rate applications, such as Internet access. The Nokia agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and also provides a structure for determining the royalty payments thereafter. InterDigital recognized $31.5 million in licensing revenue in the first quarter of 1999 related to paid-up royalties from the Nokia Agreement.

     In February 1999, Siemens withdrew from InterDigital's development of a cost-reduced B-CDMA product. (Field trials of completed and installed first version B-CDMA systems have been conducted at various locations around the world.) In April 1999, Alcatel informed InterDigital that Alcatel intends to withdraw from this project. InterDigital has yet to negotiate the terms of Siemens' and Alcatel's withdrawal from the project. InterDigital also understands that Samsung is evaluating its commitment to its B-CDMA development effort.

     As a result of Alcatel's and Siemens' decisions, as well as InterDigital's own assessment of the wireless local loop market, InterDigital intends to reduce its resource commitment to B-CDMA development while honoring its current commitments. InterDigital intends to refocus certain of its resources on applications beyond fixed wireless access, such as Internet access, high data and 3G applications.

     As regards the revenue impact of Siemens and Alcatel's decisions, InterDigital had not anticipated recognizing any further revenue from Siemens in 1999, and had anticipated only a moderate level of revenue in future years. InterDigital had expected to recognize revenue under the Alcatel agreement both in 1999 and in future years. Based on Siemens' and Alcatel's withdrawal from the project, InterDigital does not currently expect to recognize any further revenue in 1999 or beyond under either the current Alcatel or Siemens agreements. As regards Samsung, the Company is continuing to recognize revenue related to the 1996 Samsung agreements but is not currently anticipating any further payments from Samsung under those agreements after 1999.

     InterDigital believes that its principal opportunities for additional revenue in 1999 will come from its patent licensing program and its engineering services program with Nokia. The Company is pursuing new TDMA licensees, which could generate revenue in the form of initial licensing payments. At the same time, the Company expects recurring royalties from TDMA licensees to grow modestly during the year. However, the Company can give no assurance as to when or if it will receive any licensing revenues or the amount of any licensing revenue that it will receive. The Company believes that licensing revenue, if received, will vary throughout the year as it has done in the past. The engineering development project for Nokia began in February 1999 and could continue for several years. During the second quarter, the project is scheduled to continue to ramp up and is presently expected to run at a steady or slightly growing rate in the third and fourth quarters. InterDigital's agreement with Nokia provides that Nokia will pay for engineering services provided by InterDigital as they are delivered throughout the year.

     InterDigital also expects to continue to derive limited revenues from its product operations. During 1998, InterDigital had approximately $1.9 million of sales related to InterDigital's TrueLink product. These sales included service revenue to Samsung and B-CDMA ASIC and other component sales to Siemens for its integration into pre-production products. For the remainder of 1999, InterDigital may generate a modest level of revenues from the installation and service of UltraPhone systems, although that product is no longer being actively marketed outside of a few niche markets in developing countries.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     InterDigital experienced positive cash flow from operating activities of $30.4 million in the first quarter of 1999 compared to a use of $3.1 million in the same period in 1998. The increase principally resulted from higher levels of cash receipts in the first quarter of 1999 associated with the success of the patent licensing program.

     Net cash used in investing activities increased to $46.1 million in the first quarter of 1999 from $5.5 million in the comparable period of 1998. The increase was due primarily to higher purchases of short-term investments in 1999. Notwithstanding the above, the amount of cash used in investing has, historically, been low relative to cash used in operations.

     During the first quarter of 1999, the Company used $248,000 in financing activities primarily to repay debt obligations.

     InterDigital's working capital at March 31, 1999 was $76.1 million compared to $54.8 million at December 31, 1998. The $21.3 million increase mainly resulted from the receipt of cash from licensing agreements.

     InterDigital had cash, cash equivalents and short-term investments of $81.5 million as of March 31, 1999 compared to $52.3 million at December 31, 1998. Inventory levels at March 31, 1999 were $4.5 million, a slight decrease from $5.1 million as of December 31, 1998, reflecting the shipment of first quarter product sales.

     InterDigital is capable of supporting its operating requirements during 1999 through internally generated funds. The Company is currently evaluating its cash requirements beyond 1999 in light of changes in resource demands which may result from a reduced resource commitment to B-CDMA development and a refocusing of certain resources on other development efforts. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters, InterDigital may seek financing by means of a bank loan or line of credit or through the sale of debt or equity securities. InterDigital does not presently maintain bank lines of credit and can give no assurance that it could secure a loan or line of credit, either at all or on acceptable terms. In addition, there can be no assurances that InterDigital will be able to sell any such securities, or, if it can, that it can do so on terms acceptable to InterDigital.

     InterDigital believes that its investment in inventories and non-current assets are stated on its March 31, 1999 and December 31, 1998 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, the Company believes that the value of its patents is at least equal to the value included in the December 31, 1998 and March 31, 1999 balance sheets.

RESULTS OF OPERATIONS

First Quarter of 1999 Compared to the First Quarter of 1998

Revenues. Total revenues in the first quarter ended March 31, 1999 increased to $35.1 million from $10.1 million in the first quarter ended March 31, 1998. The increase was primarily due to an increase in licensing and strategic partner revenues in the first quarter of 1999 to $34.0 million from $7.9 million in the comparable quarter of 1998, partially offset by decreased TrueLink and UltraPhone product sales.

Operating Expenses. Operating expenses include cost of product, sales and marketing expenses, general and administrative expenses, patent administrative and licensing services, and development expenses.

     The cost of product sales for the first quarter of 1999 decreased to $1.7 million from $2.6 million in the first quarter of 1998 due to the decrease in product revenues. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, overhead, support and warranty services.

     Sales and marketing expenses decreased 10.5% to $955,000 during the first quarter of 1999 as compared to $1.1 million during the first quarter of 1998. The decrease is primarily due to decreased staff and activity levels, and reduced commission expenses associated with lower product revenues in the first quarter of 1999.

     General and administrative expenses for the first quarter of 1999 increased 13.9% to $1.5 million from $1.3 million in the first quarter of 1998. The increase is primarily due to personnel and travel costs and the timing of certain administrative expenses.

     Patents administration and licensing expenses increased 6.7% to $2.8 million during the first quarter of 1999 as compared to $2.6 million during the same period in 1998. The increase is due primarily to expenses related to new patents and increased activity related to capitalizing on the revenue potential of InterDigital's extensive TDMA and CDMA patent portfolio.

     Development expenses for the first quarter of 1999 increased 44.2% to $5.6 million as compared to $3.9 million during the first quarter of 1998. The increase is due to higher staff and activity levels devoted to further development of the B-CDMA technology increased as well as start up activity levels devoted to 3G technology development.

Other Income and Expense. Interest income for the first quarter of 1999 was $832,000 as compared to $375,000 for the first quarter of 1998. The Company had higher average invested cash balances in the first quarter of 1999 as compared to the same period in 1998. Interest expense for the three month period ended March 31, 1999 was $90,000 as compared to $102,000 for the three month period ended March 31, 1998. This decrease is due to lower outstanding debt in the period.

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

     As part of its Year 2000 compliance program, InterDigital has engaged in a comprehensive assessment of the potential overall impact of the impending century change on its business, financial condition and operating results. InterDigital has conducted a thorough audit of its systems, has been testing and has begun to upgrade certain of its systems for Year 2000 compatibility. In addition, InterDigital has been contacting certain third parties upon which it relies to ensure that those third parties have assessed the Year 2000 issues on their own systems and are taking steps to ensure that their systems are Year 2000 compatible. InterDigital's compliance program is focused on systems and third parties which InterDigital's management views as High Risk, leaving compliance efforts relating to other systems and third parties to be remediated on a resource permitting basis. InterDigital believes that it will have the ability to allocate adequate resources to address all systems categorized as High Risk under its Year 2000 compliance program and expects any Year 2000 remediation applicable to its own High Risk systems to be completed on a timely basis. However, InterDigital's assessment process is continuous to reflect changing business circumstances, and InterDigital still has many systems that must be brought into compliance, remediated and/or tested for Year 2000 compliance. In addition, InterDigital relies on third parties over which it has no control. There can be no assurance that InterDigital's systems or the systems of third parties upon which InterDigital relies will be identified or remediated on a timely basis or successfully. Failure to achieve timely and successful Year 2000 compliance could cause delays or difficulties in development efforts or result in a cessation of business. InterDigital hopes to have achieved compliance or developed contingency plans for its High Risk systems prior to the September 9, 1999 critical date; however, there can be no assurance that it will be able to do so, either successfully or on a timely basis. Moreover, InterDigital's products and components may be integrated into larger systems that InterDigital cannot adequately evaluate for Year 2000 compliance. InterDigital may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. InterDigital's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties upon whom InterDigital relies to properly operate or manage dates associated with the impending century change.

     To date, InterDigital has not incurred any material costs directly associated with its Year 2000 compliance efforts. InterDigital has incurred the compensation expense associated with its salaried employees who have devoted some of their time to its Year 2000 assessment, remediation efforts and the cost of its consultant. InterDigital does expect to expend additional resources on its remediation efforts out of general corporate funds, but does not expect the total cost of Year 2000 remediation efforts to be material to its business, financial condition and operating results. Those costs have not yet been fully assessed. During the months prior to the century change, InterDigital will continue to evaluate, remediate and/or test its products and systems, as well as certain products and systems provided to it by third parties, to the extent reasonably practicable to determine whether they are Year 2000 compliant. Despite this assessment, InterDigital may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significantly more time and expense than expected, and unremediated problems could affect its business, financial condition and operating results. InterDigital has started to develop contingency plans to address the risks associated with unremediated Year 2000 problems to the extent reasonably practicable, but has not yet completed or formalized any such plans.

Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its intention to refocus its resources on applications beyond fixed wireless access, revenue from licensing and product operations, and Year 2000 compliance. Words such as "expects", "believes", "intends" and "anticipates", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, InterDigital's ability to refocus its resources on expanded applications may be affected by general economic and industry specific conditions, continuation of its development work for Nokia (which could itself be affected by a large number of factors, including without limitation, Nokia's business objectives, InterDigital's ability to achieve its development goals and the abilities of certain third parties to meet InterDigital's expectations and commitments), its ability to enter into additional alliances, strategic engineering relationships and/or licenses for its patents and other intellectual property on acceptable terms, its ability to successfully implement the strategic partner and the licensing programs, its ability to retain or hire adequate personnel, and the costs related to enforcement of its patent rights. Revenues from licensing could be affected by the ability to enter into new license agreements, the ability to enforce existing license agreements and intellectual property rights, the outcomes of patent related litigation and proceedings, and the levels of sales of licensees. Revenues from product operations could be affected by shifts in InterDigital's strategies, the ability to procure components from certain sole source suppliers, the effect of Siemens' and Alcatel's withdrawals, Samsung's success with its B-CDMA program, and the intensified competition for sales of wireless local loop telephone systems. Year 2000 compliance could be affected by the failure of InterDigital or third parties to successfully identify or remediate Year 2000 problems on a timely basis or successfully; higher than expected Year 2000 remediation costs, and the availability of resources (which itself could be affected by the level of resources available or required for other projects). In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1998 Form 10-K.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, InterDigital is a party to a lawsuit involving Ericsson Inc. During May 1999, the United States District Court denied Ericsson's Motion for Partial Summary Judgement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

           Exhibit 27          Financial Data Schedule

     (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 1999:

           None.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date: May 13, 1999                          /s/ William A. Doyle
                                            -------------------------------
                                            William A. Doyle,
                                            President


Date: May 13, 1999                          /s/ R. J. Fagan
                                            -------------------------------
                                            Richard J. Fagan, Senior
                                            Vice President and Chief Financial
                                            Officer