Form 10-Q
period 1999-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1999-08-12
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _______________

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

               Yes   x                   No
                   ----                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                     48,546,606
--------------------------------------           ----------------------------
                Class                            Outstanding at July 30, 1999

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGES
                                                                           -----

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets -                    3
                   June 30, 1999 and December 31, 1998

                  Consolidated Statement of Operations -                     4
                   Three and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -                    5
                   Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of                       10
                      Financial Condition and Results of Operations

     Item 3.  Quantitative And Qualitative Disclosure About Market Risk     14


Part II - Other Information:

     Item 1.  Legal Proceedings                                             15
     Item 4.  Submission of Matters to a Vote of Security Holders           15
     Item 6.  Exhibits and Reports on Form 8-K                              15

                         PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                        JUNE 30,         DECEMBER 31,
ASSETS                                                                    1999               1998
------                                                                -----------         ---------
                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                           $   7,083          $  20,059
   Short term investments                                                 71,473             32,218
   Accounts receivable                                                     3,988             14,983
   Inventories                                                             4,029              5,102
   Other current assets                                                    3,926              3,056
                                                                       ---------          ---------
      Total current assets                                                90,499             75,418
                                                                       ---------          ---------

   Property, plant and equipment, net                                      8,164              9,697
   Patents, net                                                            9,628              9,948
   Long term deposits                                                      2,934              2,934
   Other                                                                   1,495              1,526
                                                                       ---------          ---------
                                                                          22,221             24,105
                                                                       ---------          ---------

                                                                       $ 112,720          $  99,523
                                                                       =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                   $     557          $     723
   Accounts payable                                                        2,939              5,973
   Accrued compensation and related expenses                               2,064              2,959
   Deferred revenue                                                        1,556              3,936
   Foreign and domestic taxes payable                                        663              2,249
   Other accrued expenses                                                  4,810              4,826
                                                                       ---------          ---------
     Total current liabilities                                            12,589             20,666
                                                                       ---------          ---------

LONG TERM DEBT                                                             2,773              3,049
                                                                       ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 102 shares issued and
        outstanding                                                           10                 10
   Common Stock, $.01 par value, 75,000 shares authorized,
      48,547 shares and 48,474 shares issued and outstanding                 485                484
   Additional paid-in capital                                            235,896            235,631
   Accumulated deficit                                                  (137,518)          (160,039)
                                                                       ---------          ---------
                                                                          98,873             76,086
  Treasury stock, 318 and 50 shares held at cost                           1,515                278
                                                                       ---------          ---------
    Total shareholders' equity                                            97,358             75,808
                                                                       ---------          ---------
                                                                       $ 112,720          $  99,523
                                                                       =========          =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                             -----------------------       -----------------------
                                               1999           1998           1999           1998
                                             --------       --------       --------       --------
REVENUES:
  Product                                    $    427       $  1,599       $  1,524       $  3,762
  Licensing and strategic partner              11,919         44,842         45,964         52,756
                                             --------       --------       --------       --------
                                               12,346         46,441         47,488         56,518
                                             --------       --------       --------       --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                               1,302          5,037          2,997          7,639
  Sales and marketing                             711            987          1,666          2,054
  General and administrative                    1,922          1,548          3,440          2,881
  Patents administration and licensing          1,527          4,134          4,324          6,755
  Development                                   5,108          3,820         10,706          7,703
  Repositioning Charges                         1,213           --            1,213           --
                                             --------       --------       --------       --------
                                               11,783         15,526         24,346         27,032
                                             --------       --------       --------       --------

    Income from operations                        563         30,915         23,142         29,486

INTEREST INCOME (EXPENSE):
  Interest income                                 973            648          1,805          1,023
  Interest and financing expenses                 (83)           (97)          (173)          (199)
                                             --------       --------       --------       --------

    Income before income taxes                  1,453         31,466         24,774         30,310

INCOME TAX PROVISION                              (29)        (4,383)        (2,125)        (4,906
                                             --------       --------       --------       --------

    Net income                                  1,424         27,083         22,649         25,404

PREFERRED STOCK DIVIDENDS                         (64)           (64)          (128)          (128)
                                             --------       --------       --------       --------

NET INCOME APPLICABLE TO COMMON
    SHAREHOLDERS                             $  1,360       $ 27,019       $ 22,521       $ 25,276
                                             ========       ========       ========       ========

NET INCOME PER COMMON SHARE - BASIC          $   0.03       $   0.56       $   0.46       $   0.52
                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                 48,323         48,382         48,433         48,310
                                             ========       ========       ========       ========

NET INCOME PER COMMON SHARE - DILUTED        $   0.03       $   0.55       $   0.46       $   0.52
                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED               48,581         49,584         48,778         48,895
                                             ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    For the six months ended June 30,
                                                                    ---------------------------------
                                                                           1999            1998
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 22,649       $ 25,276
    Adjustments to reconcile net income to net
       cash provided by operating activities-
          Depreciation and amortization                                     2,443          2,163
          Deferred revenue                                                 (2,380)         2,503
          Repositioning charges                                             1,213           --
          Decrease (increase) in assets-
                    Receivables                                            10,995            105
                    Inventories                                             1,073            190
                    Other current assets                                     (870)        (1,118)
          Increase (decrease) in liabilities-
                    Accounts payable                                       (3,034)        (1,684)
                    Accrued compensation                                   (1,212)          (462)
                    Other accrued expenses                                 (1,701)          (367)
                                                                         --------       --------

          Net cash provided by operating activities                        29,176         26,606
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments, net                               (39,255)       (39,829)
    Purchases of property and equipment                                      (958)          (701)
    Patent costs                                                             (429)          (811)
    Other non-current assets                                                   31            286
                                                                         --------       --------

    Net cash used in investing activities                                 (40,611)       (41,055)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                            194            694
    Lease obligations incurred                                                  0            120
    Payments on long-term debt, including capital lease obligations          (442)          (454)
    Cash dividends on Preferred Stock                                         (56)          --
    Purchase of Treasury Stock                                             (1,237)          --
                                                                         --------       --------

    Net cash provided by (used in) financing activities                    (1,541)           360
                                                                         --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (12,976)       (14,089)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             20,059         17,828
                                                                         --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  7,083       $  3,739
                                                                         ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                        $    159       $    173
                                                                         ========       ========
    Income taxes paid, excluding foreign witholding taxes                $    747       $    524
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 30, 1999 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

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

     In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, we are a party to certain legal actions arising in the ordinary course of its business. Based on current information, Management believes that the outcomes of these matters will not have a material impact on our financial position or results of operations.

3. NOKIA AGREEMENT:

     On January 22, 1999, we entered into an agreement with Nokia Corporation ("Nokia") involving the development of new technology for third generation wireless telecommunications products designed for high data rate applications, such as Internet access. The agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and provides a structure for determining the royalty payments thereafter. We recognized $31.5 million as licensing revenue in the first quarter of 1999 and have also recognized $4.1 million of revenue in the first half of 1999 related to specialized engineering services in the development effort.

4. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     We consider investments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. We invest our excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows (in thousands):

                                                     June 30,      December 31,
                                                      1999            1998
                                                     -------         -------
Repurchase agreements                                $   268         $ 3,160
Money market funds and demand deposits                 6,815             516
Commercial paper                                        --            16,383
                                                     -------         -------
                                                     $ 7,083         $20,059
                                                     =======         =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

     Short-term investments available for sale as of June 30, 1999 consisted of $34.7 million in government-issued discount notes and $36.8 million in corporate debt securities. Short-term investments available for sale as of December 31, 1998 consisted of $18.2 million in government-issued discount notes and $14.0 million in corporate debt securities.

5. REVENUES:

     Revenues by geographic area are as follows (in thousands):

                                    Three Months           Six Months
                                   Ended June 30,        Ended June 30,
                                   1999      1998        1999       1998
                                 --------  --------    --------   --------

             U.S.                $    289  $    428    $    523   $    836
             Non U.S.              12,057    46,013      46,965     55,682
                                 --------  --------    --------   --------
                                 $ 12,346  $ 46,441    $ 47,488   $ 56,518
                                 ========  ========    ========   ========

     Licensing and strategic partner revenue for the three month period ended June 30, 1999 includes $7.9 million in new licenses, $3.8 million related to development efforts for Nokia and Samsung Electronics Company, Ltd. ("Samsung"), and $208,000 in recurring royalties. Licensing and strategic partner revenues for the three months ended June 30, 1998 consisted of $42.5 million from new licenses, $2.2 million related to development work and $175,000 in recurring royalties.

     For the six months ended June 30, 1999, 96.8% of our total revenues were derived from licensing and strategic partner activities. These revenues consisted of $39.4 million from new licensing agreements, $5.7 million related to development activities for Nokia, Alcatel Espagna ("Alcatel") and Samsung, and $0.9 million from recurring royalties. During the same period in 1998, licensing and strategic partner revenue accounted for more than 93.3% of our total revenue and consisted of $48.1 million from new licensing agreements, $4.3 million from strategic partners and $0.4 million in recurring royalties.

6. NET INCOME PER SHARE:

     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                                    (In thousands, except per share data)
                                         Three Months Ended June 30, 1999                      Three Months Ended June 30, 1998
                                   ----------------------------------------------         ------------------------------------------

                                      Income           Shares           Per-Share           Income          Shares         Per-Share
                                   (Numerator)      (Denominator)         Amount          (Numerator)    (Denominator)       Amount
                                   -----------      -------------       ---------         -----------    -------------     ---------
Income per Share-Basic:              $ 1,360            48,323            $0.03             $27,019          48,382           $0.56
  Income available to
     common stockholders

Effect of Dilutive Options and
   Warrants                               --               258               --                  --           1,202            (.01)
                                   -----------      -------------       ---------         -----------    -------------     ---------

Income per Share-Diluted:
  Income available to
     common stockholders +
      assumed conversions            $ 1,360            48,581            $0.03             $27,019          49,584           $0.55
                                   ===========      =============       =========         ===========    =============     =========



                                                                    (In thousands, except per share data)
                                           Six Months Ended June 30, 1999                       Six Months Ended June 30, 1998
                                   ----------------------------------------------         ------------------------------------------

                                      Income           Shares           Per-Share           Income          Shares         Per-Share
                                   (Numerator)      (Denominator)         Amount          (Numerator)    (Denominator)       Amount
                                   -----------      -------------       ---------         -----------    -------------     ---------
Income per Share-Basic:              $22,521            48,433            $0.46             $25,276          48,310           $0.52
  Income available to
     common stockholders

Effect of Dilutive Options and
   Warrants                               --               345               --                  --             585              --
                                   -----------      -------------       ---------         -----------    -------------     ---------

Income per Share-Diluted:
  Income available to
     common stockholders +
      assumed conversions            $22,521            48,778            $0.46             $25,276          48,895           $0.52
                                   ===========      =============       =========         ===========    =============     =========


     During the three months and the six months ended June 30, 1999, there were
5.1 million options and 1.9 million warrants to purchase common stock outstanding that were excluded from the computation of diluted earnings per share because they are antidilutive.

7. REPOSITIONING OF OPERATIONS

     In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of wireless local loop products to technology development for advanced wireless applications. This action was taken after assessing our long term business prospects associated with continued investment in the development of wireless local loop systems. The repositioning charge included the impacts of workforce reductions (approximately 27 employees) and asset impairment charges related to wireless local loop development equipment. The components of the repositioning charge included severance and other benefit costs of $417,000, all of which are scheduled to be paid in 1999, and asset impairment charges of $796,000 for fixed assets associated with wireless local loop activities.

8. INVENTORIES:

                                              June 30,     December 31,
                                                1999           1998
                                              --------     ------------
                                                   (In thousands)

Component parts and work-in-progress           $ 2,191       $ 2,958
Finished goods                                   1,838         2,144
                                               -------       -------
                                               $ 4,029       $ 5,102
                                               =======       =======

     Inventories are stated net of valuation reserves of $13.6 million as of June 30, 1999 and $13.7 million as of December 31, 1998. Although we have been winding down our UltraPhone(R) product business, we still have been continuing to market our UltraPhone products, including spare parts and enhancements, in niche markets.

9. INCOME TAXES:

     The income tax provision for the three months ended June 30, 1999 consists of alternative minimum taxes of $29,000. The income tax provision for the three months ended June 30, 1998 consisted of a state tax provision of $59,000 and a foreign tax provision of $4.3 million. For the six months ended June 30, 1999, the income tax provision includes foreign withholding taxes of $1.6 million and an alternative minimum tax provision of $0.5 million. The income tax provision for the six months ended June 30, 1998 consisted of a state tax provision of $27,000 and foreign withholding taxes of $4.9 million. At December 31, 1998, we had net operating loss carryforwards of approximately $96.7 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

     InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) specializes in the design and development of advanced technology solutions for the wireless industry. Earlier this year, we initiated a change in strategy from sales and development of wireless local loop products to technology development for advanced wireless applications such as Internet access and high data rate and 3G applications. In connection with this shift in strategy, we took actions in the second quarter of 1999 to reposition our operations that resulted in the repositioning charge noted below. In addition, we have been winding down the remaining commercial aspects related to sale and service of both the UltraPhone(R) and TrueLink(TM) product lines. We are currently evaluating the financial and operational impact of our plan of action with respect to this decision.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     We experienced positive cash flow from operating activities of $29.2 million in the six months ended June 30, 1999 compared to $26.6 million in the same period in 1998. The positive cash flows in both periods are primarily due to payments received from new licensees.

     Net cash used in investing activities was approximately $41 million in the first half of both 1999 and 1998. Notwithstanding the above, the amount of cash used in investing has, historically, been low relative to cash used in operations.

     During the first half of 1999, we used $1.5 million in financing activities, primarily to repurchase stock of the Company.

     Our working capital at June 30, 1999 was $77.9 million compared to $54.8 million at December 31, 1998. The $23.1 million increase mainly resulted from the receipt of cash from licensing agreements.

     We had cash, cash equivalents and short-term investments of $78.6 million as of June 30, 1999 compared to $52.3 million at December 31, 1998. Inventory levels at June 30, 1999 were $4.0 million, a slight decrease from $5.1 million as of December 31, 1998, reflecting certain product sales.

     We are capable of supporting our operating requirements during 1999 through internally generated funds. We are currently evaluating our cash requirements beyond 1999 in light of changes in resource demands which will result from a reduced resource commitment to B-CDMA development and a shifting of certain resources to other development efforts. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters, we may seek financing by means of a bank loan or line of credit or through the sale of debt or equity securities. We do not presently maintain bank lines of credit and can give no assurance that we could secure a loan or line of credit, either at all or on acceptable terms. In addition, there can be no assurances that we will be able to sell any such securities, or, if we can, that we can do so on terms acceptable to us.

     We believe that our investment in inventories and non-current assets are stated on our June 30, 1999 and December 31, 1998 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and we believe that no further write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, we believe that the value of our patents is at least equal to the value included in the June 30, 1999 and the December 31, 1998 balance sheets.

RESULTS OF OPERATIONS

Second Quarter of 1999 Compared to the Second Quarter of 1998

Revenues. Total revenues in the second quarter ended June 30, 1999 decreased to $12.3 million from $46.4 million in the second quarter ended June 30, 1998. The decrease was primarily due to a decrease in licensing and strategic partner revenues in the second quarter of 1999 to $11.9 million from $44.8 million in the comparable quarter of 1998, when substantial revenue from two license agreements was recognized.

Cost of Product. Cost of product for the second quarter of 1999 decreased to $1.3 million from $5.0 million in the second quarter of 1998 due to a decrease in product revenues and the absence of changes in inventory reserves which negatively impacted the second quarter of 1998 results. Included in cost of product sales are costs of product assembly, integration and testing, distributor commissions, freight and tariffs, and expenses associated with installation, overhead, support and warranty services.

Operating Expenses. Operating expenses include sales and marketing expenses, general and administrative expenses, patent administrative and licensing services, and development expenses.

     Sales and marketing expenses decreased 28% to $711,000 during the second quarter of 1999 as compared to $987,000 during the second quarter of 1998. The decrease is primarily due to decreased activity levels, and reduced commission expenses associated with lower product revenues in the second quarter of 1999.

     General and administrative expenses for the second quarter of 1999 increased 24% to $1.9 million from $1.5 million in the second quarter of 1998. The increase is primarily due to higher personnel and travel costs and the timing of certain other strategic spending.

     Patents administration and licensing expenses decreased 63% to $1.5 million during the second quarter of 1999 as compared to $4.1 million during the same period in 1998. The decrease is due primarily to reduced costs associated with the decrease in licensing revenue in the second quarter of 1999 as compared to the second quarter of 1998.

     Development expenses for the second quarter of 1999 increased 34% to $5.1 million as compared to $3.8 million during the second quarter of 1998. The increase is due to the ramp-up of technology development for Nokia and other internal initiatives.

Repositioning of Operations. In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of wireless local loop products to technology development for advanced wireless applications. This action was taken after assessing our long term business prospects associated with continued investment in the development of wireless local loop systems. The repositioning charge included the impacts of workforce reductions (approximately 27 employees) and asset impairment charges related to wireless local loop development equipment. The components of the repositioning charge included severance and other benefit costs of $417,000, all of which are scheduled to be paid in 1999, and asset impairment charges of $796,000 for fixed assets associated with wireless local loop activities.

Interest Income and Expense. Interest income for the second quarter of 1999 increased to $973,000 from $648,000 in the second quarter of 1998 due to higher average invested cash balances in the second quarter of 1999. Interest expense for the three month period ended June 30, 1999 was $83,000 as compared to $97,000 for the three month period ended June 30, 1998 due to lower outstanding debt in the period.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total Revenues. Total revenues for the six months ended June 30, 1999 decreased 16% to $47.5 million from $56.5 million for the six months ended June 30, 1998 primarily due to a decrease in the amount of licensing revenues. Licensing and strategic partner revenues for the six months ended June 30, 1999 included $35.6 million from Nokia, $7.9 million from the Robert Bosch Corporation license, $1.6 million related to the Alcatel and Samsung agreements, and $0.9 million from recurring royalty licensing revenue. Licensing and strategic partner revenues for the six months ended June 30, 1998 included $48.1 million in new licenses from Sharp Corporation, Kyocera Corporation and Toshiba Corporation, $4.3 million related to the Alcatel and Samsung agreements, and $0.4 million of recurring royalty licensing revenue.

Cost of Product. Cost of product for the six months ended June 30, 1999 decreased 62% to $2.9 million from $7.6 million for the six months ended June 30, 1998 due to decreased product sales and the absence of changes in inventory reserves which negatively impacted the first half of 1998 results.

Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent services, and product development expenses.

     Sales and marketing expenses decreased 19% to $1.7 million during the six months ended June 30, 1999 compared to $2.1 million during the six months ended June 30, 1998. The decrease is primarily due to decreased commissions expense, commensurate with decreased UltraPhone product revenues and decreased activity levels.

     General and administrative expenses for the six months ended June 30, 1999 increased 17% to $3.4 million from $2.9 million for the six months ended June 30, 1998. The increase is primarily due to higher personnel and travel costs and the timing of certain other strategic spending.

     Patents administration and licensing activities expense decreased 37% in the six months ended June 30, 1999 to $4.3 million compared to $6.8 million in the first half of 1998. We have incurred less costs such as commissions and other expenses related to our activities supporting our licensing strategy to offer non-exclusive, royalty bearing patent, technology and know-how and trademark licenses.

     Product development expenses increased 39% for the six months ended June 30, 1999 to $10.7 million from $7.7 million for the six months ended June 30, 1998. The increase over the prior year period is due primarily to increased staff and activity levels devoted to development of advanced wireless applications.

Interest Income and Expense. Interest income for the six months ended June 30, 1999 was $1.8 million as compared to $1.0 million for the same period in 1998 as a result of higher than average invested cash in 1999, as compared to 1998. Interest expense for the six month period ended June 30, 1999 was $173,000 as compared to $199,000 for the six month period ended June 30, 1998 due to lower overall debt in the first half of 1999 as compared to the first half of 1998.

YEAR 2000

     Many currently installed computer systems in many companies are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, both IT (Information Technology) and non-IT systems used by many organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 system failures. In this regard, we have been implementing a Year 2000 compliance program, consisting of auditing, assessing, remediating, testing, and contingency planning, to ensure that our IT and non-IT systems will function properly beyond 1999. The program is designed to cover both systems operated by us as well as systems operated by third parties that we consider to be material to our operations. We have established a Committee consisting of members of management from various disciplines to implement this program and have engaged a consultant to assist the Committee.

     As part of our Year 2000 compliance program, we have engaged in a comprehensive assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. We have conducted a thorough audit of our systems and have been testing and upgrading certain systems for Year 2000 compatibility. In addition, we are continuing to contact certain third parties upon whom we rely to ensure that those third parties have assessed the Year 2000 issues on their own systems and are taking steps to ensure that their systems are Year 2000 compatible. Our compliance program is focused on systems and third parties which our management views as High Risk, leaving compliance efforts relating to other systems and third parties to be remediated on a resource permitting basis. We believe that we will have the ability to allocate adequate resources to address all systems categorized as High Risk under our Year 2000 compliance program and expect any Year 2000 remediation applicable to our own High Risk systems to be completed on a timely basis. However, our assessment process is continuous to reflect changing business circumstances, and we still have a number of systems that must be brought into compliance, remediated and/or tested for Year 2000 compliance. In addition, we rely on third parties over which we have no control. There can be no assurance that our systems or the systems of third parties upon which we rely will be identified or remediated on a timely basis or successfully. Failure to achieve timely and successful Year 2000 compliance could cause delays or difficulties in development efforts or result in a cessation of business. We hope to have achieved compliance or to have developed contingency plans for almost all of our High Risk systems during the fall of 1999. However, there can be no assurance that we will be able to do so, either successfully or on a timely basis. Moreover, our products and components may be integrated into larger systems that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Our business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties upon whom we rely to properly operate or manage dates associated with the impending century change.

     With respect to our products, we have conducted a series of tests on the UltraPhone 110 and 110A, all of which were completed successfully, revealing no date-related failures. However, our testing of the UltraPhone 100 system demonstrated that the operating system used in Alcyon-based UltraPhone 100 systems is not compliant. We have offered an upgrade to affected customers at such customers' cost to address this problem. In all other respects, the tests run on the UltraPhone 100 were completed successfully, revealing no date-related failures.

     To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts. We have incurred the compensation expense associated with salaried employees who have devoted some of their time to its Year 2000 assessment, the cost of our remediation efforts and the cost of our consultant. We do expect to expend additional resources on remediation efforts out of general corporate funds, but at this time do not expect the total cost of Year 2000 remediation efforts to be material to our business, financial condition and operating results. During the months prior to the century change, we will continue to evaluate, remediate and/or test our systems, as well as certain products and systems provided to us by third parties, to the extent reasonably practicable to determine whether they are Year 2000 compliant. Despite this assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significantly more time and expense than expected, and unremediated problems could affect our business, financial condition and operating results. We are in the process of developing contingency plans to address the risks associated with unremediated Year 2000 problems to the extent reasonably practicable, but have not yet completed or formalized all of such plans.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, our current beliefs and expectations as to product operations and Year 2000 compliance. Words such as "expect", "believe", "intends" and "plans", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, revenues from product operations and those operations could be affected by shifts in our strategies, international political and governmental conditions, the willingness of third parties to purchase material from us even though we are exiting the business and our ability to retain personnel. Year 2000 compliance could be affected by the failure of the Company or third parties to successfully identify or remediate Year 2000 problems on a timely basis or successfully, and the availability of resources (which itself could be affected by the level of resources available or required for other projects). In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1998 Form 10-K.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     As reported in the Company's Annual Report on Form 10-K and Quarterly report for the first quarter of 1999, the United States District Court completely denied Ericsson's Motion for Partial Summary Judgement. In making this motion, Ericsson had sought to dismiss portions of our case by arguing that certain findings from our prior litigation with Motorola, Inc. applied to this case.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders held on June 3, 1999, our shareholders elected Mr. Harry G. Campagna and Mr. Steven T. Clontz as directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company=s independent accountants for the year ending December 31, 1999. Our shareholders elected Mr. Campagna as a director by a vote of 36,244,256 in favor, and 11,369,913 withheld. Our shareholders elected Mr. Clontz as a director by a vote of 44,073,079 in favor, and 3,541,090 withheld. Messrs. D. Ridgely Bolgiano, Joseph S. Colson, Jr., William A. Doyle, and Robert S. Roath also continued to serve their terms as directors. The vote ratifying the appointment of Arthur Andersen LLP was 45,663,604 shares for, 1,749,933 shares against and 200,632 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

              Exhibit 27            Financial Data Schedule

     (b) The following is a list of Current Reports on Form 8-K filed during the second quarter of 1999:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERDIGITAL COMMUNICATIONS CORPORATION


Date: August 12, 1999                             /s/ William A. Doyle
                                                  ---------------------------
                                                  William A. Doyle, President


Date: August 12, 1999                             /s/ R. J. Fagan
                                                  -----------------------------
                                                  Richard J. Fagan, Senior Vice
                                                  President and Chief Financial
                                                  Officer