Form 10-Q
period 1999-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 1999-11-12
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

     or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to _________

Commission File Number 1-11152

                     INTERDIGITAL COMMUNICATIONS CORPORATION
              ----------------------------------------------------
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

                 Yes   [X]                             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

48,651,195 Shares of Common Stock, par value $.01 per share, were outstanding on October 29, 1999.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

Part  I -   Financial Information:

  Item 1.   Consolidated Financial Statements                                3

            Consolidated Balance Sheets -                                    3
            December 31, 1998 and September 30, 1999 (unaudited)

            Consolidated Statements of Operations -                          4
            Three and Nine Months Ended September 30, 1999 and 1998
             (unaudited)

            Consolidated Statements of Cash Flows -                          5
            Nine Months Ended September 30, 1999 and 1998 (unaudited)

            Notes to Consolidated Financial Statements (unaudited)           6

  Item  II. Management's Discussion and Analysis of                          10
            Financial Condition and Results of Operations


Part II -   Other Information:

  Item 1.   Legal Proceedings                                                15
  Item 6.   Exhibits and Reports on Form 8-K                                 15


Signatures                                                                   16

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                         1999               1998
                                                    -------------      ------------
                                                     (UNAUDITED)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                            $  16,669       $  20,059
   Short term investments                                  63,659          32,218
   Accounts receivable                                      6,097          14,983
   Inventories                                              3,435           5,102
   Other current assets                                     3,280           3,056
                                                        ---------       ---------
      Total current assets                                 93,140          75,418
                                                        ---------       ---------

   Property, plant and equipment, net                       7,637           9,697
   Patents, net                                             9,669           9,948
   Long term deposits                                       2,934           2,934
   Other                                                    1,464           1,526
                                                        ---------       ---------
                                                           21,704          24,105
                                                        ---------       ---------

                                                        $ 114,844       $  99,523
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long term debt                    $     490       $     723
   Accounts payable                                         3,456           5,973
   Accrued compensation and related expenses                2,710           2,959
   Deferred revenue                                           844           3,936
   Foreign and domestic taxes payable                         676           2,249
   Other accrued expenses                                   4,438           4,826
                                                        ---------       ---------
     Total current liabilities                             12,614          20,666
                                                        ---------       ---------

LONG TERM DEBT                                              2,667           3,049
                                                        ---------       ---------


COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares
     authorized- $2.50 Convertible Preferred, 102
     shares issued and outstanding                             10              10
   Common Stock, $.01 par value, 75,000 shares
     authorized, 48,603 shares and 48,474 shares
     issued and outstanding                                   486             484
   Additional paid-in capital                             236,078         235,631
   Accumulated deficit                                   (134,883)       (160,039)
                                                        ---------       ---------
                                                          101,691          76,086
  Treasury stock, 429 and 50 shares held at cost            2,128             278
                                                        ---------       ---------
    Total shareholders' equity                             99,563          75,808
                                                        ---------       ---------
                                                        $ 114,844       $  99,523
                                                        =========       =========


        The accompanying notes are an integral part of these statements.

           INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)

                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                  -----------------------       -----------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
REVENUES:
  Product                                         $    498       $  2,569       $  2,022       $  6,331
  Licensing and strategic partner                   10,321          2,280         56,285         55,036
                                                  --------       --------       --------       --------
                                                    10,819          4,849         58,307         61,367
                                                  --------       --------       --------       --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                    1,005          3,005          4,002         10,644
  Sales and marketing                                  745            878          2,411          2,932
  General and administrative                         1,693          1,235          5,133          4,116
  Patents administration and licensing                 216          1,836          4,540          8,591
  Development                                        4,711          4,481         15,417         12,184
  Repositioning Charges                                  0           --            1,213           --
                                                  --------       --------       --------       --------
                                                     8,370         11,435         32,716         38,467
                                                  --------       --------       --------       --------
    Income (loss) from operations                    2,449         (6,586)        25,591         22,900

INTEREST INCOME (EXPENSE):
  Interest income                                    1,024            651          2,829          1,674
  Interest and financing expenses                      (77)           (75)          (250)          (274)
                                                  --------       --------       --------       --------
    Income (loss) before income taxes                3,396         (6,010)        28,170         24,300

INCOME TAX PROVISION                                  (697)           (14)        (2,822)        (4,920)
                                                  --------       --------       --------       --------
    Net income (loss)                                2,699         (6,024)        25,348         19,380

PREFERRED STOCK DIVIDENDS                              (64)           (64)          (192)          (192)

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                  $  2,635       $ (6,088)      $ 25,156       $ 19,188
                                                  ========       ========       ========       ========
NET INCOME (LOSS) PER COMMON SHARE - BASIC        $   0.05       $  (0.13)      $   0.52       $   0.40
                                                  ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                      48,285         48,427         48,383         48,349
                                                  ========       ========       ========       ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED      $   0.05       $  (0.13)      $   0.52       $   0.39
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                    48,819         48,427         48,789         48,782
                                                  ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              For the nine months ended September 30,
                                                              ---------------------------------------
                                                                       1999           1998
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 25,348       $ 19,188
  Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                    3,557          3,422
         Deferred revenue                                                (3,092)         1,062
         Repositioning charges                                            1,213           --
         Decrease (increase) in assets-
            Receivables                                                   8,887            259
            Inventories                                                   1,667            422
            Other current assets                                           (224)          (482)
         Increase (decrease) in liabilities-
            Accounts payable                                             (2,517)        (3,646)
            Accrued compensation                                           (566)           (58)
            Other accrued expenses                                       (2,062)        (1,585)
                                                                       --------       --------
         Net cash provided by operating activities                       32,211         18,582
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net                               (31,441)       (27,183)
  Purchases of property and equipment                                    (1,162)        (1,068)
  Patent costs                                                             (852)        (1,230)
  Other non-current assets                                                   62            (22)
                                                                       --------       --------

  Net cash used in investing activities                                 (33,393)       (29,503)
                                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                           449            694
  Lease obligations incurred                                                  0            120
  Payments on long-term debt, including capital lease obligations          (615)          (800)
  Cash dividends on Preferred Stock                                        (192)          --
  Purchase of Treasury Stock                                             (1,850)          --
                                                                       --------       --------
  Net cash provided by (used in) financing activities                    (2,208)            14
                                                                       --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (3,390)       (10,907)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           20,059         17,828
                                                                       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 16,669       $  6,921
                                                                       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $    224       $    263
                                                                       ========       ========
  Income taxes paid, including foreign witholding taxes                $  4,331       $  4,847
                                                                       ========       ========


        The accompanying notes are an integral part of these statements.




            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of InterDigital Communications Corporation's (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) financial position as of September 30, 1999, the results of our operations for the three and nine month periods ended September 30, 1999 and 1998, and our cash flows for the nine month periods ended September 30, 1999 and 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1998 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

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

     In addition to litigation associated with patent enforcement and licensing activities and the other litigation described above, the Company is a party to certain legal actions arising in the ordinary course of its business. Based on current information, Management believes that the outcomes of these other matters will not have a material impact on our financial position or results of operations.

3.  NOKIA AGREEMENT:

     On January 22, 1999, we entered into an agreement with Nokia Corporation
("Nokia") involving the development of new technology for third generation wireless telecommunications products designed for high data rate applications, such as Internet access. The agreement includes royalty bearing TDMA and CDMA patent licenses, which are paid up generally through the project period, and provides a structure for determining the royalty payments thereafter. We recognized $31.5 million as licensing revenue in the first quarter of 1999 and have also recognized $7.4 million of revenue in the first nine months of 1999 related to specialized engineering services in the development effort.



4.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     The Company considers investments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. The Company invests its excess cash in various time deposits and marketable securities, which are included in cash and cash equivalents, as follows:

                                               (in thousands)
                                         September 30,  December 31,
                                             1999           1998
                                         -------------  ------------

Money market  funds and demand deposits      $ 6,022      $ 3,160
Repurchase agreements                            479          516
Commercial paper                              10,168       16,383
                                             -------      -------
                                             $16,669      $20,059
                                             =======      =======

     The repurchase agreements are fully collateralized by United States
Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of September 30, 1999 consisted of $22.9 million in government-issued discount notes and $40.8 million in corporate debt securities. Short-term investments available for sale as of December 31, 1998 consisted of $18.2 million in government-issued discount notes and $14.0 million in corporate debt securities.

5.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

Revenues by customer geography are as follows:


                                            (in thousands)

                             Three Months                       Nine  Months
                                Ended                             Ended
                             September 30,                      September 30,
                          --------------------           -----------------------
                          1999            1998            1999             1998
                          ----            ----            ----             ----


U.S.                     $   453         $   293         $   976         $ 1,129
Non U.S.                  10,366           4,556          57,331          60,238
                         -------         -------         -------         -------
                         $10,819         $ 4,849         $58,307         $61,367
                         =======         =======         =======         =======

     Licensing and strategic partner revenue for the three month period ended
September 30, 1999 includes $3.4 million in new licenses, $4.0 million related to development efforts for Nokia and Samsung Electronics Company, Ltd.
("Samsung"), and $2.9 million in recurring royalties. Licensing and strategic partner revenues for the three months ended September 30, 1998 consisted of $2.2 million related to development work and $112,000 in recurring royalties.


     For the nine months ended September 30, 1999, 96.5% of our total revenues were derived from licensing and strategic partner activities. These revenues consisted of $42.7 million from new licensing agreements, $9.8 million related to development activities for Nokia, Alcatel Espana ("Alcatel") and Samsung, and $3.8 million from recurring royalties. During the same period in 1998, licensing and strategic partner revenue accounted for more than 89.7% of our total revenue and consisted of $48.1 million from new licensing agreements, $6.5 million from strategic partners and $0.5 million in recurring royalties.



6.  NET INCOME (LOSS) PER COMMON SHARE:

     The following tables set forth the numerator and denominator of a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:


                                                                          (in thousands)
                                                  Three Months Ended                           Three Months Ended
                                                  September 30, 1999                           September  30, 1998
                                    -------------------------------------------    ---------------------------------------
                                     Income        Shares         Per-Share         Income       Shares        Per-Share
                                    (Numerator)   (Denominator)   Amount           (Numerator)  (Denominator)  Amount
                                    -------------------------------------------    ---------------------------------------
Income (Loss) per Share -Basic:
Income (loss) available to common
  Stockholders                       $ 2,635       48,285          $ 0.05           $(6,088)       48,427       $(0.13)

Effect of Dilutive Options and
  Warrants                           $  --            534          $  --                --            --        $  --
                                     -------      -------          ------           -------       -------       ------

Income (Loss) per Share-Diluted:
  Income (loss) available to
  common stockholders +
  assumed conversions                $ 2,635       48,819          $ 0.05           $(6,088)       48,427       $(0.13)
                                     =======      =======          ======           =======       =======       ======



                                                   Nine Months Ended                          Nine Months Ended
                                                   September 30, 1999                         September 30, 1998
                                    -------------------------------------------    ---------------------------------------
                                     Income        Shares         Per-Share         Income       Shares        Per-Share
                                    (Numerator)   (Denominator)   Amount           (Numerator)  (Denominator)  Amount
                                    -------------------------------------------    ---------------------------------------
Income (Loss) per Share--Basic:
Income (loss) available to
  common stockholders                $25,156       48,383          $ 0.52           $19,188       48,349        $ 0.40

Effect of Dilutive Options and
Warrants                                --            406             --                --            433       $ 0.01
                                     -------      -------          ------           -------       -------       ------


Income (Loss) per Share-Diluted
  Income (loss) available to
  common stockholders +
  assumed conversions                $25,156       48,789          $ 0.52           $19,188       48,782        $ 0.39
                                     =======      =======          ======           =======       =======       ======



During the three months and the nine months ended September 30, 1999, there were
6.4 million and 6.8 million options and warrants to purchase common stock outstanding that were excluded from the computation of diluted earnings per share because they were antidilutive.

7.  REPOSITIONING OF OPERATIONS:

In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of wireless local loop products to technology development for advanced wireless applications. This action was taken after assessing our long term business prospects associated with continued investment in the development of wireless local loop systems. The repositioning charge included the impact of workforce reductions (approximately 27 employees) and asset impairment charges related to wireless local loop development equipment. The components of the repositioning charge included severance and other benefit costs of $417,000, all of which are scheduled to be paid in 1999, and asset impairment charges of $796,000 for fixed assets associated with wireless local loop activities.

8. INVENTORIES:

                                                      (in thousands)
                                            September 30,          December 31,
                                                1999                   1998
                                                ----                   ----
Component parts and work-in-progress           $1,638                $2,958
Finished goods                                  1,797                 2,144
                                               ------                ------
                                               $3,435                $5,102
                                               ======                ======

     Inventories are stated net of valuation reserves of $13.9 million as of September 30, 1999 and $13.7 million as of December 31, 1998. Although we have been winding down our UltraPhone(R) product business, we still have been continuing to market our UltraPhone products, including spare parts and enhancements, in niche markets. We are currently in the process of filling a 5,000 line order for UltraPhone systems for a customer in Namibia.


9. INCOME TAXES:


     The income tax provision for the three months ended September 30, 1999 consists of alternative minimum taxes of $68,000 and foreign withholding taxes of $629,000. For the three months ended September 30, 1998, we had a provision for state taxes of $14,000. For the nine months ended September 30, 1999, the tax provision includes foreign withholding taxes of $ 2.2 million and an alternative minimum tax of $600,000. For the same period in 1998 we had a net state tax provision of $42,000 and a foreign withholding tax provision of $4.9 million. At December 31, 1998, we had net operating loss carryforwards of approximately $96.7 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.


     InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) specializes in the design and development of advanced technology solutions for the wireless industry. Earlier this year, we initiated a change in strategy from sales and development of wireless local loop products to technology development for advanced wireless applications such as Internet access and high data rates for third generation (3G) applications. In this regard, we continued our development project with Nokia which is focused on high data rates and wide bandwidth technology, and initiated the development of 3G commercial "system on a chip" technology utilizing Frequency Division Duplex (FDD) technology. The new FDD system on a chip technology is being designed so that it can be embedded into advanced wireless products for 3G applications, including mobile phones, personal digital assistants and other devices. We plan to market our FDD and TDD system on a chip capabilities and technical content to communications equipment manufacturers and/or semiconductor companies. The Company will also seek to generate revenues from associated specialized engineering services. We are also continuing to wind down the remaining commercial aspects related to sale and service of both the UltraPhone and TrueLink(TM) product lines.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     We experienced positive cash flow from operating activities of $32.2 million in the nine months ended September 30, 1999 compared to $18.6 million in the same period in 1998. The positive cash flows in both periods were primarily due to payments received from new licensees.

     Net cash used in investing activities was approximately $33.4 million in the first three quarters of 1999 and $29.5 million in the first three quarters of 1998. In both periods, most of the investing activities were associated with the purchase of short term investments.


     During the first three quarters of 1999, we used $2.2 million in financing activities, primarily to repurchase stock of the Company.

     Our working capital at September 30, 1999 was $80.5 million compared to $54.8 million at December 31, 1998. The $25.7 million increase mainly resulted from the receipt of cash from licensing agreements.

     We had cash, cash equivalents and short-term investments of $80.3 million as of September 30, 1999 compared to $52.3 million at December 31, 1998. Inventory levels at September 30, 1999 were $3.4 million, a 33% decrease from $5.1 million as of December 31, 1998, reflecting product sales in niche markets.

     We believe that we are capable of supporting our operating requirements during 1999 and 2000 through internally generated and existing funds. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters, we may seek financing by means of a bank loan or line of credit or through the sale of debt or equity securities. We do not presently maintain bank lines of credit and can give no assurance that we could secure a loan or line of credit, either at all or on acceptable terms. In addition, there can be no assurances that we will be able to sell any such securities, or, if we can, that we can do so on terms acceptable to us.

     We believe that our investment in inventories are stated on our September 30, 1999 and December 31, 1998 balance sheets at realizable values based on expected selling price and order volumes. Property and equipment are currently being utilized in the Company's on-going business activities, and we believe that no further write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, we believe that the value of our patents is at least equal to the value included in the September 30, 1999 and the December 31, 1998 balance sheets.

Results of Operations - Third Quarter of 1999 Compared to the Third Quarter of 1998


     Revenues. Revenues in the third quarter of 1999 totaled $10.8 million, compared with $4.8 million in the same quarter of 1998. The increase was principally due to growth in specialized engineering services, higher recurring royalties from existing patent licensees and the recognition of revenue associated with new licensing agreements with Japan Radio Company, Ltd. ("JRC") and Shintom Company, Ltd. ("Shintom"). Recurring royalties from existing licensees in the third quarter of 1999 totaled nearly $3 million.


     Cost of Product. Cost of product for the third quarter of 1999 decreased to $1.0 million from $3.0 million in the third quarter of 1998, primarily due to a decrease in product revenues.

     Other Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent administration and licensing, and product development expenses.

     Sales and marketing expenses decreased 15% to $745,000 during the third quarter of 1999 as compared to $878,000 during the third quarter of 1998. The decrease is primarily due to a decrease in activity levels, and reduced commission expenses associated with lower product revenues in the third quarter of 1999.

     General and administrative expenses for the third quarter of 1999 increased 37% to $1.7 million from $1.2 million for the third quarter of 1998. The increase is primarily due to higher personnel costs and the timing of certain other strategic spending.


     Patents administration and licensing activities expense decreased 88% to $216,000 for the third quarter of 1999 as compared to $1.8 million during the same period in 1998. The net decrease is due primarily to the recovery of certain litigation costs associated with patent administration activities.

     Development expenses for the third quarter of 1999 increased 5% to $4.7 million as compared to $4.5 million during the third quarter of 1998. The increase is due to the ramp-up of technology development for Nokia and other internal initiatives.

     Interest Income and Expense. Interest income for the third quarter of 1999 increased to $1.0 million from $651,000 in the third quarter of 1998 due to higher average invested cash balances in the third quarter of 1999. Interest expense for the three month period ended September 30, 1999 was $77,000 as compared to $75,000 for the three month period ended September 30, 1998 due to lower outstanding debt in the period.

RESULTS OF OPERATIONS

Results of Operations - Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998


Revenues. Total revenues for the nine months ended September 30, 1999 decreased 5% to $58.3 million from $61.4 million for the nine months ended September 30, 1998, primarily due to a decrease in product sales. Licensing and strategic partner revenues for the nine months ended September 30, 1999 included $38.9 million from Nokia, $11.3 million from new licenses with Robert Bosch GMBH, JRC and Shintom, $2.3 million related to the Alcatel and Samsung agreements, and $3.8 million from recurring royalty licensing revenue. Licensing and strategic partner revenues for the nine months ended September 30, 1998 included $48.1 million in new licenses from Sharp Corporation, Kyocera Corporation and Toshiba Corporation, $6.5 million related to the Alcatel and Samsung agreements, and $0.4 million of recurring royalty licensing revenue.


Cost of Product. The cost of product revenues for the nine months ended September 30, 1999 decreased 62% to $4.0 million from $10.6 million for the nine months ended September 30, 1998 due to decreased product sales and the absence of changes in inventory reserves which negatively impacted the first nine months of 1998 results.

Operating Expenses. Other operating expenses include sales and marketing expenses, general and administrative expenses, patent administration and licensing, and product development expenses.

     Sales and marketing expenses decreased 18% to $2.4 million during the nine months ended September 30, 1999 compared to $2.9 million during the nine months ended September 30, 1998. The decrease is primarily due to decreased personnel, travel and commissions expenses, commensurate with the decreased UltraPhone product revenues and decreased activity levels.

     General and administrative expenses for the nine months ended September 30, 1999 increased 25% to $5.1 million from $4.1 million for the nine months ended September 30, 1998. The increase is primarily due to higher personnel costs and the timing of certain other strategic spending.

     Patents administration and licensing expenses decreased 47% in the nine months ended September 30, 1999 to $4.5 million compared to $8.6 million in the first nine months of 1998. We have incurred less costs such as commissions and other expenses related to our activities supporting our licensing strategy to offer non-exclusive, royalty bearing patent, technology and know-how and trademark licenses, and have recovered certain expenses related to an on-going patent litigation.

     Development expenses increased 27% for the nine months ended September 30, 1999 to $15.4 million from $12.2 million for the nine months ended September 30, 1998. The increase over the prior year period is due primarily to increased staff and activity levels devoted to the development of advanced wireless applications.

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

     As part of the winding down of the UltraPhone business, we entered into a contract during the third quarter of 1999 to sell equipment supporting 5,000 lines for a customer in Namibia. In November, 1999, a prospective purchaser in another country filed an action against us seeking, among other things, a preliminary injunction to enjoin us from shipping any equipment in fulfillment of the Namibia contract. If this prospective purchaser is successful in obtaining a preliminary injunction against us, we could be precluded from consummating the Namibia sale in accordance with our contractual requirements and we could be liable for damages for breach of the Namibia contract, among other things. Moreover, this could occur without the prospective purchaser ultimately purchasing the inventory in issue.


     Income and Expense. Interest income for the nine months ended September 30, 1999 was $2.8 million as compared to $1.7 million for the same period in 1998 as a result of higher than average invested cash in 1999 as compared to 1998. Interest expenses for the nine month period ended September 30, 1999 was $250,000 as compared to $274,000 for the nine month period ended September 30, 1998 due to lower overall debt in the first nine months of 1999 as compared to the same period in 1998.

Year 2000


     Many currently installed computer systems in many companies are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, both IT (Information Technology) and non-IT systems used by many organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure that our operations will not be adversely affected by Year 2000 system failures. In this regard, we have been implementing a Year 2000 compliance program, consisting of auditing, assessing, remediating, testing, and contingency planning, to ensure that our IT and non-IT systems will function properly beyond 1999. The program is designed to cover both systems operated by us as well as systems operated by third parties that we consider to be material to our operations. We have established a Committee consisting of members of management from various disciplines to implement this program and have engaged a consultant to assist the Committee.

     As part of our Year 2000 compliance program, we have engaged in a comprehensive assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. Our compliance program is focused on systems and third parties which our management views as High Risk, leaving compliance efforts relating to other systems and third parties to be remediated on a resource permitting basis. We believe that we will have the ability to allocate adequate resources to address all systems categorized as High Risk under our Year 2000 compliance program and expect any Year 2000 remediation applicable to our own High Risk systems to be completed on a timely basis. We have conducted a thorough audit of our systems and have been testing and upgrading certain systems for Year 2000 compatibility. We have determined over 80% of our systems designated as High Risk to be in an acceptable state of Year 2000 readiness. We anticipate a determination of acceptable readiness of our remaining High Risk systems prior to the end of 1999. However, there can be no assurance that all of our mission critical systems will be identified, correctly assessed or remediated on a timely basis or successfully.

     In addition, we have contacted certain third parties upon whom we rely to ensure that those third parties have assessed the Year 2000 issues on their own systems and are taking steps to ensure that their systems are Year 2000 compatible. Most of these third parties have responded to us that they have Year 2000 projects in process, but have not guaranteed their Year 2000 readiness. A few of these third parties have not responded to our information requests. There can be no assurance that the products or systems of third parties upon which we rely will be identified, correctly assessed or remediated on a timely basis or successfully.

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

     Failure to achieve timely and successful Year 2000 compliance could cause delays or difficulties in development efforts or result in a cessation of business. There can be no assurance that we will be able to achieve Year 2000 compliance, either successfully or on a timely basis. Moreover, our products and components may be integrated into larger systems that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in delaying other companies in their operations or development efforts, in other companies' products, or issues arising from the integration of multiple products within an overall system. Our business, financial condition, or results of operations could be materially adversely affected by the failure of our systems, our customers' systems or the systems of third parties upon whom we rely to properly operate or manage dates associated with the impending century change.


     We are at work on the completion of contingency plans to address potential problems with our internal systems and third party interactions, as well as mobilization plans designed to reduce the impact of Year 2000 failures and facilitate business resumption in the event of interruptions caused by Year 2000 failures. These plans include 1999 actions designed to mitigate failures, century rollover assessment procedures, procedures and plans for dealing with a major disruption of internal business systems, procedures and plans for dealing with a business shutdown and identification of alternative vendors of materials and services. Contingency planning is intended to cover all systems and third parties designated as High Risk as well as most systems and many third parties not designated as High Risk. Contingency and mobilization planning will continue through the end of 1999. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. We cannot assure you that a contingency plan or a mobilization plan in effect at the time of a system failure or business interruption will adequately address the immediate or long term effects of a failure or interruption, either at all or in a timely manner, or that such a failure or interruption would not have a material adverse impact on our operations or financial results in spite of careful planning. For example, replacement of certain development tools could require design and customization prior to implementation. With very limited exception, we do not intend to acquire secondary systems prior to January 1, 2000 as part of contingency planning.


     To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts. We have incurred the compensation expense associated with salaried employees who have devoted some of their time to its Year 2000 assessment, the cost of our remediation efforts and the cost of our consultant. We do expect to expend additional resources on remediation efforts out of general corporate funds, but at this time do not expect the total cost of Year 2000 remediation efforts to be material to our business, financial condition and operating results. During the months prior to the century change, we will continue to remediate and/or test our remaining High Risk systems which are still not in an acceptable state of compliance, as well as certain systems provided to us by third parties, to the extent reasonably practicable to determine whether they are Year 2000 compliant. Despite this assessment, we may not identify, assess and/or correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significantly more time and expense than expected, and unremediated problems could affect our business, financial condition and operating results.

     The preceding Year 2000 disclosure is designated a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.


STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, our current beliefs and expectations as to product operations and Year 2000 compliance. Words such as "plan", "believe" and "expect", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.


     Such statements are subject to risks and uncertainties. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, our plans to shift our strategic emphasis to 3G technology and products and to market our FDD system on a chip capabilities and technology content and the ability to generate revenues from assoicated specialized engineering services could be affected by shifts in our strategy, the ability to generate sufficient revenues to support our development activities (which could itself be affected by numerous factors including, without limitation, the ability to secure new and enforce existing license agreements and the ability to enter into new strategic relationships), unanticipated development costs, difficulties or delays in engineering projects, failure to successfully enter into additional strategic relationships, inability to hire or retain adequate personnel, Nokia's exercise of its rights to terminate the development project for convenience, and the failure of the 3G market to materialize in the manner or timeframe anticipated. Year 2000 compliance could be affected by the failure of the Company or third parties to successfully identify, assess or remediate Year 2000 problems on a timely basis or successfully, as well as on the successful development and implementation of our contingency and mobilization plans. In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1998 Form 10-K.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings


     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, InterDigital is a party to a lawsuit involving Ericsson Inc. During the third quarter 1999, Ericsson filed a Motion to file a Fifth Amended Complaint to add claims for breach of contract and fraud. This Motion has not yet been decided by the Court.

     In addition to the litigation described above, the Company is a party to certain legal actions described in Item 2 "Management's Discussion and Analysis" herein, associated with patent enforcement and licensing activities and arising out of the other in the ordinary course of its business. Based on current information, Management believes that the outcomes of these other matters will not have a material impact on our financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following is a list of exhibits filed as part of this Form 10-Q:


          Exhibit 10.25 Separation and Confidentiality Agreement dated September 23, 1999 by and between InterDigital and William A. Doyle.


          Exhibit 27      Financial Data Schedule

   (b) The following is a list of Current Reports on Form 8-K filed during the third quarter of 1999:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERDIGITAL COMMUNICATIONS CORPORATION

Date: November 11,  1999                   /s/ Howard E. Goldberg
                                           --------------------------------
                                           Howard E. Goldberg , Interim
                                           President

Date: November 11, 1999                    /s/ R. J. Fagan
                                           --------------------------------
                                           Richard J. Fagan, Executive Vice
                                           President and Chief Financial
                                           Officer