Form 10-K
period 1999-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2000-03-29
CIK 354913

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -------------------

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                   to

    Commission File Number 1-11152

                     INTERDIGITAL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-1882087
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

              781 Third Avenue, King of Prussia, Pennsylvania 19406
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 610-878-7800

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share          American Stock Exchange
--------------------------------------------------------------------------------

Series B Junior Participating
Preferred Stock Rights                          American Stock Exchange
--------------------------------------------------------------------------------
         (Title of class)            (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

     $2.50 Cumulative Convertible Preferred Stock, Par Value $.10 Per Share
     ----------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         On March 24, 2000 the aggregate market value of the Registrant's Common Stock, $.01 par value, held by non-affiliates of the Registrant was approximately $1,480,638,684.

         On March 24, 2000, there were approximately 53,217,366 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference
None.
================================================================================

PART I

Item 1. BUSINESS

General

         InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) specializes in the design and development of technology content and system solutions for advanced digital wireless communications applications. Over the course of our nearly thirty-year history, we have amassed a substantial and significant library of know-how and patents related to digital wireless technology.

         We market our technologies and solutions capabilities primarily to telecommunications equipment producers and related suppliers for embedding into products targeted for the following applications:

                  -        Mobile phones
                  -        Personal digital assistants
                  -        Mobile computing devices
                  -        Base stations and other infrastructure equipment
                  -        Other terminal-end wireless devices.

         In addition, we license our Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents and technology to third parties. We are continuing to broaden and deepen our extensive body of technical know-how and broad patent portfolio related to wireless technologies.

         The Company is a public corporation, incorporated in Pennsylvania in 1972. Our corporate and administrative offices are located in King of Prussia, Pennsylvania. Our development teams are located in Melville, New York and King of Prussia, Pennsylvania.

Wireless Telecommunications Industry Overview

         The wireless telecommunications industry is undergoing rapid growth worldwide. At the same time, new technologies and products are being developed to substantially enhance the capabilities and performance of wireless services available to consumers. The combination of rapid growth in the sales of wireless devices and accelerating technological change sets the stage for a revolution in wireless services that should fuel growth in the industry for many years.

         The wireless market is in the early stage of a shift from voice-oriented wireless products (primarily handsets which provide basic voice service on the move) to data-oriented devices which provide voice as well as high speed data to support advanced services including imaging and wireless Internet access. Consumers are likely to gain access to these services through a broad range of mobile terminal-end products, including handsets, personal digital assistants, and laptop or notebook computers, among other products. Demand for new wireless technology, which should enable the mobile devices to deliver advanced services, is likely to grow with the market for mobile products and services.

Industry Growth Projections

         The evolving market for advanced wireless products and services is generally referred to as the third generation (3G) market. First generation wireless services were introduced in the 1980s, utilizing analog technology. Second generation (2G) services were introduced in the 1990s, taking advantage of new digital technology which greatly increased the capacity and flexibility of wireless networks. The first and second generations of wireless services delivered voice service with little or no ability to transmit data. The third generation of products will be designed to add data communications capability and, when broadly deployed, should enable global roaming for wireless users.

         The market's 3G emergence is expected to be evolutionary rather than revolutionary. Wireless service providers are likely to install network infrastructure gradually over a period of years. Industry analysts expect the first 3G products and services to be introduced in Japan in 2001, with service in other parts of Asia, Europe and North America following throughout this decade. As the market expands, it is likely to spark a dynamic product development environment, with traditional wireless equipment producers and new market entrants bringing a wide range of terminal-end mobile devices to consumers. The great majority of those products are expected to utilize advanced air interface technology to deliver a combination of voice and high data-rate services.

         At the end of 1999, almost 500 million wireless subscribers utilized the current wireless products and services around the world. Market analysts expect that number to double over the next three years and grow to well over 1 billion subscribers by 2005. On an annual basis, industry analysts project that handset sales are expected to grow from more than 200 million in 1999 to nearly 600 million in 2003.

         Market penetration for wireless products should grow as well during the next several years. The highest penetration of wireless users today is in the Scandinavian countries and Hong Kong, where between 60 and 70 percent of the population owns and uses a mobile phone. In most developed nations, wireless penetration totals at least 20 percent of the population. In the United States, it reached approximately 25 percent at the end of 1999. Penetration is much lower in developing countries. Most industry observers forecast substantial growth in wireless's penetration of the population in both the developed and developing countries throughout this decade.

         Even with the growth in penetration for wireless devices worldwide, wireless telecommunications at the end of 1999 accounted for only about 3 percent of total telecommunication minutes of use. By 2003, analysts forecast that wireless minutes of use, as a percentage of total telecommunications, will grow to just under 12 percent.

         Industry observers expect that the use of advanced wireless technology in mobile computing products will grow rapidly during this period as well. Analysts forecast that, through 2003, unit shipments of notebook computers, ultra- portables, and palm-sized computers will grow by almost 22 percent per year worldwide. Experts predict that high-data rate wireless technology will be embedded in these products over the next several years, providing an additional market for advanced wireless technology.

         Taken together, these forecasts portray a market that should undergo significant growth over the next five years and which should have substantial room for additional growth thereafter.

The Technology Landscape

         Two principal digital wireless technologies are in use today to enable wireless applications: TDMA and CDMA. Standards employing these technologies have been adopted around the world. The Global System for Mobile Communications
(GSM) and IS 54/136, which utilize TDMA technology, serve the large majority of wireless subscribers worldwide. GSM is the far more dominant technology, being widely deployed in Europe, Asia, Africa, the Middle East and other regions (including the United States) . IS 54/136 has been deployed in North America, and Central and South America. IS-95, which employs narrowband CDMA technology, was commercialized in the 1990s and serves a smaller percentage of users today, primarily in the United States, Korea and several other countries.

         We have been developing TDMA and CDMA technologies for many years for fixed and mobile applications. With regard to TDMA, we were a leader in establishing IS-54 as a wireless standard in the United States in the 1980s and have established a substantial portfolio of patented TDMA inventions. Our core TDMA inventions include (among others):

                  - The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems.
                  - Methods of synchronizing the operation of TD/FDMA systems.
                  - A unique approach of managing system capacity and maintaining agility through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions.
                  - The design of a multi-component base station where the intelligence is distributed allowing for more robust performance.
                  -        Initializing procedures that enable roaming.

         A number of our core TDMA inventions are central to 2G wireless systems in use today, being used in a broad range of wireless networks and terminal-end mobile devices produced by other companies worldwide. TDMA technology that we developed was also utilized as the air interface solution for the wireless local loop (WLL) products we developed and produced during the past 15 years.

         On the CDMA front, we acquired in 1992 a technology development company that had been involved in fundamental research in CDMA technology, with an emphasis on wideband or broadband application, since the mid- 1980s. We expanded that development program, anticipating the demand for wide bandwidth technology that would enable high data-rate wireless services. As part of that development work, we designed and produced a state-of-the-art system-on-a-chip Application Specific Integrated Circuit (ASIC) which contained our proprietary Broadband Code Division Multiple Access(TM) (B-CDMA(TM)) technology which was initially deployed in WLL products. Many of the essential elements of the B-CDMA solution are applicable to advanced high data rate products that are being developed for the 3G market.

         As with our TDMA inventions, we have patented our CDMA inventions and today hold a significant portfolio of patents for CDMA technology worldwide. Our key CDMA inventions include (among others):

                  - The use of a common pilot channel to synchronize subchannels in a multiple access environment.
                  - Various techniques for bandwidth allocation, including multi-channel and multi-code mechanisms.
                  - Highly efficient schemes for controlling the transmission power output of terminal and base station devices vital in a CDMA system.
                  - Communication system overlay techniques, which allow new wireless systems to be deployed with existing wireless technologies without frequency reallocation.
                  - Joint detection and interference cancellation for reducing multiple access interference in a physical receiver.
                  - Enhancements to soft handover techniques between designated cells.
                  -        Various subchannel access and coding techniques.

         We believe that certain of our inventions are essential to the implementation of the 2G IS-95 systems (See "- Business Activities. Patent and Technology Licensing".) Also, in 1999, a study group of the International Telecommunications Union (ITU), an agency for the United Nations responsible for establishing telecommunications standards, approved a new standard for 3G wireless networks designed to enable global roaming for mobile users and compatibility with the dominant existing wireless standards. The IMT-2000 standard, also referred to as the 3G wireless standard, defines five sets of alternative specifications for the digital mobile radios which can be selected or aggregated by equipment manufacturers to produce standards-compliant third generation wireless products for their customers. The five specifications under the standard include three forms of CDMA technology: TDD and FDD - forms of wideband CDMA, and FDD Multi-carrier CDMA (referred to as cdma-2000). The standard also includes two forms of TDMA technology: Digital Enhanced Cordless Telephone (DECT), and UWC-136, an evolved form of the U.S. TIA/EIA-136 digital cellular standard. Products built to one or more of these specifications are being designed to deliver a varying range of high bandwidth wireless services, including high speed Internet access, multimedia communications, video conferencing, and other forms of data transmission. We made numerous contributions to the 3G standards bodies as the standard was being formulated and expect to continue to do so as the standard is refined. Many of our contributions are included as part of the standard adopted by the ITU study group.

         We believe that our patent portfolio is applicable to all of the air interface protocols described in the standard, and we have indicated to the standard setting bodies that we hold patents and patent applications that are either essential or commercially important for 3G products built to present standards specifications.

         Our current technology development programs are focused on creating solutions (including ASICs) for the wideband CDMA protocols of the 3G standard. We have focused on this market segment, in part, based on industry analysts' expectations that wideband CDMA technology (as opposed to the other 3G protocols) will serve the largest number of wireless subscribers as the 3G market grows. For many GSM service providers, wideband CDMA is likely to be the preferred 3G air interface protocol because its adoption offers them the least expensive and fastest route to 3G services. Given the dominant global market position today of the GSM service providers, analysts expect that they will maintain a dominant market position in the next generation market. Technology providers serving this market could benefit from a leading market position for wideband CDMA. We believe that our heritage of know-how and patented wireless inventions based upon both TDMA and CDMA air interface protocols presents us with attractive opportunities to provide technology in the 3G market.

Strategy

         Our strategic objective is to create long-term growth as one of the leading developers of advanced air interface and full system-on-a-chip technology for the wireless communications industry. To achieve this objective, we are actively participating in worldwide 3G markets, with the following focus:

-        Emphasizing Core Technology Development and System Design Capability.
         We possess longstanding core competencies in digital air interface design and the development of full system solutions for wireless products. By building on these strengths, we can give our customers the full advantage of the depth of our engineering know-how and long heritage of wireless inventions that enhance the effectiveness of end products.

- Building a Base of Strategic Relationships. To secure our position in the 3G market and define our growth opportunities, we intend to establish a network of customer/partner relationships to complement our strengths and enhance our ability to create value in a broader market. We seek partners that bring complementary technologies, production capability and market access. A key ingredient in the strategic plan is to work in partnership with a semiconductor producer to bring a number of standards-compliant 3G ASICs to market.

- Leveraging Technology and Intellectual Property Rights into 3G Standards and Products. We have been a leader in developing and promoting key industry standards starting with 2G in the 1980s as well as the recently proposed 3G standard. We believe this strategy enables us to promote the adoption of our technology into new standards-based products, providing our customers time to market and other advantages.

- Licensing Intellectual Property Worldwide. Our substantial portfolio of patented TDMA and CDMA inventions is a unique asset. Access to these inventions, and the technological know-how they represent, through licensing agreements has proven valuable to producers of wireless devices who provide advanced services around the world. By continuing to build our licensing program, we believe that we can capture substantial value in the future.

- Providing Specialized Engineering Services. We intend to selectively enter into agreements to develop technology for leading companies and offer integration technology and implementation assistance. Our goals are to stay in close touch with market demands, take advantage of technology re-use opportunities, build our base of core technology and add to our portfolio of patented inventions.

Business Activities

Core Technology and Product Development

         Through 1999, the Company was engaged in the development, marketing, sales and servicing of WLL equipment utilizing our technology. We redirected our business plan in 1999. Driven by the emergence of the 3G market, intensified product and price competition in the WLL market, and a significant decline in demand worldwide for WLL systems, we sought to enter into arrangements with key equipment providers involving 3G technology and products. The proposed 3G technologies incorporated wideband CDMA protocols as well as other CDMA and TDMA technologies. A significant part of our business activity involves the development of core technology building blocks for the two aspects of the wideband CDMA protocol: Time Division Duplex (TDD) and Frequency Division Duplex
(FDD) technologies. Executing on our business plan, we entered into a strategic engineering relationship with Nokia in 1999 involving the development of high data-rate 3G technology. In 1999, we also initiated a self-funded research and development effort to develop building blocks for other components of the wideband CDMA protocols included in the 3G Standard.

         The TDD format operates by using a single frequency band to transmit signals alternately in the forward and reverse direction. In the TDD scheme, the relative capacity of the forward and reverse links can be altered in favor of one direction (usually the forward). This is accomplished by giving a greater time allocation to forward transmission intervals than reverse by allocating more time slots. This asymmetry is useful for communication processes characterized by unbalanced information flow. One important example of this technique is Internet access in which users typically enter short messages and receive large information payloads. Importantly, due to the fact that only one carrier is used, frequency re-use is enhanced and planning is simplified.

         FDD supports two-way radio communication using paired radio frequencies. In the FDD format, one frequency supports transmission from a base station to a mobile terminal (the forward link) while the other frequency supports transmission in the reverse direction. Because of the paired frequencies, simultaneous communication in both directions is possible. This technique is ideal for high volume mobile voice traffic and is the traditional cellular and PCS radio spectrum allocation format. It is designed to be extremely flexible, providing high-quality voice transmission, along with high speed wireless Internet access and multimedia imaging.

         Based on these core technology building blocks, we intend to develop 3G products for sale to telecommunications equipment manufacturers. Those products could include ASICs, software and combined RF/Baseband boards, among others. Our business plan is to develop such products either alone or through partnering relationships with appropriate companies. We expect to also seek to license the technology to third parties on a royalty-bearing basis. (See "- Patent and Technology Licensing".)

         We are currently targeting a TDD ASIC, as well as dual and tri-mode ASICs incorporating TDD functionality. The initial ASICs would be targeted for mobile handsets; however, we may also extend our TDD ASIC offering to the infrastructure market segment.

         We are also currently developing our next generation FDD system-on-a-chip. Our engineering team is developing the technology for a system-on-a-chip solution, including the complex software and specifications for the manufacture of ASICs which can be embedded into a range of wireless products. The initial target product for the FDD

ASIC will be mobile handsets. The FDD development effort was initiated in 1999 following the completion of our second generation FDD system-on-a-chip (which we called our B-CDMA ASIC), developed in conjunction with Texas Instruments, Inc. The B-CDMA ASIC was designed for fixed wireless access products but employs FDD, TDD and wideband-CDMA technology components. The B-CDMA ASIC has been fabricated and successfully tested. This experience provides us with an important first step toward developing a commercial FDD system-on-a-chip solution since the B-CDMA ASIC already contains a significant percentage of the technology building blocks that will be used to design our new FDD ASIC.

         In the first half of 1999, we made a major shift in our business strategy by dedicating our resources into the emerging 3G market. As part of that undertaking, we decided to discontinue the further development and manufacture of WLL products. The decision to move away from the manufacture of WLL products was also driven by intensified product and price competition and a shift in world markets away from WLL systems, among other things. Since that time, we have been winding down all remaining commercial aspects of that business.

         InterDigital recorded expenses of $20.5 million, $17.2 million, and $24.2 million during 1999, 1998 and 1997, respectively, related to all of its research and of development efforts for TDMA, B-CDMA and 3G based product and technology development. Revenues recognized in 1999, 1998 and 1997 associated with development efforts were $13.9 million, $8.0 million and $4.4 million, respectively.

         At December 31, 1999, InterDigital's backlog of orders for UltraPhone(R) telephone equipment and services was approximately $5.1 million. All of this backlog is expected to be shipped in 2000. Backlog as of December 31, 1998 was approximately $1.0 million.

         The following table sets forth, for the periods indicated, the revenues from each revenue category as a percentage of total revenues and gross margins from product sales:

                                                        1999     1998     1997
                                                        ----     ----     ----

                  Revenues:
                     Product Revenues                    6.4%     6.8%    88.0%
                     Licensing and Strategic Partner    93.6     93.2     12.0
                                                       -----    -----    -----
                  Total Revenues                       100.0%   100.0%   100.0%
                                                       =====    =====    =====

         Revenues by customer geography are as follows (in thousands):

                                            Year Ended December 31,

                                     1999             1998            1997
                                     ----             ----            ----

                  U.S.              $ 1,660          $ 1,873         $ 2,853

                  Non-U.S.           69,007           97,348         $46,983
                                    -------          -------         -------

                                    $70,667          $99,221         $49,836
                                    =======          =======         =======

         In 1999, 60% of InterDigital's revenue was from our customer in Finland. An additional 26% of revenue was from Japan. In 1998, more than 84% of total revenue was derived from our customers in Japan. In 1997, 66% of revenues were from Indonesia. Additionally, 6% of revenues were from our Philippine customer and another 6% of 1997 revenues were derived from our strategic partner in Korea.

Strategic Engineering Services.

         Based on the core competencies of our engineering team resulting from research and development work in TDMA and wideband CDMA technical areas dating back to the 1980s, we believe that we are positioned to deliver valuable engineering services to companies seeking to develop 3G compliant technologies and product embodiments. We anticipate that our engineering services could take on a number of forms.

         Because the 3G market is in its early stage, we believe that we can help companies develop core technology for their 3G products. In the first of such arrangements, we entered into a strategic technology development agreement in February 1999 with Nokia covering the development of new technology for 3G wireless communications products designed for high data rate applications, such as Internet access. The agreement provides that we are to deliver technology building blocks for Nokia to use in 3G wireless products. It also provides that Nokia will fund the project, maintain an active role in the development plan and, when the development is complete, be able to use the technology in 3G products. We will own the developed technology and will have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. Nokia has the right to terminate the agreement both for convenience (with certain financial ramifications) and for cause.

         We anticipate offering a second form of strategic engineering services in which we would assist equipment suppliers in developing specific products based on our existing TDD or FDD technology. As part of this service, we would build upon the existing core technology and provide our customers with technology integration and applications engineering for their 3G products. We may also develop reference designs which the customer could use to customize their product. We anticipate that while such services may be attractive to a wide number of companies, our target market for such services will typically be the second and third tier producers.

         The competitive landscape in this market is changing. Traditionally, most telecommunications companies develop product and application designs in-house. While in-house engineering and development staffs, particularly at well-resourced companies, represent a competitive threat to our strategic engineering services market strategy, the shortage of qualified engineers, the need for background technology, and the fast pace of market development, has created an opportunity for companies like InterDigital that can provide ready access to both engineering talent and relevant know-how. Other companies are competing in this space, seeking to provide comparable engineering services. While these companies may have qualified engineers and relevant know-how, we believe we have a competitive advantage over such companies because of our deep history in TDMA and CDMA technologies (which form the foundation of 3G technologies), and our system and semiconductor design experience. Nonetheless, we cannot predict what level of market share, if any, that we will capture of the strategic engineering services market.

Patent and Technology Licensing

         Since our inception, we have employed an aggressive program of acquiring and protecting of intellectual property. Our wholly-owned subsidiary, InterDigital Technology Corporation (ITC), currently holds approximately 137 United States patents and approximately 345 foreign patents relating specifically to digital wireless radiotelephony technology (TDMA and/or CDMA) which expire at various times beginning in 2004 and ending in 2015. ITC also has approximately 25 other patents, both in the United States and in non-U.S. countries. ITC has also filed approximately 76 United States and approximately 213 foreign patent applications relating primarily and variously to the CDMA and TDMA technologies. During 1999, ITC received 37 new patents, 22 in the United States (the majority of which were for CDMA inventions) and applied for more than 50 new patents worldwide. ITC's patents have effective terms of up to 20 years from the date of their first filing.

         In 1992, we undertook a comprehensive patent licensing program, the ultimate objective of which is the realization of licensing revenues from third party use of inventions underlying ITC's patent portfolio. ITC believes that, in many instances, licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with TDMA-based standards currently in use worldwide. Those standards include, but are not limited to the, U.S Digital Cellular (IS-54/136) the Global System for Mobile Communication, the Pan- Asian Digital Cellular Standard, Digital Enhanced Cordless Telephone and Personal Handyphone System. Currently, numerous manufacturers supply digital cellular equipment conforming to such standards.

         ITC offers non-exclusive, royalty bearing patent licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes our extensive portfolio of intellectual property. At December 31, 1999, ITC had granted 21 non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents.

         We also anticipate that we will be able to generate significant revenue from the licensing of patents for 3G applications. Based on the standards as adopted, we believe that we have a number of patents that are essential to the implementation of all of the technology modes incorporated in the existing 3G standards. We also expect that many of our patents or to be issued patents will be commercially important in the actual product implementation.

         We have recently initiated active discussions on a worldwide basis regarding the licensing of our CDMA patents. Our current license agreements with Nokia, Siemens and Qualcomm do include rights under certain of our patents to manufacture and sell products compliant with 3G standards, with some limitations. The Nokia Agreement is paid-up, generally, through the period during which Nokia and InterDigital are engaged in the 3G development project. (See "- Strategic Engineering Services"). After such period, a structure is provided for determining future royalty payments. All of our current essential patents for 3G standards are included under the Nokia Agreement. The Siemens and Qualcomm agreements are fully paid-up with regard to the rights granted, which includes certain rights as to 3G products. The Siemens agreement does not include any rights under patents issuing from patent applications filed after December 15, 1999. The Qualcomm license agreement excludes, among other things, any rights under our patents as regards TDMA standards, any rights under our patent applications filed after March 7, 1995, as well as patents relating to cellular overlay and interference cancellation. Based on these limitations, neither the Siemens nor the Qualcomm agreement provides rights under all the ITC patents which we believed to be essential to 3G, or all of the inventions which we believe will be essential and which are contained in pending patent applications. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sublicenses under certain of our patents to Qualcomm's customers.

         In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. If any third party successfully asserts that certain of our patent claims are not valid or do not cover their products, or if the 3G standards were to change in a material manner, or if products are implemented in a way such that patents that we believe to be commercially important are not infringed, InterDigital's licensing potential and revenues could be adversely affected. The cost of enforcing and protecting the patent portfolio can be significant.

         In that regard, we are currently in litigation with Ericsson, Inc., which is seeking the court's declaration that Ericsson's products do not infringe ITC's United States TDMA patents, that certain of ITC's United States TDMA patents are invalid and that certain of ITC's United States TDMA patents are unenforceable. Ericsson has also asserted claims of tortious interference with contractual and business relations, defamation and commercial disparagement, violation of ss. 43(A) of the Lanham Act, breach of contract directly or as a third-party beneficiary, and fraud and negligent misrepresentation for which Ericsson seeks an unspecified amount of actual damages, costs and attorneys' fees. We are vigorously contesting each of Ericsson's allegations. In addition, ITC has counterclaimed against Ericsson alleging that Ericsson is willfully infringing certain United States TDMA patents owned by ITC. ITC seeks a permanent injunction against Ericsson's infringement of these patents, and an unspecified amount of actual and exemplary damages, costs and attorneys' fees. (See Item 3. "Legal Proceedings. Ericsson".)

         In addition to patent licensing, we have also been actively engaged since 1994 in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. Our initial technology transfer program involved our proprietary B-CDMA technology, a wideband CDMA technology initially adapted for WLL applications but with mobile capability. In 1994, we entered into technology licensing arrangement with Siemens AG under which Siemens was provided access and use, on a royalty-bearing basis, to our developed and to-be-developed B-CDMA technology. In January 1996, we added Samsung as a licensee both to our B-CDMA technology and our UltraPhone product know-how. Alcatel Espana signed a license with us in 1998 for B-CDMA technology. In 1999, both Siemens and Alcatel made corporate decisions not to invest further in the development of proprietary B- CDMA technology for fixed wireless applications and to focus their energies on the 3G market. In 1999, we signed a technology transfer and licensing agreement with Nokia for TDD technology. (See "- Business Activities. Strategic Engineering Services.")

         Since 1992, we have generated approximately $282 million in patent royalty and technology licensing revenue.

         The following table summarizes the technology areas in which we granted licenses under our patents and technology:

IS-54/136                           GSM                                         PHS
American Telephone & Telegraph      American Telephone & Telegraph              American Telephone & Telegraph
Hitachi, Ltd.                       Hitachi, Ltd.                               Denso Corporation
Hughes Network Systems              Japan Radio Company                         Hitachi, Ltd.
Kyocera Corporation                 Kyocera Corporation                         Iwatsu America, Inc.
Matsushita Electrical Co, Ltd.      Matsushita Electrical Company, Ltd.         Japan Radio Company
Mitsubishi Electric Corp.           Mitsubishi Electric Corporation             Kokusai Electric Co., Ltd.
NEC Corporation                     NEC Corporation                             Kyocera Corporation
Nokia Corporation                   Nokia Corporation                           Matsushita Electrical Company, Ltd.
Oki Electric Industry, Ltd.         Oki Electric Industry, Ltd.                 Mitsubishi Electric Corporation
Pacific Comm. Sciences, Inc.        Pacific Communication Sciences, Inc.        NEC Corporation
Robert Bosch GMBH                   Robert Bosch GMBH                           Nokia Corporation
Samsung Electronics Co, Ltd.        Samsung Electronics Company, Ltd.           Oki Electric Industry, Ltd.
Sanyo Electric Corp.                Sanyo Electric Corporation                  Robert Bosch GMBH
Siemens AG                          Shintom Company                             Samsung Electronics Company, Ltd.
Toshiba Corporation                 Siemens AG                                  Sanyo Electric Corporation
                                    Toshiba Corporation                         Sharp Corporation
PDC                                                                             Shintom Corporation
American Telephone & Telegraph      TDD Technology                              Siemens AG
Denso Corporation                   Nokia Corporation                           Toshiba Corporation
Hitachi, Ltd
Japan Radio Company                 B-CDMA Technology                           IS-95
Kokusai Electric Company, Ltd.      Alcatel Espana                              American Telephone & Telegraph
Kyocera Corporation                 Samsung Electronics Co., Ltd.               Nokia Corporation
Matsushita Electrical Co., Ltd.     Siemens AG                                  Oki Electric Industry, Ltd.
Mitsubishi Electric Corp                                                        Qualcomm, Inc.
NEC Corporation                     DECT                                        Siemens AG
Nokia Corporation                   Kyocera Corporation
Oki Electric Industry, Ltd.         Matsushita Electrical Co., Ltd.             TETRA
Pacific Comm. Sciences, Inc         Nokia Corporation                           Japan Radio Company
Robert Bosch GMBH                   Siemens AG                                  Matsushita Electrical Company, Ltd.
Samsung Electronics Co., Ltd.       Sanyo Electric Co., Ltd                     Nokia Corporation
Sanyo Electronics Co., Ltd.         Toshiba Corporation                         Siemens AG
Sharp Corporation
Siemens AG                                                                      UltraPhone Product Know-How
Toshiba Corporation                                                             Samsung Electronics Co., Ltd.

Technical Standards Activity

         The ITU has established a standard for 3G products known as IMT-2000. We have participated actively in the 3G standards development process, contributing a significant number of proposed concepts and methodologies to the standards bodies in Europe and the United States. A number of our contributions have been adopted and are now part of the standard which will be implemented worldwide. Mr. Brian Kiernan, one of our Senior Vice Presidents, is the Chair of a task force under the Institute of Electrical and Electronic Engineers that develops standards for wireless access systems. In addition, we are members of various standards bodies including the ITU, 3G Partnership Project (3GPP), Telecommunications Industries Association (TIA), Electronics Industries Association (EIA), European Telecommunications Standards Institute (ETSI), American National Standards Institute (ANSI), and Association of Radio Industries and Businesses (ARIB).

Employees; Research & Development Resources and Expenses

         As of March 1, 2000, InterDigital had approximately 191 full-time employees. In addition, we use the services of consultants and part-time employees. None of InterDigital's employees are represented by a collective bargaining unit. A breakdown of InterDigital's full-time employees by functional area is as follows:

                                                             NUMBER OF
                    FUNCTIONAL AREA                          EMPLOYEES
                    ---------------                          ---------
                    Sales and Marketing                           5
                    Customer Support                             10
                    Manufacturing                                10
                    Research and Development                    126
                    Patent Licensing                             11
                    Corporate and Administration                 29
                                                                ---
                    Total                                       191
                                                                ===

         As of March 1, 2000, InterDigital employed approximately 126 people whose primary responsibilities are 3G technology development, and additionally utilizes the efforts of outside engineering resources as well as engineering contributions from Nokia. Further development of InterDigital's technologies is expected to require additional technical and administrative support, as well as additional marketing resources and higher levels of sustained efforts for the next several years. We have undertaken an aggressive effort to increase and retain our engineering resources. The recruitment of personnel with technical expertise in wireless communications technology development is highly selective and competitive. In addition to recruiting high quality engineers, we intend to attempt to satisfy our increasing need for engineering resources through, among other things, consulting services and further strategic relationships.

Executive Officers

         The Executive Officers of InterDigital are:

NAME                 AGE   POSITION
----                 ---   --------
Howard E. Goldberg    54   Interim President and President of ITC
Richard J. Fagan      43   Executive Vice President and Chief Financial Officer
Joseph H. Gifford     54   Executive Vice President - Business Development
Mark Lemmo            42   Executive Vice President - Engineering & Product Operations
William J. Merritt    41   Executive Vice President, General Counsel and Secretary

Charles "Rip" Tilden  46   Executive Vice President - Communications, Investor Relations and Strategic
                           Planning

         Howard E. Goldberg was promoted to Interim President in September, 1999 from his prior position as Executive Vice President-Strategic Alliances, which he has held since October, 1998. Mr. Goldberg also serves as President of ITC. Prior to becoming Executive Vice President, he also held the positions of General Counsel and Secretary from May 1995 to October 1998. Mr. Goldberg served as Vice President, General Counsel and Secretary from December 1994 to May 1995. He served as an attorney in various consulting and full time employment capacities prior to that from April 1993, including the position of Vice President - Legal Affairs and Associate General Counsel, and served in various financial and general business capacities prior thereto.

         Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September, 1999. Prior to that, he served as Controller and Treasurer of Quaker Chemical, a Pennsylvania chemical corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

         Joseph H. Gifford was appointed to Executive Vice President, Business Development in April 1997. Prior to joining InterDigital Communications Corporation, Mr. Gifford held executive positions at Motorola, Inc. from August 1993 to April 1997, where he was responsible for business development and marketing in the Wireless Access Systems Division.

         Mark Lemmo was promoted to Executive Vice President, Engineering & Product Operations in October 1996. Previously, Mr. Lemmo had been Vice President-Sales and Marketing since June 1994 and Vice President of Engineering from August 1991 to June 1994.

         William J. Merritt was promoted to Executive Vice President in September 1999 and continues in the capacity of General Counsel and Secretary. Prior to that, he held the position of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President - Legal and Assistant Secretary since January 1996. Prior to joining InterDigital, from 1987 to 1996, Mr. Merritt held a variety of positions in the Legal Department for Long Island Lighting Company, a New York electric and gas utility company, the last of which was Assistant General Counsel responsible for all company litigation and corporate matters. Mr. Merritt was also General Counsel to that company's power plant operation subsidiary, Dynamic Energy Services Corporation, since 1995.

         Charles "Rip" Tilden was named Executive Vice President-Communications, Investor Relations and Strategic Planning of InterDigital in March 1998. Prior to that, he held the positions of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, PA, an office products and paper distribution company, since December 1994. Before moving to Alco Standard, Mr. Tilden was Vice President, Communications for GenCorp in Akron, OH, an aerospace defense, automotive and polymer products company from 1988 to 1994.

         InterDigital's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements which provide severance pay benefits, among other things, in certain events of terminations of employment. These agreements generally provide for the payment of severance up to a maximum of one year's salary and up to a maximum of one year's continuation of medical and dental benefits. In addition, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition, including by merger or consolidations, or by the issuance by InterDigital of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

         Item 1, "Business" and Item 7, "Management's Discussion and Analysis" contained within this Annual Report on Form 10-K contain forward-looking statements reflecting, among other things, (i) our strategic objectives; (ii) analysts', industry observers' and experts' beliefs and forecasts as to the market for wireless products and services, 3G market growth, and the timing of market development; and (iii) our current beliefs and expectations as to 3G product and technological capability, the successful development and the applications for our technology and potential products, 3G markets, demand for 3G products, timing of 3G market development, applicability of standards, preferences of service providers, our ability to enter into new business relationships, enter into new licenses, bring 3G products to market, and deliver engineering services, our ability to derive revenues from our patents, our competition and competitive advantages, and the effectiveness of our Year 2000 compliance. Words such as "should", "likely to", "expect", "forecast", "believe", "strategy", "intend", "plan", "targeting", "anticipate", "project", and "may seek", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

         Such statements are subject to risks and uncertainties. We caution readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. You should not place undue reliance on these forward-looking statements, which apply on or as of the date of this report. Certain of these risks and uncertainties are described in greater detail below. It should be noted that risks described as affecting one forward looking statement may affect other forward looking statements. In addition, other factors may exist that are not detailed below or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Strategy Is Forward-Looking in Nature

         Our strategy is forward-looking in nature and, as such, is inherently subject to risks and uncertainties. Many factors, including the other Risk Factors detailed below, could affect our potential revenues and profitability and our ability to achieve our objective to become a premier provider of innovative technology for advanced wireless communications products. For example, our plans to place our strategic emphasis on 3G technology and products, to devote substantial resources to the development of TDD and FDD technology, to market our FDD and TDD components (including system-on-a-chip), our capabilities and technology content, and generate sufficient revenues from associated engineering services could be affected by shifts in our strategy, the ability to generate sufficient revenues to support our development activities (which could itself be affected by numerous factors including, without limitation, the ability to secure new and enforce existing license agreements and the ability to enter into new strategic relationships), unanticipated development costs, difficulties or delays in engineering projects, failure to successfully enter into additional strategic relationships, our ability to successfully and timely complete engineering projects, our ability and the ability of our partners to successfully market and sell 3G products, our ability to hire or retain adequate personnel, Nokia's exercise of its rights to terminate the development project for convenience, and the failure of the 3G market to materialize in the manner or time frame anticipated.

Analyst and Market Predictions are Forward-Looking in Nature

         Our market predictions, as well as, analyst, industry observer and expert predictions described in "-Wireless Telecommunications Industry Overview" above, are forward looking in nature and, as such, are inherently subject to risks and uncertainties. Many factors could affect these predictions including, but not limited to, the validity of their and our assumptions, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, continued growth in telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements. Also, the 3G market may not develop at the rate or the pace that we or they predict.

Our Future Operating Results are Uncertain and Likely to Fluctuate

         Although we have experienced an increase in both revenues and profitability over the last two years, we have experienced and may continue to experience quarterly variability in operating results. It is particularly difficult to predict the timing or amount of our strategic partner or license revenues because (i) we may not be able to enter into additional strategic partnerships or license agreements, either at all or on acceptable terms; (ii) the negotiating cycles for partnership and licensing agreements are lengthy and variable, typically ranging between 6 months and 2 years prior to signing; (iii) the markets for our technologies are subject to rapid technological changes;
(iv) our markets are subject to increased competition from other products and technologies and announcements of new products and technologies by our competitors; (v) we may experience delays or difficulties in our technology development efforts; and (vi) the strength of our patent portfolio could be weakened through patents being declared invalid, design-arounds, changes to the standards, and adverse court decisions; and (vii) we may be unable to adequately protect our proprietary rights. Nevertheless, we base our decisions regarding our operating expenses on a combination of current cash balances and anticipated revenue trends. Because the base level of many of our expenses are relatively fixed, a delay in recognizing revenue from a limited number of licenses transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues, our operating results will suffer. In addition, increased expenses which could result from factors such as increased hiring and retention costs or actions designed to keep pace with technology and product market targets could adversely impact near-term profitability targets.

We Rely Heavily on our Relationships with Third Parties

         We rely heavily on our relationship with Nokia as part of our 3G strategy. Our development agreement with Nokia is terminable. In the event Nokia were to terminate our development agreement, we may, depending upon the circumstances, be compelled to terminate the development project. Following any such termination, our position as a 3G technology developer could be weakened which, in turn, could adversely affect our ability to enter into new relationships for technology development.

         The successful achievement of our objectives is also partially dependent on our ability to enter into new strategic partnerships, including a relationship with a semi-conductor manufacturer. Our failure to enter into such additional relationships, either on acceptable terms or at all, could impair our ability to introduce our technology and resulting products. In addition, delays in entering into such relationships could cause us to miss critical market windows. (See "-Our Markets are Subject to Rapid Technological Change".) This, in turn, may adversely affect our future revenue streams.

         Further, our royalty revenue depends in part on the performance of our licensees to sell products. Their ability to deliver such products is outside of our control.

We Have Substantial Global Competition

         Competition in the wireless telecommunications industry is intense. We cannot assure you that we will be able to successfully compete, or that our competitors will not develop new technologies and products that are more commercially effective than our own. We face competition from companies providing services comparable to ours. We also face competition from the in-house development teams at telecommunication equipment suppliers. Many of our competitors are substantially larger than we are, and have financial, technical, marketing, sales, and distribution resources greater than ours. In addition, our customers may face competition from other telecommunication equipment providers. It is also possible that new competitors may enter the market.

         Further, our ability to derive revenues from the licensing of technology will depend in part on the successful and timely development of our technologies and in part on our ability to gain additional customers. Our competitive position can be compromised by the introduction of superior technology or our delay in (or a competitor's more timely introduction of) relevant technology. (See "- Our Markets are Subject to Rapid Technological Change".)

         In order to generate revenues and profits from sales of ASIC products, we must continue to make substantial investments and technological innovations, which are subject to a number of risks and uncertainties. Other digital wireless technologies, particularly cdma2000 and enhanced data rates for global evolution
(EDGE), are expected to be competitive with our own form of wideband CDMA and we cannot assure you that our technology will be selected by wireless service providers for their networks. (See "- We Need to Effect Further Technology & Product Development".) In addition, our semiconductor partner must be able to provide competitively priced products, and possess adequate manufacturing and distribution networks.

We Need to Effect Further Technology & Product Development

         We may experience technical, financial or other difficulties or delays related to the further development of our technology. Delays can be costly, and there can be no assurance that our development effort will ultimately be successful. Further, if such engineering efforts are not successful or delays are serious, our existing and potential strategic relationships could suffer or these strategic partners could be hampered in their marketing efforts of products containing our technologies. This means that we could experience reduced royalty revenues or lower royalty revenues on such organizations' products containing our technology, or that we could miss a critical market window. (See "- Our Markets are Subject to Rapid Technological Change".) Further, if we do not meet the material obligations under our contracts with our partners, the partner could terminate the relationship and/or hold us liable for breach. (See "-We Rely Heavily on our Relationships with Third Parties".) Moreover, our technologies are in the development stage, and have not been fully tested in commercial use. It is possible that they may not perform as expected.

Our Markets are Subject to Rapid Technological Change

         The entire communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving domestic and international industry standards. Existing technology and products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. As a result, marketability and the potential life cycles of the products and technologies that we are developing can not be assured and are difficult to estimate. In addition, new industry standards, falling prices or technology changes may render the products and/or technologies obsolete or non-competitive. To be successful, we must continue to develop new products and technologies that successfully respond to such changes. We may not be able to form strategic relationships, either at all or on acceptable terms, to enable us to develop such new products and technologies. (See "-We Rely Heavily on our Relationships with Third Parties".) Even if we do, we may not be able to introduce such products or technologies successfully in a timely manner. Missing a critical market window could reduce or eliminate our ability to capitalize on the technology and products as to which the window applies.

         These efforts will require continued significant investment in research and development. We cannot be sure that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to achieve these goals, or that the costs of the acquired efforts will be acceptable. (See "-We Need to Effect Further Technology & Product Development".) Our business, financial condition and operating results could be materially adversely affected if we are unable to respond to the need for technological change or if these products or technologies do not achieve market acceptance when released. (See "-Our Future Operating Results are Uncertain and Likely to Fluctuate".)

The Applicability of Our Patents to Industry Standards is Subject to Change

         The ITU has developed a standard for 3G products known as IMT-2000. A number of our contributions have been adopted and are now part of the standard. However, we expect that the standard will be refined as equipment designs for 3G systems are finalized. Material changes to the 3G standard could adversely affect the applicability of our patents to the standard. If the wireless industry adopts 3G standards which are incompatible with our technology or determines not to rely on our intellectual property, this could have a material adverse effect on our business, results of operations, liquidity and financial position.

         In addition, we believe that, in many instances, licenses for certain of ITC's TDMA patents are required in order for third parties to manufacture and sell digital cellular products in compliance with the IS-54-B/IS-136 Standard, the Global System for Mobile Communication, the Pan Asian Digital Cellular Standard, Digital Enhanced Cordless Telephone and Personal Handyphone System. While we intend to vigorously enforce and protect our intellectual property position against any infringement, we cannot assure you that the validity of our relevant patents will be maintained, or that any of our patents will be determined to be applicable to any standard. Such a finding would impair our licensing opportunities as to those patents, which would, in turn, adversely affect our receipt of future revenues. (See "-We Rely on and May Be Unable to Adequately Protect Our Proprietary Rights".)

We Rely On and May Be Unable to Adequately Protect Our Intellectual Property Rights

         Our business opportunities substantially depend upon the development of know-how and patent inventions. To protect these rights, we rely primarily on a combination of patent laws, confidentiality agreements with employees and third parties, and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our technology and information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts into which we have entered. We may not have adequate remedies in the event of such breach. Further, we cannot assure you that the pending patent applications will be granted, or that our existing or new patents will provide adequate protection or coverage. (See "-The Applicability of Our Patents to Industry Standards is Subject to Change".)

         In addition, the cost of defending our intellectual property has been and may continue to be significant. Moreover, third parties could circumvent ITC's patents through design changes. Any of these events could adversely affect our prospects for realizing future income. (See "-We Could Experience Unfavorable Results in Patent Litigation" below and "-Our Operating Results are Uncertain and Likely to Fluctuate" above.)

         From time to time, certain companies may also assert that their patent, copyright and other intellectual property rights are also important to the industry or to us. In that regard, from time to time third parties provide us with copies of their patents relating to digital wireless technologies and offer licenses to such technologies. We in turn evaluate such patents and the advisability of obtaining such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If we are unable to license protected technology used in our products and/or if we cannot economically redesign such products, we could be prohibited from marketing such products.

We Could Experience Unfavorable Results in Patent Litigation

         Together with ITC, we are currently in litigation with Ericsson over certain of ITC's patents. During the course of such litigation (or in a future yet unidentified and unfiled litigation), certain of ITC's key patents could be declared invalid or not infringed. This could adversely affect our competitive position and our ability to enter into additional licensing agreements and to realize licensing revenues from current licensees. (See, Item 3. "Legal Proceedings".)

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues

         Certain of our licenses contain "most favored nations" and other provisions, applied on a going forward basis only, which could, in certain events, cause the licensee's obligation to pay royalties to us to be terminated or suspended for an indefinite period, with or without the accrual of the royalty obligation. In addition, certain of our licensees had, in the past, stated, among other things, that the outcome of a prior litigation over ITC's patents materially impacted the royalties due under their license agreements. While we believe that these positions have been meritless, similar positions could be asserted in the event that a licensee's obligation to pay royalties to us in the future is either terminated or indefinitely suspended or in the event that ITC's patents are held invalid or unenforceable or this position could be found to have merit. Such positions taken could interfere with ITC's ability to secure new licenses or to generate recurring licensing revenue under the existing agreements. In addition, ITC may have to incur expenses and suffer further delays to mediate, arbitrate and/or litigate such assertions, with no assurance of ultimate success. ITC's licensing opportunities are also affected by the increasing concentration of the wireless industry, particularly as to infrastructure, which results in a substantial portion of the licensing opportunities being concentrated in a small number of non-licensed manufacturers, many of whom are generally opposing the validity of ITC's patents in multiple forums.

We Depend on Sufficient Engineering Resources

         Competition for qualified and talented individuals with engineering experience in emerging technologies, like wideband CDMA, is intense. Further, none of the persons that we currently employ are parties to agreements that require them to provide services to us for a minimum period of time. Our success and ability to enter into additional strategic or other relationships may depend on our ability to attract and retain a significant number of talented and qualified technical personnel; and there can be no assurance that we will be able to do so. The failure to attract and retain highly qualified personnel could interfere with our ability to undertake additional technology and product development efforts as well as our ability to meet our strategic objectives.

Year 2000 Problems May Cause Engineering Difficulties or Delays

         Although we have passed the January 1, 2000 and February 29, 2000 critical dates for experiencing Year 2000 related failures without significant problems and we are not aware of any impending failures, it is possible that the full impact of the date changes has not been fully recognized. For example, it is possible that Year 2000 related issues may arise in the future, either because they have not yet become apparent to us or because future date changes trigger failures. In addition, we could still be negatively affected if third parties upon whom we rely are adversely affected by the Year 2000 or similar issues.

We Face Risks From Our International Operations

         We conduct business in foreign jurisdictions and with foreign organizations. In doing so, we are subject to the effects of government regulations, tariffs and other applicable trade barriers, currency control regulations, political instability, potentially adverse tax consequences, inability to enforce contractual commitments abroad, and general delays in remittance and difficulties of collecting foreign payments, among other things.

We Face Risks From Economic Conditions

         We and our customers face risks from economic conditions generally which affect, among other things, the ability and willingness of companies to invest in technological and product development, our need for working capital, and our revenue recognition.

Item 2. PROPERTIES

         InterDigital owns one facility, subject to a mortgage, with an aggregate of approximately 50,000 square feet of office, development, warehousing and assembly facilities in King of Prussia, Pennsylvania. In December 1996, InterDigital entered into a five-year lease for approximately 67,000 square feet of office and development facilities in Melville, New York. These facilities are the locations for our wideband CDMA development activities.

Item 3. LEGAL PROCEEDINGS

Ericsson

         In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the Court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgement that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents, are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, Lanham Act violations. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

         In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. In 1998, Ericsson Inc. filed a Motion for Partial Summary Judgment, which was denied by the Court in early 1999. Also in 1998, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. filed for leave to file an additional Amended Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation. The Court granted Ericsson's request. Fact discovery has been substantially concluded. The "Markman" hearing is scheduled to take place in April, 2000, where a Special Master will make recommendations to the Court as to the meaning of certain terms contained in the patents. InterDigital and ITC intend to vigorously defend the Texas action. However, if any of ITC's patents are held invalid, ITC's licensing opportunities and collection of royalty revenues could be materially and adversely affected.

Product-Based Suit

         On October 27, 1999, Cavalier Technologies and Consultants Ltd. ("Cavalier") filed suit against us in the United States District Court of the Eastern District of Pennsylvania for breach of contract to team to supply and for breach of contract to supply UltraPhone systems in Kenya and for fraudulent representations as to our future plans for the UltraPhone business. Concurrently with the filing of its Complaint, Cavalier filed a request for a Temporary Restraining Order and a Motion for a Preliminary Injunction to prevent us from shipping any of our remaining inventory of UltraPhone equipment to other customers. The Court denied the TRO application, and scheduled a preliminary injunction hearing. In December, 1999, the Court issued a bench ruling denying Cavalier's motion for a preliminary injunction on the grounds that Cavalier had failed to demonstrate irreparable harm. Cavalier continues to seek damages and injunctive relief. We anticipate that the trial will be set for later in 2000. We have asserted a damages counterclaim for past due balances.

Other

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of the high and low sales prices of InterDigital's Common Stock as reported by the American Stock Exchange.

                                 High             Low
                                 ----             ---
1999
         First Quarter          6 15/16          4 1/8
         Second Quarter         5 3/4            4 1/16
         Third Quarter          6 3/4            4 1/4
         Fourth Quarter        82                5 5/16

                                 High             Low
                                 ----             ---
1998
         First Quater           6 3/16           2 9/16
         Second Quarter         7 7/16           5 3/16
         Third Quarter          5 7/8            2 11/16
         Fourth Quarter         6 7/8            3

         As of March 24, 2000, there were approximately 1,860 holders of record of our Common Stock.

         We have not paid cash dividends on our Common Stock since inception. It is anticipated that, in the foreseeable future, no cash dividends will be paid on our Common Stock and any cash otherwise available for such dividends will be reinvested in our business. The payment of cash dividends will depend on our earnings, the prior dividend requirements on our remaining series of Preferred Stock and other Preferred Stock which may be issued in the future, our capital requirements and other factors considered relevant by our Board of Directors.

Changes in Capitalization

         In March 2000, we amended our Shareholder Rights Plan, originally adopted in December 1996, in a number of respects. Under the Plan, a distribution of one right for each outstanding common share of the Company has been made. Each right entitles the shareholder, subject to the terms of the Plan, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share unit, subject to adjustment. Initially, the rights attach to certificates representing shares of outstanding common stock, and no separate rights certificates are distributed. The rights will only separate from the common stock after the "Distribution Date", which will occur upon (i) the earlier of (A) ten business days following the earliest of the date of a public announcement, the date the Company first learns of such acquisition, or, in certain limited circumstances, the date of such acquisition, that a person or group of affiliated or associated persons (other than the Company, any of its subsidiaries or any of their employee benefit plans) (such person or group being defined as an "Acquiring Person") has acquired, obtained the right to acquire or otherwise obtained beneficial ownership (in limited circumstances, beneficial ownership can be deemed if such person or group possesses voting power over shares arising from a proxy, even if revocable, given in response to a proxy or consent solicited by or on behalf of such person or group and in furtherance of such person's or group's publicly announced intention to acquire control over the Company or over all or substantially all of the assets or stock of the Company) of 10% or more of the then outstanding shares of Company Common Stock; (B) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 10% or more of the then outstanding shares of Company Common Stock; and (C) ten business days after a non-exempt person or group publicly announces an intent to acquire control over the Company and proposes in a proxy or consent solicitation to elect such a number of directors which, if elected, would represent a majority of the directors when compared with the Independent Directors continuing to serve on the Board of Company, or (ii) such later date as may be determined by action of a majority of the Independent Directors of the Board prior to the occurrence of any event specified in (i) above. The determination of beneficial ownership generally excludes options to purchase shares and shares acquired from the Company pursuant to stock-based plans for employees and directors. In general, in the event that the Company is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of Company) having a current market value equal to two times the exercise price of the Right.

         The full text of the March 2000 amendments is set forth as Amendment No. 3 to the Shareholder Rights Plan, which is attached as Exhibit 4.4 hereto. In all other respects not inconsistent with the foregoing, a summary of the other provisions of such Shareholder Rights Plan is contained in the Form 8-A filed by the Company on January 2, 1997.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The information set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the other financial information included elsewhere in this Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

                                                                      Year Ended December 31,
                                                    --------------------------------------------------------
Consolidated Statement of Operations Data           1999          1998        1997          1996        1995
   (In thousands, except per share data)            ----          ----        ----          ----        ----
Revenues:

  Product and Services                            $   4,496    $   6,751    $  43,854    $  24,974    $  16,581

  Licensing and Strategic Partner                    66,171       92,470        5,982       28,719       67,693

  Total Revenues                                     70,667       99,221       49,836       53,693       84,955

Net income (loss) before preferred dividends         26,706       36,968      (34,267)     (11,644)      34,605

Net income (loss) applicable to common            $  26,451    $  36,713    $ (34,523)   $ (11,904)   $  34,340
  shareholders

Net income (loss) per share - basic               $    0.55    $    0.76    $   (0.72)   $   (0.26)   $    0.78

Net income (loss) per share - diluted             $    0.52    $    0.75    $   (0.72)   $   (0.26)   $    0.74

Weighted Average number of shares outstanding
  - basic                                            48,357       48,380       48,166       46,462       43,925

Weighted Average number of shares outstanding
  - diluted                                          50,495       48,771       48,166       46,462       46,503

Consolidated Balance Sheet Data (in thousands):

Cash and cash equivalents                         $  14,592    $  20,059    $  17,828    $  11,954    $   9,427
Short Term Investments                               68,550       32,218        7,976       43,063       55,060
Working capital                                      95,498       54,752       22,903       57,076       59,008
Total assets                                        126,571       99,523       69,363      112,636       83,167
Long Term Debt                                        3,005        3,772        4,460        5,011        1,061
Accumulated deficit                                (133,588)    (160,039)    (196,752)    (162,229)    (150,325)
Total shareholders' equity                          109,507       75,808       38,505       72,507       62,440

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained elsewhere in this document.

         We commenced operations in 1972. Since that time, we have been primarily engaged in research and development activities related to wireless digital communications technology, principally TDMA and CDMA technologies. We have established a substantial and significant library of patents and technology know-how related to such technologies.

         Through 1999, we were also engaged in the development, marketing, sales and servicing of WLL equipment utilizing our technology. We developed, marketed and sold a TDMA-based WLL system trademarked the "UltraPhone(R)" system. We also developed a CDMA-based WLL system, trademarked the "Truelink(TM)" system, which utilized wideband CDMA technology. As part of our WLL development and marketing efforts, we entered into strategic alliance agreements with Siemens AG (in
1994), Samsung Electronics Co., Ltd. (in 1996), and Alcatel Espana (in 1998) involving the Company's proprietary B-CDMA WLL technology.

         In the first half of 1999, we made a major shift in our business strategy by dedicating our resources into the emerging 3G market. As part of that undertaking, we decided to discontinue the further development and manufacture of WLL products. The decision to move away from the manufacture of WLL products was further driven by intensified product and price competition in the WLL market, and a significant decline in demand worldwide for WLL systems. As part of our shift, we sought to enter into arrangements with key equipment providers involving 3G technology and products. The proposed 3G technologies incorporate wideband CDMA protocols as well as other CDMA and TDMA technologies. Industry analysts project that the first 3G products and services will be introduced in Japan in 2001, with services being offered in other parts of Asia, Europe and North America throughout this decade. The study group for International Telecommunications Union formally adopted the 3G standards in 1999, solidifying wideband CDMA as one of the fundamental technologies for 3G.

         Executing on our business plan, we entered into a strategic engineering relationship with Nokia in 1999 involving the development of high data-rate technology. As part of the Nokia agreement, we will retain ownership rights over the technology we develop for Nokia. Also, included in the agreement were certain TDMA and CDMA licenses which are paid up generally through the project period. The agreement also provides a structure for determining patent royalty payments thereafter.

         In 1999, we also initiated a self-funded research and development effort to develop building blocks for FDD technology, another component of the wideband CDMA protocols included in the 3G Standard. The FDD program builds off of our extensive B-CDMA development efforts.

         We plan to market system-on-a-chip ASICs and components related to our FDD and TDD technology to equipment producers worldwide. We also plan to generate revenues from the licensing of the TDD and FDD technologies and patents to third parties, as well as providing specialized engineering services to equipment producers centered around these technologies. Our ability to derive future revenues will be affected by other factors detailed elsewhere in this Annual Report. (See "Item 1. Business. Risk Factors" below.)

         As a result of the decline in the rural fixed and wireless access market and the anticipated emergence of 3G standards in 1999, we ceased further development and sales activities with regard to WLL equipment. In 1999, Siemens withdrew from our B-CDMA development project. In April 1999, Alcatel informed us that it was also withdrawing from our B-CDMA development project, on the same basis. As a result of Alcatel's and Siemens' decisions as well as our own assessment of the WLL market, we decided to reduce our resource commitment to B-CDMA development.

         In 1999, we also decided to discontinue the manufacture of the UltraPhone system. We sustained significant losses over the life of the UltraPhone Product line due to our inability to achieve sufficient sales volumes and the need to continue to consistently upgrade and re-engineer the product, at significant expense. We expect final shipments will be completed by June 2000 at which point we expect to exit the business.

         Going forward over the course of the next few years, we expect the variability in our revenues and, consequently, our cash flow to continue due to the timing and amount of sales by our TDMA and CDMA licensees. We expect to continue to experience considerable fluctuations in quarterly and annual operating results in the future due to variations in the amount and timing of recognition of TDMA and CDMA license, royalty and development fees. (See Item 1. "Business. Risk Factors".)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flows from operating activities of $24.2 million in 1999 compared to $30.1 million in 1998. The decrease principally resulted from lower net income levels attained in 1999.

         Net cash flows used in investing activities increased to $35.5 million in 1999 from $27.5 million in 1998. This increase was due mainly to a higher level of additional investment of funds in short-term, highly liquid securities ($36.3 million in 1999 versus $24.2 million in 1998) offset in part by a 1999 reduction in long-term deposits. In addition, investments in property and equipment and patents were $2.9 million in 1999 as compared to $3.6 million in 1998.

         During 1999, net cash provided by financing activities was $6.1 million as compared to $0.4 million used in 1998. The increase in 1999 primarily resulted from net proceeds of $12.4 million related to option and warrant exercises and our employee stock purchase plan. This was partially offset by the use of $5.4 million to repurchase approximately 1.0 million common shares under a share repurchase program.

         As of December 31, 1999, we had $83.1 million of cash, cash equivalents and short-term investments, compared to $52.3 million as of December 31, 1998. Our working capital increased by $40.7 million to $95.5 million at December 31, 1999 from $54.8 million at December 31, 1998 mainly as a result of the receipt of cash from licensing agreements as well as reductions in deferred revenues and current payables.

         We are capable of supporting our operating requirements during 2000 through internally generated funds. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         We believe that our investment in inventories at December 31, 1999 is realizable based on expected selling prices and order volumes. Property and equipment are currently being utilized in our on-going business activities, and we believe that no additional write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, we believe that the value of our patents is at least equal to the value included in the December 31, 1999 balance sheet.

RESULTS OF OPERATIONS

1999 Compared With 1998

Revenues

         Revenues in 1999 totaled $70.7 million, compared to $99.2 million in 1998. The decrease relates to a lower amount of licensing revenue. In 1999, InterDigital recognized $42.8 million in new licenses, $14.0 million in engineering services for strategic partners, $9.5 million from recurring royalties and $4.4 million in product revenues. In 1998, new licensee revenue was $83.5 million, strategic partner revenue was $8.0 million, recurring royalties were approximately $1 million and product revenues were $6.8 million.

Cost of Product

         Cost of product revenues decreased 67% to $5.9 million from $17.6 million in 1998. The decrease reflects decreased product sales as well as the impact of a write-down of inventory of $7.9 million in 1998. We experienced negative gross margins in both years as there were insufficient product sales to absorb manufacturing overhead.

Other Operating Expenses

         Other operating expenses include sales and marketing expenses, general and administrative expenses, patents administration, and development expenses.

         Sales and marketing expenses decreased 6% to $3.6 million during 1999 as compared to $3.9 million in 1998. The decrease is primarily due to decreased sales commissions and decreased marketing activity for the UltraPhone product.

         General and administrative expenses for 1999 increased 43% to $7.8 million from $5.4 million in 1998 due in part to staffing level changes and higher compensation costs associated with restricted stock grants.

         Patents administration and licensing costs decreased 52% to $5.3 million as compared to $11.1 million in 1998. We incurred less costs such as commissions and other expenses related to our activities supporting our licensing program, and recovered certain expenses related to an ongoing patent litigation with Ericsson. In February of 2000, InterDigital and its insurers defined the method, timing and limitations of reimbursement for covered litigation expenses.

         Development costs increased 19% to $20.5 million from $17.2 million in 1998. This increase reflects the ramp up of development costs associated with launching the 3G projects.

Repositioning

         In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of wireless local loop products to technology development for advanced wireless applications. This action was taken after assessing our long term business prospects associated with continued investment in the development of wireless local loop systems. The repositioning charge included costs associated with workforce reductions (approximately 27 employees) and asset impairment charges related to wireless local loop development equipment. The components of the repositioning charge included severance and other benefit costs of $0.4 million, all of which were paid in 1999, and asset impairment charges of $0.8 million for fixed assets associated with wireless local loop activities. Management's efforts with respect to this plan are substantially complete.

Other Income and Expense

         Interest Income for 1999 was $3.9 million as compared to $2.6 million in 1998 as a result of higher average invested cash in 1999 as compared to 1998. Interest expense was $0.3 million in 1999 compared to $0.4 million in 1998 due to lower overall debt in 1999 as compared to 1998.

1998 Compared With 1997

Revenues.

         Revenues in 1998 increased 99% to $99.2 million from $49.8 million in 1997 due to the significant increase in licensing and strategic partner revenue. In 1998, licensing and strategic partner revenue included $83.5 million from new and existing license agreements, approximately $1 million in recurring royalties, $4.6 million from Alcatel, and $3.4 million from Samsung. In 1997, licensing and strategic partner revenue included $1.6 million in recurring royalties, the final $1.6 million of strategic partner revenue from Siemens, and $2.8 million from Samsung.

Cost of Product

         Cost of product decreased in 1998 to $17.6 million from $41.9 million in 1997. The decrease is directly related to the decrease in product sales. In 1998, there were insufficient product sales to absorb manufacturing overhead and increases in inventory reserves resulting in a negative gross margin of 160.4% as compared to a positive gross margin of 4.4% in 1997. In 1998, InterDigital recorded charges totaling $7.9 million to reduce the carrying value of its inventory of UltraPhone components to its net realizable value due to excess inventories resulting from the cancellation of the Myanmar contract.

Other Operating Expenses

         Other operating expenses include sales and marketing expenses, general and administrative expenses, patents administration, and development expenses.

         Sales and marketing expenses decreased 47% to $3.9 million during 1998 as compared to $7.3 million in 1997. The decrease was primarily due to decreased sales commissions and decreased marketing activity for the UltraPhone product.

         General and administrative expenses for 1998 decreased 24% to $5.4 million in 1998 from $7.2 million in 1997. The decrease was due to cost management and a reduction in workforce in early 1998.

         Patents administration and licensing costs increased 118% to $11.1 million from $5.1 million in 1997. The increase was primarily due to increased activities related to the generation of licensing revenue and the protection and enforcement of InterDigital's patent portfolio.

         Development costs decreased 29% to $17.2 million in 1998 from $24.2 million in 1997. The decrease was primarily due to reduced development of InterDigital's UltraPhone system and to the timing of certain B-CDMA related development expenses.

Other Income and Expense.

         Interest income for 1998 increased 24% to $2.5 million from $2.1 million in 1997 due to higher average invested cash balances during 1998. Interest expense of $.4 million was approximately the same in 1998 and 1997.

Year 2000

During 1999, we implemented a Year 2000 compliance program, consisting of auditing assessing, remediating, testing, and contingency planning, to ensure that our IT and non-IT systems, as well as the systems of third parties, would function properly when the calendar changed from December 31, 1999 to January 1, 2000. The program covered both systems operated by us as well as systems operated by third parties that we considered to be material to our operations. In total, we have spent approximately $0.3 million in external costs on this program, primarily to upgrade non-compliant hardware and software and the cost of our consultant. We do not expect to incur any significant additional costs related to Year 2000 compliance.

         We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 Issue." We are not currently aware of any significant Year 2000 or similar problems that have arisen for third parties upon which we rely. (See Item 1. Business. Risk Factors. Year 2000 Problems May Cause Engineering Difficulties or Delays.")

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Public Accounts                                 28
     Report of Management                                                  29
     Consolidated Balance Sheets                                           30
     Consolidated Statements of Operations                                 31
     Consolidated Statements of Shareholders' Equity                       32
     Consolidated Statements of Cash Flows                                 33
     Notes to Consolidated Financial Statements                            34

SCHEDULES:
     Schedule II - Valuation and Qualifying Accounts                       51

     All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTS

To InterDigital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            Arthur Andersen LLP


Philadelphia, PA
February 7, 2000

                              REPORT OF MANAGEMENT

     Management is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with generally accepted accounting principles considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgements.

     To provide reasonable assurance that assets are safeguarded against the loss from unauthorized use or disposition and accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls. Even an effective system of internal controls, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective system of internal controls can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. The system of accounting and other controls is continually assessed, modified and improved, where appropriate and cost effective, in response to changes in business conditions and operations and recommendations made by the independent auditors.

     The financial statements have been audited by the company's independent auditors, Arthur Andersen LLP, in accordance with generally accepted auditing standards. Their report is presented herein.


Howard E. Goldberg
Interim President


Richard J. Fagan
Executive Vice President and Chief Financial Officer


King of Prussia, Pennsylvania
March 29, 2000

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                   DECEMBER 31,
                                                                                           ----------------------------
ASSETS                                                                                      1999                1998
                                                                                            ----                ----
CURRENT ASSETS:
   Cash and cash equivalents                                                              $  14,592           $  20,059
   Short term investments                                                                    68,550              32,218
   Accounts receivable, net                                                                  10,884              14,983
   Inventories                                                                                3,092               5,102
   Other current assets                                                                      11,625               3,056
                                                                                          ---------           ---------
      Total current assets                                                                  108,743              75,418
                                                                                          ---------           ---------

   Property, plant and equipment, net                                                         7,393               9,697
   Patents, net                                                                               9,723               9,948
   Long term deposits                                                                           284               2,934
   Other                                                                                        428               1,526
                                                                                          ---------           ---------
                                                                                             17,828              24,105
                                                                                          ---------           ---------

TOTAL ASSETS                                                                              $ 126,571           $  99,523
                                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                                      $     446           $     723
   Accounts payable                                                                           2,454               5,973
   Accrued compensation and related expenses                                                  4,326               2,959
   Deferred revenue                                                                              69               3,936
   Foreign and domestic taxes payable                                                         1,093               2,249
   Other accrued expenses                                                                     4,857               4,826
                                                                                          ---------           ---------
     Total current liabilities                                                               13,245              20,666
LONG TERM DEBT                                                                                2,559               3,049
OTHER NON-CURRENT LIABILITIES                                                                 1,260                  --

TOTAL LIABILITIES                                                                            17,064              23,715
                                                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized- $2.50 Convertible
      Preferred, 99 shares issued and outstanding                                                10                  10
   Common Stock, $.01 par value, 75,000 shares authorized,
       50,985 shares and 48,427 shares issued and outstanding                                   510                 484
   Additional paid-in capital                                                               249,976             235,631
   Accumulated deficit                                                                     (133,588)           (160,039)
   Unearned Compensation                                                                     (1,769)                 --
                                                                                          ---------           ---------
                                                                                            115,139              76,086
  Treasury stock, 1,042 and 50 shares held at cost                                            5,632                 278
                                                                                          ---------           ---------
    Total shareholders' equity                                                              109,507              75,808
                                                                                          ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 126,571           $  99,523
                                                                                          =========           =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                  1999               1998              1997
                                                  ----               ----              ----
REVENUES:
  Product revenues                              $  4,496           $  6,751           $ 43,854
  Licensing and alliance                          66,171             92,470              5,982
                                                --------           --------           --------
                                                  70,667             99,221             49,836
                                                --------           --------           --------
OPERATING EXPENSES:
  Cost of product                                  5,876             17,577             41,914
  Sales and marketing                              3,614              3,864              7,276
  General and administrative                       7,761              5,434              7,189
  Patents administration and licensing             5,330             11,145              5,102
  Development                                     20,481             17,166             24,248
  Repositioning charges                            1,213                  -                  -
                                                --------           --------           --------
                                                  44,275             55,186             85,729
                                                --------           --------           --------

    Income (loss) from operations                 26,392             44,035            (35,893)

OTHER INCOME (EXPENSE):
  Interest income                                  3,883              2,561              2,070
  Interest and financing expenses                   (323)              (367)              (410)
                                                --------           --------           --------

    Income (loss) before income taxes             29,952             46,229            (34,233)

INCOME TAX PROVISION                              (3,246)            (9,261)               (34)
                                                --------           --------           --------

    Net income (loss)                             26,706             36,968            (34,267)

PREFERRED STOCK DIVIDENDS                           (255)              (255)              (256)
                                                --------           --------           --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS                                $ 26,451           $ 36,713           $(34,523)
                                                ========           ========           ========

EARNINGS PER SHARE
    Basic                                       $   0.55           $   0.76           $  (0.72)
                                                ========           ========           ========
    Diluted                                     $   0.52           $   0.75           $  (0.72)
                                                ========           ========           ========

AVERAGE COMMON SHARES OUTSTANDING
    Basic                                         48,357             48,380             48,166
                                                ========           ========           ========
    Diluted                                       50,495             48,771             48,166
                                                ========           ========           ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except per share data)

                                                     $2.50               Additional
                                                  Convertible    Common    Paid-In    Accumulated    Unearned   Treasury
                                                Preferred Stock   Stock    Capital       Deficit   Compensation   Stock    Total
                                                -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                             $ 10       $ 481   $ 234,245   $ (162,229)    $     --         --   $ 72,507

      Exercise of Common Stock options                   --          --          17           --           --         --         17
      Exercise of Common Stock warrants                  --          --          18           --           --         --         18
      Dividend of Common Stock and cash to
           $2.50 Preferred shareholders                  --          --          92         (256)          --         --       (164)
      Sale of Common Stock under Employee
           Stock Purchase Plan                           --           1         393           --           --         --        394
      Net loss                                           --          --         ---      (34,267)          --         --    (34,267)

                                                -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                               10         482     234,765     (196,752)          --         --     38,505

      Exercise of Common Stock options                   --           1         479           --           --         --        480
      Dividend of Common Stock and cash to
           $2.50 Preferred shareholders                  --          --          53         (255)          --         --       (202)
      Sale of Common Stock under Employee
           Stock Purchase Plan                           --           1         334           --           --         --        335
      Treasury Stock Acquired                                                                                       (278)      (278)
      Net income                                         --          --          --       36,968           --         --     36,968

                                                -----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                               10         484     235,631     (160,039)          --       (278)    75,808

      Exercise of Common Stock options                   --          17       9,536           --           --         --      9,553
      Exercise of Common Stock warrants                  --           5       2,504           --           --         --      2,509
      Dividend of Common Stock and cash to
           $2.50 Preferred shareholders                  --          --          87         (255)          --         --       (168)
      Sale of Common Stock under Employee
           Stock Purchase Plan                           --           1         324           --           --         --        325
      Issuance of Restricted Common Stock                --           3       1,894           --       (1,897)        --         --
       Amortization of unearned Compensation             --          --          --           --          128         --        128
      Treasury Stock Acquired                            --          --          --           --           --     (5,354)    (5,354)
      Net income                                         --          --          --       26,706           --         --     26,706

                                                -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                             $ 10       $ 510   $ 249,976   $ (133,588)    $ (1,769)  $ (5,632)  $109,507
                                                ===================================================================================

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         YEAR ENDED DECEMBER 31
                                                                             ----------------------------------------------
                                                                               1999               1998               1997
                                                                               ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $ 26,706           $ 36,968           $(34,267)
    Adjustments to reconcile net income to net
       cash provided by operating activities-
          Depreciation and amortization                                         4,670              4,629              4,855
          Deferred revenue                                                     (3,867)            (3,121)            (4,003)
          Amortization of unearned compensation                                   128                  -                  -
          Repositioning charges                                                 1,213                  -                  -
          Decrease (increase) in assets-
                    Receivables                                                 4,099            (11,925)            10,863
                    Inventories                                                 2,010              7,182              1,579
                    Other current assets                                       (8,569)              (278)             1,846
          Increase (decrease) in liabilities-
                    Accounts payable                                           (3,519)            (2,250)            (6,904)
                    Accrued compensation                                        1,050                 39                632
                    Other accrued expenses                                         35             (1,123)             1,555
                                                                             --------           --------           --------

          Net cash provided by (used in) operating activities                  23,956             30,121            (23,844)
                                                                             --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                            (36,332)           (24,242)            35,087
    Purchases of property and equipment                                        (1,646)            (1,831)            (3,927)
    Patent costs                                                               (1,291)            (1,778)              (966)
    Other non-current assets                                                    3,748                314               (190)
                                                                             --------           --------           --------

    Net cash provided by (used in) investing activities                       (35,521)           (27,537)            30,004
                                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
       and exercises of stock options and warrants                             12,387                815                429
    Lease obligations incurred                                                      -                251                452
    Payments on long-term debt, including capital lease obligations              (767)              (939)            (1,003)
    Cash dividends on Preferred Stock                                            (168)              (202)              (164)
    Purchase of Treasury Stock                                                 (5,354)              (278)                --
                                                                             --------           --------           --------

    Net cash provided by (used in) financing activities                         6,098               (353)              (286)
                                                                             --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (5,467)             2,231              5,874

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   20,059             17,828             11,954
                                                                             --------           --------           --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 14,592           $ 20,059           $ 17,828
                                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                            $    296           $    350           $    362
                                                                             ========           ========           ========
    Income taxes paid, including foreign withholding taxes                   $  4,403           $  8,881           $     22
                                                                             ========           ========           ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. BACKGROUND:

     InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) develops and markets advanced digital wireless communications applications. In conjunction with our technology development, we have developed an extensive body of technical know-how and a broad patent portfolio which we license worldwide and related product embodiments.

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

Cash, Cash Equivalents and Short-Term Investments

     InterDigital considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value. At December 31, 1999, all of InterDigital's short-term investments were classified as available for sale pursuant to Statement of Financial Accounting Standards ("SFAS") No.
115. "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1999 and 1998, there were no significant unrealized holding gains or losses.

     Cash and cash equivalents consist of the following (in thousands):

                                                         December 31,
                                                     --------------------
                                                       1999         1998
                                                       ----         ----
     Money market funds and demand accounts          $14,350      $ 3,160

     Repurchase agreements                               242          516

     Commercial paper                                      -       16,383
                                                     -------      -------
                                                     $14,592      $20,059
                                                     =======      =======

     The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

     Short-term investments available for sale as of December 31, 1999 consisted of $35.6 million in government- issued discount notes and $33.0 million in corporate debt securities. Short-term investments available for sale as of December 31, 1998 consisted of $18.2 million in government-issued discount notes and $14.0 million in corporate debt securities.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in-first-out basis and market based on net realizable value.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, generally five to ten years. The buildings are being depreciated over twenty-five years. Depreciation expense was $3.2 million, $3.5 million and $3.2 million in 1999, 1998 and 1997, respectively.

Patents

     The costs to obtain certain patents for InterDigital's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over 10 years. Amortization expense was $1.5 million, $1.1 million and $1.4 million in 1999, 1998 and 1997, respectively.

Development

     All development expenditures are charged to expense in the period incurred.

Revenue Recognition

     Patent licensing revenues included in licensing and strategic partner revenues, consist primarily of up-front royalty payments and one-time, non-refundable fees which are recognized at the time of the applicable agreement since we have no remaining obligations and do not have any continuing involvement with the licensee. Strategic partner revenues included in licensing and strategic partner revenues are generated by patent, technology and know- how licensing and development agreements. Due to the combined nature of some agreements, revenue may be recognized over the performance period. Royalty revenue is recorded as earned in accordance with the specific terms of each license agreement when reasonable estimates of such amounts can be made. Product revenues are recognized upon shipment of systems. Installation, training and other services are recognized upon completion of services.

Concentration of Credit Risk

     Financial instruments which potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government obligations. Our accounts receivable are derived principally from patent license agreements, engineering services and product sales, which provide for deferred and/or installment payments.

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", InterDigital is required to evaluate long-lived assets and certain intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 1999, an $0.8 million charge was taken as a part of a repositioning program. (See Note 3.) No such adjustments were recorded in 1998 or 1997.

Net Income (Loss) Per Common Share

     InterDigital follows SFAS No. 128. "Earnings per Share". The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per share computation (in thousands, except for per share data):

                                                                            Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                               1999                                        1998
                                            -----------------------------------------    ---------------------------------------
                                                      Income                  Shares      Per-Share       Income       Per-Share
                                            (Numerator)    (Denominator)      Amount     (Numerator)   (Denominator)    Amount
                                            -----------    -------------      ------     -----------   -------------    ------
Income (Loss) per Share-Basic:
Income (loss) available to
   common shareholders                        $ 26,451         48,357        $ 0.55        $36,713         43,380        $ 0.76

Dilutive effect of options and
   warrants                                         --          2,138        $(0.03)            --            391         (0.01)

Income (Loss) per Share-Diluted:
Income (loss) available to
   common stockholders + dilutive
   effects of options and warrants           $ 26,451         50,495        $ 0.52        $36,713         48,771        $ 0.75
                                                               1997
                                            -----------------------------------------
                                               Income         Shares        Per-Share
                                            (Numerator)    (Denominator)     Amount
                                            -----------    -------------     ------
Income (Loss) per Share-Basic:
Income (loss) available to
   common shareholders                        $(34,523)        48,166        $(0.72)

Dilutive effect of options and
   warrants                                         --             --            --

Income (Loss) per Share-Diluted:
Income (loss) available to
   common stockholders + dilutive
   effects of options and warrants            $(34,523)        48,166        $(0.72)

     Options and warrants outstanding during the years ended December 31, 1999 and 1998 to purchase approximately 1.6 and 7.4 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market prices of the common stock during the period and, therefore, the effect would be anti-dilutive. All options and warrants outstanding for the year ended December 31, 1997 were excluded from the computation of diluted earnings per share as a result of the net loss for the period.

Reclassification

     Certain prior period amounts have been reclassified to conform to the 1999 presentation.

New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the Securities and Exchange Commission in applying generally accepted accounting principles to certain transactions, including licensing agreements. We are in the process of analyzing the impact of SAB No. 101 on our consolidated financial statements. SAB No. 101 will not have any impact on our liquidity or cash flows from operations.

3. REPOSITIONING:

     In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of wireless local loop products to technology development for advanced wireless applications. This action was taken after assessing our long term business prospects associated with continued investment in the development of wireless local loop systems. The repositioning charge included costs associated with workforce reductions (approximately 27 employees) and asset impairment charges related to wireless local loop development equipment. The components of the repositioning charge included severance and other benefit costs of $0.4 million, all of which were paid in 1999, and asset impairment charges of $0.8 million for fixed assets associated with wireless local loop activities. Management's efforts with respect to this plan are substantially complete.

4. STRATEGIC PARTNER AGREEMENTS:

     In February 1999, we entered into a long-term cooperation agreement with Nokia for development of new technology for third generation (3G) wireless telecommunications products. As part of the agreement, we will retain ownership rights over the technologies we develop for 3G. Also included in the agreement were certain paid-up TDMA and CDMA licenses, which generally extend through the project period. We recognized revenues of $42.6 million from Nokia in 1999 related to this agreement. These revenues consisted of an initial licensing fee of $31.5 million, development services revenue of $10.8 million, and $0.3 million of recurring royalties.

     Prior to our 1999 strategic shift to focus on technology development for the 3G market, our development group was focused primarily on technology development of full systems to address needs in the fixed wireless local loop market. As part of that effort, we entered into a series of agreements with Samsung, Siemens and Alcatel to develop B-CDMA technology and products that embodied that technology. These three companies and InterDigital comprised the B-CDMA Alliance. In early 1999, after reassessing the market potential of the residential wireless local loop market, Siemens announced its withdrawal from the B-CDMA Alliance. In April of 1999, Alcatel also withdrew from the B-CDMA

Alliance. Minimal activity took place with respect to the Samsung B-CDMA relationship during most of 1999. InterDigital recognized revenue associated with these agreements of $3.1 million, $8.0 million and $4.4 million in 1999, 1998 and 1997, respectively. Of the totals, InterDigital recognized revenues of $3.0 million, $3.4 million, and $2.8 million in 1999, 1998, and 1997 respectively from Samsung, $1.6 million in 1997 from the Siemens and $.1 million in 1999 and $4.6 million in 1998 from Alcatel.

5. MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

     Revenues by customer geography are as follows (in thousands):

                                             Year Ended December 31,
                                    ------------------------------------------
                                      1999             1998              1997
                                      ----             ----              ----
U.S.                                $ 1,660          $ 1,873           $ 2,853
Non-U.S.                             69,007           97,348            46,983
                                    -------          -------           -------
                                    $70,667          $99,221           $49,836
                                    =======          =======           =======

     In 1999, 60% of InterDigital's revenue was from our customer in Finland. An additional 26% of revenue was from Japan. In 1998, more than 84% of total revenue was derived from our customers in Japan. In 1997, 66% of revenues were from Indonesia. Additionally, 6% of revenues were from our Philippine customer and another 6% of 1997 revenues were derived from our strategic partner in Korea.

Licensing and Strategic Partner Revenue

     In 1999, ITC entered into 4 new TDMA license agreements with Robert Bosch GMBH, Japan Radio Company, ltd., Shintom Company, LTD. and Iwatsu America, Inc., and granted a combined TDMA and CDMA license to Nokia. In prior years, ITC had granted non-exclusive, non-transferrable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and in certain instances, technology) to 13additional corporations. Additionally, in prior years, ITC had granted non-exclusive, non-transferrable, perpetual, worldwide, royalty-bearing licenses to use certain CDMA patents (and in certain instances, technology) to Alcatel, Qualcomm and Advanced Digital Technologies and to use TDMA and CDMA patents (and in certain instances technology) to Siemens, Samsung and AT&T. Many of these licenses contain "most favored licensee" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligation to pay royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

     Initial revenues from new TDMA licensees in 1999 totaled $42.8 million. 1999 revenues from strategic partners totaled $14.0 million, of which $10.8 was derived from development work for Nokia. In 1999, InterDigital recognized $9.4 million in recurring royalty revenue from its TDMA licenses.

     During 1998, InterDigital entered into four new TDMA licensing agreements and revised agreements with two existing licensees. These licensing transactions resulted in $83.5 million of revenue in 1998. Additionally, recurring royalty fees of $1.0 million were recognized in 1998. Also in 1998, InterDigital recognized $4.6 million and $3.4 million in revenue related to the Alcatel and Samsung agreements, respectively.

     In 1997, InterDigital recognized $2.8 million in licensing and strategic partner revenue from Samsung, $1.6 million from Siemens and $1.6 million of recurring royalty revenue from one licensee.

6.  INVENTORIES:

                                                          December 31,
                                                  --------------------------

                                                  1999                1998
                                                  ----                ----
                                                       (In thousands)

Component parts and work-in-progress              $1,522              $2,958

Finished goods                                     1,570               2,144
                                                  ------               -----
                                                  $3,092              $5,102
                                                  ======              ======

     Inventories are stated net of valuation reserves of $13.1 million and $13.7 million as of December 31, 1999 and 1998, respectively. In 1998, InterDigital recorded charges totaling $7.9 million to reduce the carrying value of its inventory of UltraPhone components to its net realizable value, due to excess inventories resulting from the cancellation of the Myanmar contract. The final shipments of Ultraphone products are scheduled for the first half of 2000.

7. PROPERTY, PLANT AND EQUIPMENT:

                                                          December 31,
                                                  ----------------------------

                                                    1999               1998
                                                    ----               ----
                                                         (In thousands)

Land, building and improvements                   $  4,427           $  4,258

Machinery and equipment                              8,463              8,971

Computer equipment                                   8,039              7,484

Furniture and fixtures                               2,871              2,806

Leasehold improvements                               1,196              1,139
                                                  --------           --------
                                                    24,996             24,658

Less Accumulated depreciation                      (17,603)           (14,961)
                                                  --------           --------
                                                  $  7,393           $  9,697
                                                  ========           ========

8. LONG-TERM DEBT OBLIGATIONS:

                                                          December 31,
                                                   -------------------------
                                                    1999              1998
                                                    ----              ----
                                                         (In thousands)

Mortgage debt                                      $ 2,468           $ 2,575

Capitalized leases                                     537             1,197
                                                   -------           -------

Total long-term debt obligations                     3,005             3,772

Less -- Current portion                               (446)             (723)
                                                   -------           -------
                                                   $ 2,559           $ 3,049
                                                   =======           =======

     During 1996, InterDigital purchased its King of Prussia facility for $3.7 million, including cash of $930,000 and a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

     Capitalized lease obligations are payable in monthly installments at an average rate of 11.2%, through 2001. The net book value of equipment under capitalized lease obligations is $1.7 million.

     Maturities of principal of the long-term debt obligations as of December 31, 1999 are as follows (in thousands):


                  2000              $  446
                  2001                 326
                  2002                 146
                  2003                 148
                  Thereafter         1,939
                                    ------
                                    $3,005
                                    ======

9. COMMITMENTS AND CONTINGENCIES:

Leases

     InterDigital has entered into various operating lease agreements. Total rent expense was $1.4 million in 1999 and 1998 and $1.3 million for 1997, primarily for office, assembly and warehouse space. In 1999, two building leases expired and were not renewed as those facilities had not been currently occupied. Minimum future rental payments for operating leases as of December 31, 1999 are as follows (in thousands):

              2000                  $1,314
              2001                   1,349
              2002                     232
                                    ------
                                    $2,895
                                    ======

Employment Agreements

     InterDigital has entered into agreements with certain officers that provide for the payment of severance pay benefits, among other things, in certain events of termination of employment. These agreements generally provide for the payment of severance up to a maximum of one year's salary (approximately $1.9 million at December 31, 1999) and up to a maximum of one year's continuation of medical and dental benefits. In these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition, including by merger or consolidation, or by the issuance by InterDigital of its securities, by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the employee would receive generally two years of salary (approximately $3.7 million at December 31, 1999) and the immediate vesting of all stock options.

10. LITIGATION:

     In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.)) (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violation. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

     In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc's amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. In 1998, Ericsson Inc. filed a Motion for Partial Summary Judgement, which was denied by the Court in early 1999. Also during 1998, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. filed for leave to file an additional Amended Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation. The Court granted Ericsson's request. Fact discovery has been substantially concluded. The "Markman" hearing is scheduled to take place in April, 2000 where a Special Master will make recommendations to the court as to the meaning of certain terms contained in the patents. InterDigital records expenses for fees related to litigation as they are incurred. Such fees are included as patents administration and licensing expense. During the year ended December 31, 1999, the Company recovered certain expenses related to this litigation from its insurance carrier. Such recoveries are included as a reduction to patents administration and licensing expense when they are submitted to the insurance company. In February 2000, the Company and its insurers defined the method, timing and limitations of reimbursements for covered litigation expenses.


     Also, on October 27, 1999, Cavalier Technologies and Consultants Ltd. ("Cavalier") filed suit against us in the United States District Court of the Eastern District of Pennsylvania for breach of contract to team to supply and breach of contract to supply UltraPhone systems in Kenya and for fraudulent representations as to our future plans for the UltraPhone business. Concurrently with the filing of its Complaint, Cavalier filed a request for a Temporary Restraining Order and a Motion for a Preliminary Injunction to prevent us from shipping any of our remaining inventory of UltraPhone equipment to other customers. The Court denied the TRO application, and scheduled a preliminary injunction hearing. In December, 1999, the Court issued a bench ruling denying Cavalier's motion for a preliminary injunction on the grounds that Cavalier had failed to demonstrate irreparable harm. Cavalier continues to seek damages and injunctive relief. We have asserted a damages counterclaim for past due balances.


11. PREFERRED STOCK:

     The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the Company's election (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event we fail to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion price of $12 per share (subject to the adjustment under certain conditions). In 1999, 1998 and 1997, InterDigital declared and paid dividends on the $2.50 Convertible Stock of $255,000, $255,000 and $256,000, respectively. These dividends, were paid with cash of $168,000, $202,000 and $162,000, and 17,530, 8,860 and 19,281 shares of Common Stock, respectively.

     Upon any liquidations, dissolution or winding up of InterDigital, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from InterDigital's assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution is made to the Common shareholders, after such payments, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of $2.50 Convertible Preferred Stock is $25 per share.

     The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to be Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or on a parity with the $2.50 Preferred Stock, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semiannual dividends on the $2.50 Preferred are not paid by InterDigital, the holders of the Preferred, separately voting as a class, will be entitled to elect one additional director of InterDigital.

12. COMMON STOCK COMPENSATION PLANS AND WARRANTS

Stock Compensation Plans

     InterDigital has stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

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

SFAS No. 123 Disclosure

     InterDigital has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized in the Statements of Operations for InterDigital's stock option plans. Had compensation cost been calculated based on the fair value at the grant due for awards in 1999, 1998 and 1997 consistent with the provision of SFAS No. 123, InterDigital's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

                                                         1999          1998       1997
                                                         ----          ----       ----
Net income (loss) applicable to Common
Shareholders - as reported                              $26,451     $36,713     $(34,523)

Net income (loss) applicable to Common
Shareholders - pro forma                                $23,540     $32,837     $(37,894)

Net income (loss) per share - as reported - basic       $  0.55     $  0.76     $  (0.72)
Net income (loss) per share - as reported - diluted     $  0.52     $  0.75     $  (0.72)

Net income (loss) per share - pro forma - basic         $  0.49     $  0.68     $  (0.79)
Net income (loss) per share - pro forma - diluted       $  0.47     $  0.67     $  (0.79)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997; no dividend yield; expected volatility of 125% for 1999, 83% for 1998, 70% for 1997, risk-free interest rates of approximately 5.66%, 5.27% and 6.24% for 1999, 1998 and 1997,
respectively, and an expected option life of 4.40 years for 1999, 3.05 years for 1998 and 3.72 years for 1997. The weighted average fair value at the date of grant for options granted during 1999, 1998 and 1997 is estimated as $6.61, $3.05 and $2.89 per share, respectively.

     The following table summarizes information regarding the stock options outstanding at December 31, 1999 (in thousands, except per share amounts):



Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                                                                                    Weighted
                                            Available      Outstanding Options       Average
                                               for      ------------------------     Exercise
                                              Grant      Number     Price Range       Price
                                              -----      ------     -----------       -----
BALANCE AT DECEMBER 31, 1996                  5,604       4,389     $.01-$14.875       $7.14
Granted                                      (2,539)      2,539     $4.375-$5.688      $5.45
Canceled                                        879        (879)    $5.250-$14.500     $9.15
Exercised                                         -          (3)    $0.600-$5.625      $4.79

BALANCE AT DECEMBER 31, 1997                  3,944                 $.01-$11.625       $6.14
Granted                                        (608)        608     $3.250-$5.6875     $5.04
Canceled                                        715        (715)    $5.375-$10.750     $3.13
Exercised                                         -        (153)    $0.600-$5.625      $3.13

BALANCE AT DECEMBER 31, 1998                  4,051       5,786     $.01-$11.625       $6.05
Granted                                        (689)        689     $4.3750-$11.0      $7.49
Canceled                                        397        (397)    $5.25-$10.5        $7.50
Exercised                                         -      (1,660)    $0.1-$11.625       $5.77
                                              -----

BALANCE AT DECEMBER 31, 1999                  3,759       4,418     $.01-$11.625       $6.26


Common Stock Warrants

     As of December 31, 1999, we had various warrants outstanding to purchase
3.0 million shares of Common Stock at exercise prices ranging from $2.50 to $10.00 per share, with a weighted average exercise price of $5.37 per share. As of December 31, 1999, all of these warrants were currently exercisable. These warrants expire in various years through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

Restricted Stock

     In 1999, we adopted the 1999 Restricted Stock Plan, under which we can issue up to 1,500,000 shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. As of December 31, 1999, we had 322,000 shares of restricted Common Stock issued and outstanding. The restrictions lapse over periods ranging from 1.5 to 5.5 years from the date of the grant. We recorded unearned compensation of $1.9 million for the value of the restricted stock, which is being amortized over the respective vesting periods. We also accrued a $1.3 million liability in 1999 for the pro-rata share of the estimated liability associated with certain tax reimbursement features of this Plan. We are in the process of replacing the tax reimbursement features related to certain of the grants with restricted stock unit grants.

13. SHAREHOLDER RIGHTS PLAN

     In December 1996, InterDigital's Board of Directors declared a distribution under its Shareholder Rights Plan of one right for each outstanding common share of InterDigital to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. The Plan was amended in a number of respects in March 2000. As amended, each right entitles shareholders to buy one one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 days after a non-exempt person or group owns or acquires more than 10% of InterDigital's outstanding Common Stock or a non-exempt person or group begins an offer for 10% or more of InterDigital's outstanding Common Stock or after a non-exempt person or group publicly announces an intent to acquire control over InterDigital and proposes in a proxy or consent solicitation to elect such a number of directors which, if elected, would represent a majority of the directors when compared with the Independent Directors continuing to serve on the Board. In general, in the event that InterDigital is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of InterDigital) having a current market value equal to two times the exercise price of the Right.

14. INCOME TAXES:

     The 1999 income tax provision includes a federal alternative minimum tax provision of $0.6 million and a foreign withholding tax provision of $2.6 million. The 1998 income tax provisions includes a federal alternative minimum tax provision of $0.9 million, a foreign withholding tax provision of $8.3 million. The 1997 income tax provision includes a current state tax provision of $34,000.

     At December 31, 1999, InterDigital had net operating loss carryforwards of approximately $95.6 million. Since realization of the tax benefits associated with these carryforwards is not assured, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 1999.

     The net operating loss carryforwards are scheduled to expire as follows:

       2002          $ 6.8 million
       2003           18.2 million
       2004           20.0 million
       2005           11.9 million
       thereafter     38.7 million
                     -------------
                     $95.6 million
                     =============

     Pursuant to the Tax Reform Act of 1986, annual use of InterDigital's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of InterDigital's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. InterDigital believes that no ownership change for purposes of Section 382 occurred up to and including December 31, 1999. InterDigital's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalent and Investments.

     We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss with respect to its investment portfolio.

     The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are expected to mature in 2000.

                                     (in thousands)
         Cash equivalents...................................$14,592
           Average interest rate...............................5.5%
         Short-term investments..............................68,550
           Average interest rate...............................5.2%
         Total portfolio....................................$83,142
           Average interest rate...............................5.3%

Long-term Debt.

     The table below sets forth information about our long-term debt obligation, by expected maturity dates.

                                                                Expected Maturity Date
                                                                     December 31,
                             ---------------------------------------------------------------------------------------------
                               2000              2001             2002     2003 and beyond           Total       Fair Value
                               ----              ----             ----     ---------------           -----       ----------
Fixed Rate                   $446,000         $326,000          $146,000      $2,087,000          $3,005,000      $3,005,000
Weighted Average                 8.51%            7.41%             8.30%           8.28%               8.50%
Interest Rate

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

     Information concerning executive officers appears under the caption Item 1. "Business. Executive Officers" in Part I of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS-Nominees for Election to the Board of Directors for a Three Year Term Expiring at 2002 Annual Meeting" to but not including "-Committees and Meetings of the Board of Directors" in InterDigital's proxy statement to be filed with the Commission within 120 days after the close of InterDigital's fiscal year ended December 31, 1999 and forwarded to shareholders prior to the 2000 annual meeting of shareholders (the "Proxy Statement").

     Information in the two paragraphs immediately following the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

     Information following the caption "Executive Compensation-Summary Compensation Table" to but not including the caption "Shareholder Return Performance Graph" and information following the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information following the caption "Security Ownership of Certain Beneficial Owners" to but not including the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

     None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

         (1)   Financial Statements

         (2)   Financial Statements

         (3) The Index to Financial Statements and Schedules and the Financial Statements begin on page 27.

         *2.1 Plan of Merger by and among InterDigital, Patents Corp. and Merger Co. dated as of August 16, 1996 (Exhibit 2 to InterDigital's Registration Statement No. 333-10521 filed on August 20, 1996).

          2.2 Plan of Merger by and between InterDigital and Patents Corp. dated December 3, 1999.

         *3.1 Restated Articles of Incorporation, (Exhibit 3.1 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

          3.2  By-laws, as amended March 2, 2000.

         *4.1 Rights Agreement between InterDigital and American Stock Transfer & Trust CO., ("AST") (Exhibit 4 to InterDigital's Current Report on Form 8-K filed on December 31, 1987).

         *4.2 Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

         *4.3 Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

          4.4 Amendment No. 3 to the Rights Agreement between InterDigital and AST.

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

        *10.5 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated October 21,
               1992).

        *10.6 1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1992).

        *10.7 1995 Employee Stock Option Plan, as amended (Exhibit 10.7 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1997(the "1997 Form 10-K")).

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

        *10.9 Amendment #2 to the Employee Stock Purchase Plan (Exhibit 10.9 to the 1997 Form 10-K).

        *10.10 Amendment #1 to the Employee Stock Purchase Plan (Appendix to
               InterDigital's Proxy Statement filed May 23, 1996).

        *10.11 Employee Stock Purchase Plan (Exhibit 10.52 to InterDigital's
               Registration Statement No. 33-65630 filed June 6, 1993).


        *10.12 Master Agreement among InterDigital, ITC, and Siemens dated
               December 16, 1994 (Exhibit 99.1 to InterDigital's Current Report on Form 8-K dated December 16, 1994 the ("December 1994 8-K")).**

        *10.13 Patent License Agreement among InterDigital, ITC and Siemens dated December 16, 1994 (Exhibit 99.2 to the December 1994 Form 8-K).**

        *10.14 TDMA/CDMA Development and Technical Assistance Agreement between
               InterDigital and Siemens dated December 16, 1994 (Exhibit 99.3 to the December 1994 Form 8-K).**

        *10.15 Cooperation Agreement between InterDigital and Siemens dated
               December 1994 (Exhibit 99.5 to the December 16, 1994 Form 8-K).**

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

        *10.18 Employment Agreement dated November 18, 1996 by and between
               InterDigital Communications Corporation and Charles Tilden (Exhibit 10.26 to the 1996 Form 10-K).

        *10.19 Employment Agreement dated June, 1997 by and between InterDigital and Joseph Gifford (Exhibit 10.33 to the September 1997 Form 10-Q).

        *10.20 Employment Agreement dated May 7, 1997 between InterDigital and
               Mark Lemmo (Exhibit 10.32 to InterDigital's Quarterly Report for the quarter ended March 31, 1997).

        *10.21 Employment Agreement dated September 3, 1998 by and between
               InterDigital and William Merritt (Exhibit 10.23 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

        *10.22 Employment Agreement dated November 16, 1998 by and between
               InterDigital and Richard Fagan (Exhibit 10.24 to the 1998 Form 10-K).

        *10.23 Separation and Confidentiality Agreement dated September 23,
               1999 by and between InterDigital and William A. Doyle (Exhibit
               10.25 to InterDigital's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1999).

         10.24 1999 Restricted Stock Plan.

         10.25 Amendment to 1995 Stock Option Plan for Employees and Outside Directors.

         21    Subsidiaries of InterDigital.

         23.1  Consent of Arthur Andersen LLP.

         27    Financial Data Schedule.

---------------

*  Incorporated by reference to the previous filing indicated.

** Confidential treatment has been granted for portions of these agreements.

     (b) Reports filed on Form 8-K during the last quarter of 1999:

         None.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Charged
                                 Balance         to Costs                       Balance at
                               Beginning of         and                           End of
Description                       Period         Expenses      Deductions         Period
-----------                       ------         --------      ---------          ------
1999
Allowance for
uncollectible accounts             $975              --           $502              $473

1998
Allowance for
uncollectible accounts             $897           $  87           $  6              $975

1997
Allowance for
uncollectible accounts             $558           $ 508           $169              $897

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                           INTERDIGITAL COMMUNICATIONS
                           CORPORATION


                           By: /s/Howard E. Goldberg
                               -------------------------------------------------
                               Howard E. Goldberg
                               Interim President and Principal Executive Officer


                           By: /s/Richard J. Fagan
                               -------------------------------------------------
                               Richard J. Fagan
                               Executive Vice President and
                               Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.


Date: March 29, 2000                        /s/ D. Ridgely Bolgiano
                                            ------------------------------------
                                            D. Ridgely Bolgiano, Director


Date: March 29, 2000                        /s/ Harry Campagna
                                            ------------------------------------
                                            Harry Campagna, Director


Date: March 29, 2000                        /s/ Steven Clontz
                                            ------------------------------------
                                            Steven Clontz, Director


Date: March 29, 2000                        /s/ Joseph S. Colson, Jr.
                                            ------------------------------------
                                            Joseph S. Colson, Jr., Director


Date: March 29, 2000                        /s/ Robert Roath
                                            ------------------------------------
                                            Robert Roath, Director

                                  EXHIBIT INDEX

Exhibit No.       Description

2.2               Plan of Merger by and between InterDigital and Patents Corp.
                  dated December 3, 1999.

3.2               By-laws, as amended March 2, 2000.

4.4 Amendment No. 3 to the Rights Agreement between InterDigital and Ast.

10.23             1999 Restricted Stock Plan.

10.25             Amendment to the 1995 Stock Option Plan for Employees and
                  Outside Directors.

21                Subsidiaries of InterDigital.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule.