Form 10-Q
period 2000-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2000-05-15
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

  or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________

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

                                  Yes X     No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



   Common Stock, par value $.01 per share            52,988,049 shares
   --------------------------------------      -----------------------------
                    Class                      Outstanding at April 30, 2000

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                          PAGES
                                                                          -----


Part  I - Financial Information:

     Item 1. Consolidated Financial Statements (unaudited)                    3

             Consolidated Balance Sheets -                                    3
               March 31, 2000 and December 31, 1999

             Consolidated Statements of Operations -                          4
               Three Months Ended March 31, 2000 and 1999

             Consolidated Statements of Cash Flows -                          5
               Three Months Ended March 31, 2000 and 1999

             Notes to Consolidated Financial Statements                       6

     Item 2. Management's Discussion and Analysis of                          8
               Financial Condition and Results of Operations

     Item 3. Quantitative And Qualitative Disclosure About Market Risk       11


Part II - Other Information:                                                 12

     Item 1.  Legal Proceedings                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12

PART I -   FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                     MARCH 31,      DECEMBER 31,
ASSETS                                                                 2000            1999
                                                                     ---------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $  28,376       $  14,592
    Short term investments                                              71,981          68,550
    Accounts receivable                                                  9,498          10,884
    Inventories                                                            788           3,092
    Other current assets                                                 6,171          11,625
                                                                     ---------       ---------
      Total current assets                                             116,814         108,743
                                                                     ---------       ---------
    Property, plant and equipment, net                                   7,570           7,393
    Patents, net                                                         9,664           9,723
    Long term deposits                                                     227             284
    Other                                                                  466             428
                                                                     ---------       ---------
                                                                        17,927          17,828
                                                                     ---------       ---------
                                                                     $ 134,741       $ 126,571
                                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long term debt                                $     431       $     446
    Accounts payable                                                     3,461           2,454
    Accrued compensation and related expenses                            2,126           4,326
    Deferred revenue                                                       147              69
    Foreign and domestic taxes payable                                     967           1,093
    Other accrued expenses                                               3,423           4,857
                                                                     ---------       ---------
     Total current liabilities                                          10,555          13,245
LONG-TERM DEBT                                                           2,459           2,559
OTHER NON-CURRENT LIABILITIES                                              960           1,260
                                                                     ---------       ---------
TOTAL LIABILITIES                                                       13,974          17,064
                                                                     ---------       ---------
SHAREHOLDERS' EQUITY:
    Preferred Stock $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 55 and 102 shares issued and
      outstanding                                                            6              10
    Common Stock, $.01 par value, 100,000 shares authorized,
      53,217 shares and 50,985 shares issued and
      outstanding                                                          532             510
    Additional paid-in capital                                         260,637         249,976
    Accumulated deficit                                               (133,171)       (133,588)
    Unearned Compensation                                               (1,605)         (1,769)
                                                                     ---------       ---------
                                                                       126,399         115,139
    Treasury stock, 1,042 and 50 shares held at cost                    (5,632)         (5,632)
                                                                     ---------       ---------
    Total shareholders' equity                                         120,767         109,507
                                                                     ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 134,741       $ 126,571
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

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
REVENUES:
    Product                                            $  4,558        $  1,097
    Licensing and strategic partner                       7,648          34,045
                                                       --------        --------
                                                         12,206          35,142
                                                       --------        --------
COST OF PRODUCT AND OPERATING EXPENSES:
    Cost of product                                       3,826           1,695
    Sales and marketing                                   1,521             955
    General and administrative                            2,668           1,518
    Patents administration and licensing                   (450)          2,797
    Development                                           5,443           5,598
                                                       --------        --------
                                                         13,008          12,563
                                                       --------        --------
    Income (loss) from operations                          (802)         22,579

INTEREST INCOME (EXPENSE):
    Interest income                                       1,651             832
    Interest and financing expenses                         (67)            (90)
                                                       --------        --------
    Income before income taxes                              782          23,321

INCOME TAX PROVISION                                       (331)         (2,096)
                                                       --------        --------
    Net income                                              451          21,225

PREFERRED STOCK DIVIDENDS                                   (34)            (64)
                                                       --------        --------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS           $    417        $ 21,161
                                                       ========        ========
NET INCOME PER COMMON SHARE - BASIC                    $   0.01        $   0.44
                                                       ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                           51,290          48,424
                                                       ========        ========
NET INCOME PER COMMON SHARE - DILUTED                  $   0.01        $   0.43
                                                       ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                         56,046          48,855
                                                       ========        ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS CASH FLOWS
                                 (in thousands)


                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $    417       $ 21,225
    Adjustments to reconcile net income to net
      cash provided by operating activities-
        Depreciation and amortization                                       1,041          1,222
        Deferred revenue                                                       78         (1,554)
        Amortization of unearned compensation                                 164             --
        Decrease (increase) in assets -
           Receivables                                                      1,386         12,588
           Inventories                                                      2,304            640
           Other current assets                                             5,454              9
        Increase (decrease) in liabilities
           Accounts payable                                                 1,007           (515)
           Accrued compensation                                            (2,200)        (1,324)
           Other accrued expenses                                          (1,860)        (1,854)
                                                                         --------       --------
        Net cash provided by operating activities                           7,791         30,437
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                         (3,431)       (45,185)
    Purchase of property and equipment                                       (832)          (742)
    Patent costs                                                             (327)          (159)
    Other non-current assets                                                   19            (18)
                                                                         --------       --------
    Net cash used in investing activities                                  (4,571)       (46,104)
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                          10,679             --
    Payments on long-term debt, including capital lease obligations          (115)          (248)
    Cash dividends on Preferred Stock                                          --            (64)
                                                                         --------       --------
    Net cash provided by (used in) financing activities                    10,564           (312)
                                                                         --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       13,784        (15,979)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             14,592         20,059
                                                                         --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 28,376       $  4,080
                                                                         ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                        $     64       $     84
                                                                         ========       ========
    Income taxes paid, including foreign withholding taxes               $    456       $  3,175
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (the "Company" or "InterDigital") as of March 31, 2000, and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.  LITIGATION:

     InterDigital and InterDigital Technology Corporation ("ITC"), a wholly owned subsidiary, are parties to a certain patent-related litigation in which ITC is asserting that a certain third party infringes ITC's patents. ITC generally is seeking injunctive relief and monetary damages. The alleged infringer generally seeks declarations that ITC's patents are invalid and/or that its products do not infringe ITC's patents as well as monetary damages. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

     Also, InterDigital is party to litigation in which a former distributor of UltraPhone(R) systems is claiming a breach of contract to team to supply, and to supply UltraPhone systems in Kenya and for fraudulent representation as to our future plans for the product. The plaintiff seeks both injunctive relief as well as damages in the form of direct, indirect and consequential damages. We have asserted a counterclaim for past due balances. The case is currently in discovery.

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

3. REVENUES BY GEOGRAPHY:

     Revenues by geographic area are as follows (in thousands):

                                        Three Months
                                           Ended
                                         March 31,
                                   ---------------------
                                     2000          1999
                                   -------       -------
     U.S.                          $   240       $   325
     Non U.S.                       11,966        34,817
                                   -------       -------
                                   $12,206       $35,142
                                   =======       =======

     In the three months ended March 31, 2000, 63% of InterDigital's total revenues were derived from licensing and strategic partner activities. These revenues consisted of $4.3 million from recurring royalties, and recognition of $3.3 million related to development activities for Nokia. During the same period in 1999, licensing and strategic partner revenue accounted for 97% of InterDigital's total revenue and consisted of $0.6 million in recurring royalties, the recognition of $1.9 million from strategic partners and $31.5 million from new licensing agreements.

4. NET INCOME PER SHARE:

     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:


                                                           (In thousands, except per share data)

                                         Three Months Ended March 31, 2000               Three Months Ended March 31, 1999
                                    -----------------------------------------      --------------------------------------------
                                      Income         Shares         Per-Share        Income           Shares          Per-Share
                                    (Numerator)   (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                                    -----------   -------------     ---------      -----------     -------------      ---------
Income per Share-Basic:
  Income available to
    common stockholders                $417          51,290          $ .01           $21,161          48,424           $ 0.44

Effect of Dilutive Options and
   Warrants                             --            4,756             --                --             431            (0.01)
                                       ----          ------            ---           -------          ------             ----

Income per Share-Diluted:
  Income available to
    common stockholders +
      dilutive effects of options
      and warrants                     $417          56,046          $ .01           $21,161          48,855           $ 0.43
                                       ====          ======            ===           =======          ======             ====

     During the three months ended March 31, 2000, there were 0.7 million options to purchase common stock outstanding that were excluded from the computation of diluted earnings per share because they are antidilutive. Options and warrants to purchase Common Stock were also outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted net income/loss per share because they were antidilutive.

5. NEW ACCOUNTING PRONOUNCEMENTS:

     In the second quarter of 2000, we plan to modify our recognition policy in response to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which applies to all U.S. companies, that was issued by the Securities and Exchange Commission ("SEC") in December, 1999. SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company has delivered the license and has no remaining obligations. Following SAB No. 101 guidance, we expect to record a cumulative change in accounting principle in the second quarter of 2000 to defer the portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of December 31, 2000. Thereafter, we will recognize the revenue associated with the deferred pre-payments generally as such royalty pre-payments are exhausted by the licensees through current product sales. The amount of the expected cumulative change in accounting principle is currently expected to be in the $19 to $31 million range, depending upon analysis and interpretation of royalty reports provided by our licensees. This change in accounting policy will not affect cash flows or the amount of earnings the Company will ultimately recognize.

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

     Through 1999, we were also engaged in the development, marketing, sales and servicing of WLL equipment utilizing our technology. We developed, marketed and sold a TDMA-based WLL system known as the UltraPhone(R) system. We also developed a CDMA-based WLL system, known as the Truelink(TM) system, which utilized wideband CDMA technology. As part of our WLL development and marketing efforts, we entered into strategic alliance agreements with Siemens AG (in
1994), Samsung Electronics Co., Ltd. (in 1996), and Alcatel Espana (in 1998) involving the Company's proprietary B-CDMA(TM) WLL technology.

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

     In 1999, we also initiated a self-funded research and development effort to develop building blocks for FDD technology, another component of the wideband CDMA protocols included in the 3G Standard. The FDD program builds off of our extensive B-CDMA technology development efforts.

     We plan to market system-on-a-chip ASICs and components related to our FDD and TDD technology to equipment producers worldwide. We also plan to generate revenues from the licensing of the TDD and FDD technologies and patents to third parties, as well as providing specialized engineering services to equipment producers centered around these technologies. Our ability to derive future revenues will be affected by other factors detailed elsewhere in this Quarterly Report. (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

     As a result of the decline in the rural fixed and wireless access market and the anticipated emergence of 3G standards in 1999, we ceased further development and sales activities with regard to WLL equipment. In 1999, Siemens withdrew from the B-CDMA Alliance. In April 1999, Alcatel informed us that it was also withdrawing from our B-CDMA technology development project, on the same basis. As a result of Alcatel's and Siemens' decisions as well as our own assessment of the WLL market, we decided to reduce our resource commitment to B-CDMA technology development.

     In 1999, we also decided to discontinue the manufacture of the UltraPhone system. We sustained significant losses over the life of the UltraPhone product line due to our inability to achieve sufficient sales volumes and the need to continue to consistently upgrade and re-engineer the product, at significant expense. We expect final shipments will be completed by June 2000 at which point we expect to fully exit the business.

     Over the course of the next few years, we expect the variability in our revenues and, consequently, our cash flow to continue due to the timing and amount of sales by our TDMA and CDMA licensees. We expect to continue to experience considerable fluctuations in quarterly and annual operating results in the future due to variations in the amount and timing of recognition of TDMA and CDMA license, royalty and development fees. (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     We generated positive cash flows from operating activities of $7.8 million in the first quarter of 2000 compared to $30.4 million in the same period in 1999. The high level of positive operating cash flow in the first quarter of 1999 resulted from cash receipts arising from a first quarter 1999 license agreement with Nokia and fourth quarter 1998 agreements with Kokusai and Sanyo. The positive operating cash flow in the first quarter of 2000 was mainly due to the net effect of positive earnings and related non-cash charges, reductions in accounts receivable and inventory levels and collection of receivables related to the resolution of a performance bond on a previous contract and options exercised in late 1999.

     Net cash used in investing activities decreased to $4.6 million in the first quarter of 2000 from $46.1 million in the comparable period of 1999. The decrease was due primarily to a lower level of additional investment of funds in short-term, highly liquid assets in 2000 ($3.4 million in 2000 versus $45.2 million in 1999). Investments in property and equipment and patents were $1.2 million in the first quarter of 2000 as compared to $0.9 million in the first quarter of 1999.

     During the first quarter of 2000, net cash provided by financing activities was $10.6 million as compared to $0.3 million used in the first quarter of 1999. The increase resulted from net proceeds of $10.7 million related to option and warrant exercises.

     As of March 31, 2000 we had $100.4 million of cash, cash equivalents and short-term investments, compared to $83.1 million as of December 31, 1999. Our working capital excluding cash, cash equivalents and short-term investments decreased to $5.9 million from $12.4 at year-end 1999 principally as a result of the aforementioned decreases in receivables and inventory.

     We are capable of supporting our operating requirements during the remainder of 2000 through internally generated funds. Should the need arise to fund new development activities, contingency resolution, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

     We believe that our remaining investment in inventories at March 31, 2000 is realizable based on outstanding orders to be shipped in the second quarter of 2000. Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to other assets, we believe that the value of our patents is at least equal to the value included in the March 31, 2000 balance sheet.

RESULTS OF OPERATIONS

First Quarter of 2000 Compared to the First Quarter of 1999

Revenues

     Revenues in the first quarter of 2000 totaled $12.2 million compared to $35.1 million in last year's first quarter. The decrease in first quarter 2000 relates to a lower amount of licensing revenue from new sources. In 2000, we recognized $4.3 million from recurring royalties, $3.3 million in specialized engineering services and $4.6 million in product revenues. In 1999, new licensee revenue related to an agreement with Nokia was $31.5 million, recurring royalties were $0.6 million, strategic partner revenue was $1.9 million and product revenue was $1.1 million. The increase in recurring royalties resulted from a higher number of licensees who have exhausted prepayments and are now on a current basis. The product revenues in the first quarter of 2000 primarily relate to a final order of UltraPhone systems. We expect final shipments in the second quarter of 2000, after which we expect to fully exit the business.

Cost of Product

     Cost of product revenues increased 126% to $3.8 million from $1.7 million in the first quarter of 1999. The increase reflects costs associated with higher product sales levels in the first quarter of 2000.

Other Operating Expenses

     Sales and marketing expenses increased 59% in the first quarter of 2000 to $1.5 million from $1.0 million in last year's first quarter. The increase was principally due to increased expenses associated with strategic marketing analysis activities.

     General and administrative expenses were $2.7 million in the first quarter of 2000, as compared to first quarter 1999 expenses of $1.5 million. The 76% increase primarily resulted from higher costs related to a variety of corporate planning initiatives.

     Patents administration and licensing expenses decreased to ($0.5) million during the first quarter of 2000 as compared to $2.8 million during the same period in 1999. The decrease resulted from a recovery under our insurance policies of over $1.5 million of previous year expenses associated with the Ericsson litigation. In February 2000, we and our insurers defined a method, timing and limitation of reimbursement for covered litigation expenses.

     Development expenses for the first quarter of 2000 decreased slightly to $5.4 million as compared to $5.6 million during the first quarter of 1999. The decrease reflects the absence of certain costs incurred in 1999 related to the B-CDMA technology development program. We expect costs in this area to increase over the course of the year as we further invest in resources to support 3G development efforts.

Other Income and Expense

     Interest income for the first quarter of 2000 was $1.7 million as compared to $0.8 million for the first quarter of 1999. The increase principally resulted from higher average invested cash balances in the first quarter of 2000 as compared to the same period in 1999. Interest expense for the three month period ended March 31, 2000 of $67,000 was slightly lower than first quarter 1999 levels.

Plan to Modify Revenue Recognition Policy

     In the second quarter of 2000, we plan to modify our recognition policy in response to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which applies to all U.S. companies, that was issued by the Securities and Exchange Commission ("SEC") in December, 1999. SAB No. 101 expresses the views of the SEC in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company has delivered the license and has no remaining obligations. Following SAB No. 101 guidance, we expect to record a cumulative change in accounting principle in the second quarter of 2000 to defer the portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of December 31, 2000. Thereafter, we will recognize the revenue associated with the deferred pre-payments generally as such royalty pre-payments are exhausted by the licensees through current product sales. The amount of the expected cumulative change in accounting principle is currently expected to be in the $19 to $31 million range, depending upon analysis and interpretation of royalty reports provided by our licensees. This change in accounting policy will not affect cash flows or the amount of earnings the Company will ultimately recognize.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis contains forward looking statements reflecting, among other things, InterDigital's current beliefs and expectations as to its business objectives, timing of 3G market development, standards, sources of and variability in revenue streams, ability to support operating requirements, ability to obtain financing, and completion of UltraPhone(R) system business. Words such as "expects", "plan", "believes", and "expect", variations of such words, and words with similar meaning or connotations are intended to identify such forward looking statements.

     Such statements are subject to risks and uncertainties. InterDigital cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, InterDigital's ability to refocus its resources on 3G and market system-on-a-chip ASICs and components may be affected by general economic and industry specific conditions, the Company's ability to achieve its development goals and the abilities of certain third parties to meet InterDigital's expectations and commitments, its ability to enter into additional alliances, strategic engineering relationships and/or licenses for its patents and other intellectual property on acceptable terms, its ability to retain or hire adequate personnel, changes in standards, adverse court decisions and the costs related to enforcement of its patent rights. Sources and fluctuations in revenues may be affected by the length and variability of negotiating cycles for partnership and licensing agreements, changes in markets for our technology arising from the rapid changes in technology development generally, our ability to enter into new license or partnership agreements either at all or on acceptable terms, the ability to enforce existing license agreements and intellectual property rights, the outcomes of patent related litigation and proceedings, and the levels of sales by licensees. InterDigital's ability to support its operating requirements could be affected by shifts in InterDigital's strategies as well as the above risk factors. InterDigital's ability to obtain external financing should the need arise could be impacted by then current economic conditions and its ability to secure acceptable terms. Ability to make final shipments and exit the UltraPhone product business could be delayed by adverse outcome of the pending Cavalier litigation. (See Part II, Item 1. "Legal Proceedings"). In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to InterDigital at this time. InterDigital undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1999 Form 10-K.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, InterDigital is a party to a lawsuit involving Ericsson Inc. In April, 2000 the "Markman" hearing took place before a Special Master. The Special Master will make recommendations to the Court as to the meaning of certain terms contained in the patents in the lawsuit. His recommendations are not expected until later this year.

     Also as reported in the Company's most recent Form 10-K, the Company is a party to a lawsuit involving Cavalier Technologies and Consultants Ltd. in which Cavalier seeks damages in the form of direct and indirect damages and lost profits. Cavalier also seeks injunctive relief preventing InterDigital from shipping remaining inventory of UltraPhone equipment to other customers. In discovery Cavalier has suggested it may seek extraordinary damages the basis of which the Company believes is frivolous. InterDigital intends to vigorously defend the suit. While we cannot predict the outcome of the litigation, InterDigital believes it has strong defenses against the claim brought by Cavalier.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of exhibits filed as part of the Form 10-Q.

         Exhibit 27         Financial Data Schedule

     (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 2000:

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTERDIGITAL COMMUNICATIONS CORPORATION


Date: May 15, 2000                         /s/ Mark Gercenstein
                                                --------------------------------
                                                Mark Gercenstein, Chief
                                                Executive Officer


Date: May 15, 2000                         /s/ R. J. Fagan
                                            ------------------------------------
                                            Richard J. Fagan, Executive Vice
                                            President and Chief Financial
                                            Officer