Form 10-Q
period 2000-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2000-08-14
CIK 354913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000 or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

                         -------------------------------

Commission File Number 1-11152

                     INTERDIGITAL COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                        23-1882087
-------------------------------                           ------------------
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

                  Yes    X                                    No
                      ---------                                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $.01 per share                     52,696,162
--------------------------------------             ----------------------------
                  Class                            Outstanding at July 31, 2000

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                PAGES
                                                                                -----
Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements  (unaudited):                     3

                  Consolidated Balance Sheets -
                   June 30, 2000 and December 31, 1999                            3

                  Consolidated Statement of Operations -
                   Three and Six Months Ended June 30, 2000 and 1999              4

                  Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2000 and 1999                        5

                  Notes to Consolidated Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   9

     Item 3.  Quantitative And Qualitative Disclosure About Market Risk          12


Part II - Other Information:

     Item 1.  Legal Proceedings                                                  13

     Item 4.  Submission of Matters to a Vote of Security Holders                13

     Item 6.  Exhibits and Reports on Form 8-K                                   13


PART I -   FINANCIAL INFORMATION
Item I.    FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                JUNE 30,               DECEMBER 31,
ASSETS                                                          2000                       1999
------                                                      ------------              --------------
CURRENT ASSETS:
    Cash and cash equivalents                               $    25,145               $    14,592
    Short term investments                                       69,145                    68,550
    Accounts receivable                                          13,652                    10,884
    Inventories                                                      --                     3,092
    Other current assets                                         10,917                    11,625
                                                            -----------               -----------
      Total current assets                                      118,859                   108,743
                                                            -----------               -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                9,054                     7,393
PATENTS, NET                                                      9,703                     9,723
LONG TERM DEPOSITS                                                  227                       284
OTHER                                                               425                       428
                                                            -----------               -----------
                                                                 19,409                    17,828
                                                            -----------               -----------

TOTAL ASSETS                                                $   138,268               $   126,571
                                                            ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long term debt                       $       409               $       446
    Accounts payable                                              1,956                     2,454
    Accrued compensation and related expenses                     3,187                     4,326
    Deferred revenue                                              6,666                        69
    Foreign and domestic taxes payable                            1,229                     1,093
    Other accrued expenses                                        3,433                     4,857
                                                            -----------               -----------
     Total current liabilities                                   16,880                    13,245
LONG-TERM DEBT                                                    2,364                     2,559
LONG-TERM DEFERRED REVENUE                                       27,198                        --
OTHER NON-CURRENT LIABILITIES                                        --                     1,260
                                                            -----------               -----------

TOTAL LIABILITIES                                                46,442                    17,064
                                                            -----------               -----------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock $.10 par value, 14,399 shares authorized-
    $2.50 Convertible Preferred, 55 and 102 shares issued and
     outstanding                                                      5                        10
    Common Stock, $.01 par value, 100,000 shares authorized,
     53,650 shares and 50,985 shares issued and
     outstanding                                                    537                       510
    Additional paid-in capital                                  266,282                   249,976
    Accumulated deficit                                        (163,459)                 (133,588)
    Unearned Compensation                                        (5,907)                   (1,769)
                                                            -----------               -----------
                                                                 97,458                   115,139
    Less Treasury stock, 1,042 held at cost                       5,632                     5,632
                                                            -----------               -----------
    Total shareholders' equity                                   91,826                   109,507
                                                            -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $   138,268               $   126,571
                                                            ===========               ===========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
REVENUES:
    Product                                       $  1,076       $    427       $  5,634       $  1,524
    Licensing and strategic partner                 10,556         11,919         19,842         45,964
                                                  --------       --------       --------       --------
                                                    11,632         12,346         25,476         47,488
                                                  --------       --------       --------       --------
COST OF PRODUCT AND OPERATING EXPENSES:
    Cost of product                                  1,374          1,302          5,200          2,997
    Sales and marketing                                727            711          2,248          1,666
    General and administrative                       3,206          1,922          5,874          3,440
    Patents administration and licensing             1,746          1,527          1,337          4,324
    Development                                      6,445          5,108         11,888         10,706
    Repositioning Charges                             --            1,213           --            1,213
                                                  --------       --------       --------       --------
                                                    13,498         11,783         26,547         24,346
                                                  --------       --------       --------       --------
    Income (loss) from operations                   (1,866)           563         (1,071)        23,142

INTEREST INCOME (EXPENSE):
    Interest income                                  1,376            973          3,027          1,805
    Interest and financing expenses                    (68)           (83)          (135)          (173)
                                                  --------       --------       --------       --------
    Income (loss) before income taxes                 (558)         1,453          1,821         24,774

INCOME TAX PROVISION                                  (511)           (29)        (1,091)        (2,125)
                                                  --------       --------       --------       --------
    Net income (loss)                               (1,069)         1,424            730         22,649

PREFERRED STOCK DIVIDENDS                              (35)           (64)           (69)          (128)
                                                  --------       --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE               (1,104)         1,360            661         22,521

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                --             --        (30,532)            --
                                                  --------       --------       --------       --------

NET INCOME (LOSS)                                 $ (1,104)      $  1,360       $(29,871)      $ 22,521
                                                  ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE - BASIC        $  (0.02)      $   0.03       $   0.01       $   0.46
                                                  ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC        $  (0.02)      $   0.03       $  (0.58)      $   0.46
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC                             51,654         48,323         51,472         48,433
                                                  ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE - DILUTED             $  (0.02)      $   0.03       $  (0.01)      $   0.46
                                                  ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED      $  (0.02)      $   0.03       $  (0.58)     $   0.46
                                                  ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - DILUTED                           51,654         48,323         51,472         48,433
                                                  ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                 (in thousands)

                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $(29,802)      $ 22,649
    Adjustments to reconcile net income to net
      cash provided by operating activities-
        Depreciation and patent amortization                                2,123          2,443
        Deferred revenue                                                   33,795         (2,380)
        Amortization of Unearned Compensation                                 861           --
        Repositioning charges                                                --            1,213
        Decrease (increase) in assets -
           Receivables                                                     (2,768)        10,995
           Inventories                                                      3,092          1,073
           Other current assets                                               708           (870)
        Increase (decrease) in liabilities
           Accounts payable                                                  (498)        (3,034)
           Accrued compensation                                            (1,139)        (1,212)
           Other accrued expenses                                          (2,548)        (1,701)
                                                                         --------       --------

        Net cash provided by operating activities                           3,824         29,176
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                           (595)       (39,255)
    Purchase of property and equipment                                     (3,002)          (958)
    Patent costs                                                             (762)          (429)
    Other non-current assets                                                   60             31
                                                                         --------       --------

    Net cash provided by (used in) investing activities                    (4,299)       (40,611)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                          11,329            194
    Lease obligations incurred                                               --             --
    Payments on long-term debt, including capital lease obligations          (232)          (442)
    Cash dividends on Preferred Stock                                         (69)           (56)
    Purchase of Treasury Stock                                               --           (1,237)
                                                                         --------       --------

    Net cash provided by (used in) financing activities                    11,028         (1,541)
                                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       10,553        (12,976)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             14,592         20,059
                                                                         --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 25,145       $  7,083
                                                                         ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                        $    131       $    159
                                                                         ========       ========
    Income taxes paid, including foreign withholding taxes               $    456       $  3,711
                                                                         ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION:
    ---------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (the "Company" or "InterDigital") as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.  LITIGATION:
    -----------

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

     Also, InterDigital is party to litigation in which a former distributor of UltraPhone(R) systems is claiming a breach of contract to team to supply, and to supply UltraPhone(R) systems in Kenya and for fraudulent representation as to our future plans for the product. The plaintiff seeks both injunctive relief as well as damages in the form of direct, indirect and consequential damages. We have asserted a counterclaim for past due balances. The case is in the process of being scheduled for trial.

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

3.  MODIFICATION OF REVENUE RECOGNITION POLICY:
    ------------------------------------------

     In the second quarter of 2000, we modified our recognition policy in response to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" that was issued by the Securities and Exchange Commission ("SEC") in December, 1999. SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we reflected in our six months results a net after tax cumulative effect of change in accounting principle of $30.5 million to defer the net portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of January 1, 2000. In the first half of 2000, we recognized approximately $3.3 million and $2.7 million of revenue and earnings, respectively, on a post-SAB No. 101 basis related to the deferred amounts. The impact in the first and second quarters of 2000 of these amounts was equal. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts as licensee product sales occur.

4.  REVENUES:
    ---------

     The Company generates the vast majority of its revenues from licensees and other customers located outside the United States. These revenues are paid in U.S. dollars and are not subject to foreign exchange transaction risk.

     In the three months ended June 30, 2000, 91% of InterDigital's total revenues were derived from licensing and strategic partner activities. These revenues consisted of $5.8 million from recurring royalties ($4.2 million on a pre-SAB No. 101 basis) and $4.7 million related to development activities for Nokia. During the same period of 1999, licensing and strategic partner revenues accounted for 97% of InterDigital's total revenues and consisted of $0.2 million in recurring royalties, $3.8 million from development work and $7.9 million from new licensing agreements.

     For the six months ended June 30, 2000, 78% of InterDigital's total revenues were derived from licensing and strategic partner activities. These revenues consisted of $11.8 million from recurring royalties ($8.5 million on a pre-SAB No. 101 basis) and $8.1 million related to development activities for Nokia. In addition, $5.6 million of product revenue was generated in the first half of 2000 related to final orders of Ultraphone systems. During the same period of 1999, licensing and strategic partner revenues accounted for 97% of InterDigital's total revenues and consisted of $0.8 million in recurring royalties, $5.7 million from development work and $39.4 million from new licensing agreements.

5.  NET INCOME PER SHARE:
    ---------------------

     The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                             (In thousands, except per share data)
                                       Three Months Ended June 30, 2000                    Three Months Ended June 30, 1999
                                  -------------------------------------------      ---------------------------------------------
                                  Income (Loss)       Shares        Per-Share      Income (Loss)       Shares          Per-Share
                                   (Numerator)     (Denominator)      Amount        (Numerator)    (Denominator)        Amount
                                  -------------    -------------    ---------      -------------   -------------       ---------
Income per Share-Basic:
  Income (Loss) available to
     Common stockholders             $(1,104)         51,654          $(0.02)         $1,360           48,323             $0.03

Effect of Dilutive Options and
   Warrants                               --              --              --              --              258                --
                                     -------          ------          ------          ------           ------             -----

Income per Share-Diluted:
  Income (Loss) available to
     Common stockholders +
      dilutive effects of options
      and warrants                   $(1,104)         51,654          $(0.02)         $1,360           48,581             $0.03
                                     =======          ======          ======          ======           ======             =====

                                                             (In thousands, except per share data)
                                         Six Months Ended June 30, 2000                    Six Months Ended June 30, 1999
                                  -------------------------------------------      ---------------------------------------------
                                  Income (Loss)       Shares        Per-Share      Income (Loss)       Shares          Per-Share
                                   (Numerator)     (Denominator)      Amount        (Numerator)    (Denominator)        Amount
                                  -------------    -------------    ---------      -------------   -------------       ---------
Income per Share-Basic:
  Income available to
     Common stockholders             $(29,871)        51,472          $(0.58)         $22,521          48,310             $0.46

Effect of Dilutive Options and
   Warrants                                --             --              --               --             345                --
                                     --------         ------          ------          -------          ------             -----

Income per Share-Diluted:
  Income available to
     Common stockholders +
      dilutive effects of options
      and warrants                   $(29,871)        51,472          $(0.58)         $22,521          48,778             $0.46
                                     ========         ======          ======          =======          ======             =====

      Options, warrants and restricted stock were outstanding in the three months and six months ended June 30, 2000, but were not included in the computation of diluted net income/loss per share because they were antidilutive.

       During the three months and the six months ended June 30, 1999, an additional 5.1 million options and 1.9 million warrants to purchase common stock outstanding were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        ----------

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document in addition to the Company's latest Annual Report on Form 10-K filed with the Securities Exchange Commission.

     We commenced operations in 1972. Since that time, we have been primarily engaged in research and development activities related to wireless digital communications technology, principally TDMA and CDMA technologies. We have established a substantial and significant library of patents and technology know-how related to such technologies.

     Through 1999, we were also engaged in the development, marketing, sales and servicing of Wireless Local Loop ("WLL") equipment utilizing our technology. We developed, marketed and sold a proprietary TDMA-based WLL system known as the UltraPhone system. We also developed a proprietary CDMA-based WLL system, known as the Truelink(TM) system, which utilized wideband CDMA technology. As part of our WLL development and marketing efforts, we entered into strategic alliance agreements with Siemens AG (in 1994), Samsung Electronics Co., Ltd. (in 1996), and Alcatel Espana (in 1998) involving the Company's proprietary wideband CDMA WLL technology, which it trademarked B-CDMA(TM) technology.

     In the first half of 1999, we made a major shift in our business strategy by dedicating our resources into the emerging Third Generation ("3G") market. The proposed 3G technologies incorporate wideband CDMA protocols as well as other CDMA and TDMA technologies. Industry analysts project that the first 3G products and services will be introduced in Japan in 2001, with services being offered in other parts of Asia, Europe and North America throughout this decade. The study group for International Telecommunications Union formally adopted the 3G standards in 1999, solidifying wideband CDMA as one of the fundamental technologies for 3G.

     As part of our shift, we sought to enter into arrangements with key equipment providers involving 3G technology and products. Executing on our business plan, we entered into a strategic engineering relationship with Nokia in 1999 involving the development of high data-rate technology. As part of the Nokia agreement, we will retain ownership rights over the technology we develop for Nokia. Also, included in the Nokia agreement were certain TDMA and CDMA licenses which are paid up generally through the project period. The agreement also provides a structure for determining patent royalty payments thereafter.

     In 1999, we also initiated a self-funded research and development effort to develop building blocks for Frequency Division Duplex (FDD) technology, another component of the wideband CDMA protocols included in the 3G Standard. The FDD program builds off of our extensive B-CDMA technology development efforts.

     We plan to market, either on our own or with a partner, system-on-a-chip ASICs and components related to our FDD and Time Division Duplex (TDD) technology to equipment producers worldwide. We also plan to generate revenues from the licensing of the TDD and FDD technologies and patents to third parties, as well as providing specialized engineering services to equipment producers centered around these technologies. Our ability to derive future revenues will be affected by other factors detailed elsewhere in this Quarterly Report. (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

     As a result of the decline in the rural fixed and wireless access market and the anticipated emergence of 3G standards in 1999, both Siemens and Alcatel withdrew from the B-CDMA Alliance(TM) in 1999. As a consequence of our partners' decisions and our own assessment of the WLL market, we decided to reduce our resource commitment to B-CDMA technology development. In 1999, we also decided to discontinue the manufacture of the UltraPhone system. We sustained significant losses over the life of the UltraPhone product line due to our inability to achieve sufficient sales volumes and the need to continue to consistently upgrade and re-engineer the product, at significant expense. Final shipments were completed in the second quarter of 2000 (excluding possible shipments of spare parts reserved for certain customers), and we have now fully exited the business.

     Over the course of the next few years, we expect the variability in our revenues and, consequently, our cash flow to continue due mainly to the timing and amount of sales by current and prospective TDMA and CDMA licensees. We expect to continue to experience considerable fluctuations in quarterly and annual operating results in the future due to variations in the amount and timing of recognition of TDMA and CDMA license, royalty and development fees. (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

     We generated positive cash flows from operating activities of $3.8 million in the first half of 2000 compared to $29.2 million in the same period in 1999. The high level of positive operating cash flow in the first half of 1999 resulted from cash receipts arising principally from a 1999 license agreement with Nokia. The positive operating cash flow in the first half of 2000 was mainly due to the positive cash earnings (net income plus depreciation and amortization) generated during the period.

     Net cash used in investing activities decreased to $4.3 million in the first half of 2000 from $40.6 million in the comparable period of 1999. The decrease was due primarily to a lower level of additional investment of funds in short-term, highly liquid assets in 2000. Investments in property and equipment and patents increased to $3.8 million in the first half of 2000 from $1.4 million in the first half of 1999. The increase in 2000 reflects increased development program and new information system investments.

     During the first half of 2000, net cash provided by financing activities was $11.0 million as compared to $1.5 million used in the first half of 1999. The increase resulted from net proceeds of $11.3 million related to option and warrant exercises.

     As of June 30, 2000, we had $94.3 million of cash, cash equivalents and short-term investments, compared to $83.1 million as of December 31, 1999. Our working capital excluding cash, cash equivalents and short-term investments decreased to $7.7 million from $12.4 at year-end 1999 principally as a result of the depletion of inventory related to exiting the wireless local loop business and the increase in deferred revenue resulting from changes recorded in response to SAB No. 101.

     We are capable of supporting our operating requirements during the remainder of 2000 through internally generated funds. Should the need arise to fund new development activities, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

     Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the value of our patents is at least equal to the value included in the June 30, 2000 balance sheet.

RESULTS OF OPERATIONS

Modification Of Revenue Recognition Policy

     In the second quarter of 2000, we modified our recognition policy in response to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" that was issued by the Securities and Exchange Commission ("SEC") in December, 1999. SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we reflected in our six months results a net after tax cumulative effect of change in accounting principle of $30.5 million to defer the net portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of January 1, 2000. In the first half of 2000, we recognized approximately $3.3 million and $2.7 million of revenue and net earnings, respectively, on a post-SAB No. 101 basis related to the deferred amounts. The impact in the first and second quarters of 2000 of these amounts was equal. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts as licensee product sales occur.

Second Quarter of 2000 Compared to the Second Quarter of 1999

Revenues

     Revenues in the second quarter of 2000 totaled $11.6 million compared to $12.3 million in last year's second quarter. In 2000, we recognized $5.8 million from recurring royalties ($4.2 million on a pre-SAB No. 101 basis), $4.7 million in specialized engineering services and $1.1 million of product revenues related to final orders of UltraPhone. In 1999, new license revenue related to an agreement with Robert Bosch Gmbh was $7.9 million, recurring royalties were $0.2 million, strategic partner revenue was $3.8 million and UltraPhone product revenue was $0.4 million.

Cost of Product

     Cost of product for the second quarter of 2000 increased slightly to $1.4 million from $1.3 million in the second quarter of 1999 due to an increase in product revenues.

Other Operating Expenses

     Sales and Marketing costs of approximately $0.7 million in the second quarter of 2000 remained fairly consistent with last year's spending in the same quarter.

     General and administrative expenses for the second quarter of 2000 increased 67% to $3.2 million from $1.9 million in the second quarter of 1999. The increase is primarily due to higher costs related to various corporate strategic initiatives.

     Patents administration and licensing expenses increased slightly to $1.7 million during the second quarter of 2000 as compared to $1.5 million during the same period in 1999. The increase is due to higher litigation costs.

     Development expenses for the second quarter of 2000 increased 26% to $6.4 million as compared to $5.1 million during the second quarter of 1999. The increase is due to further investment in resources to support 3G development programs.

Other Income and Expense

     Interest income for the second quarter of 2000 increased to $1.4 million from $0.9 million in the second quarter of 1999 due to higher average invested cash balances in the second quarter of 2000.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues

     Revenues for the six months ended June 30, 2000 decreased to $25.5 million from $47.5 million for the six months ended June 30, 1999 primarily due to a lower amount of licensing revenue from new sources. For the first half of 2000, recurring royalty revenue was $11.8 million ($8.5 million on a pre-SAB No. 101 basis), specialized engineering service revenue was $8.1 million and the final revenue related to the UltraPhone product was $5.6 million. Licensing and strategic partner revenues for the six months ended June 30, 1999 included $39.4 million from new licensing agreements, $5.7 million from engineering development services and $0.8 million in recurring royalties.

Cost of Product

     Cost of product for the six months ended June 30, 2000 increased 74% to $5.2 million from $2.9 million for the six months ended June 30, 1999 due to increased product sales.

Other Operating Expenses

     Sales and Marketing expenses increased 35% to $2.2 million during the six months ended June 30, 2000 compared to $1.7 million during the six months ended June 30, 1999. The increase is primarily due to costs associated with strategic marketing analysis activities.

     General and administrative expenses for the six months ended June 30, 2000 increased 71% to $5.9 million from $3.4 million for the six months ended June 30, 1999. The increase is primarily due to higher costs associated with a variety of strategic planning initiatives.

     Patents administration and licensing activities expense decreased 69% in the six months ended June 30, 2000 to $1.3 million compared to $4.3 million in the first half of 1999. The decrease reflects a net overall decrease in recognized costs related to the Ericsson litigation. This includes recoveries under our insurance policies of over $1.5 million recorded in the first quarter 2000 for litigation costs incurred in the prior year. In February of 2000, we and our insurers defined a method, timing and limitation of recovery for covered litigation expenses. Costs related to litigation are now recorded net of the anticipated reimbursements from our insurance carrier.

     Development expenses increased 11% for the six months ended June 30, 2000 to $11.9 million from $10.7 million for the six months ended June 30, 1999. The increase over the prior year period is due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense

     Interest income for the six months ended June 30, 2000 was $3.0 million as compared to $1.8 million for the same period in 1999 as a result of higher than average invested cash in 2000, as compared to 1999. Interest expense for the six month period ended June 30, 2000 was $135,000 as compared to $173,000 for the six month period ended June 30, 1999 due to lower overall debt in the first half of 2000 as compared to the first half of 1999.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, current beliefs and expectations as to our ability to market system-on-a-chip ASICs and components and to generate revenues through licensing, our ability to form strategic partnerships, timing of 3G market development, 3G standards, sources of and variability in revenue streams and operating results, and our ability to support our operating requirements. Words such as "project", "plan", and "expect", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

     Such statements are subject to risks and uncertainties. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement. For example, the timing and development of 3G markets depends on economic conditions, customer buying patterns, pricing, growth of telecommunications services, and availability of capital. The applicability of standards could be affected by refinements in the standards, the validity of our patents, and determinations as to applicability of our patents. Our ability to market system-on-a-chip ASICs and components and to generate revenues through licensing may be affected by general economic and industry specific conditions, our ability to achieve our development goals and the abilities of certain third parties to meet our expectations and/or commitments, our ability to enter into additional alliances, strategic engineering relationships and/or licenses for its patents and other intellectual property on acceptable terms, changes in standards, adverse court decisions, impending or future litigation, adverse developments in the Ericsson patent litigation and the costs related to enforcement of our patent rights. Further, the Company's ability to pursue and achieve its development activities, and consequently, to generate revenues therefrom could be adversely affected by the Company's inability to retain its technical personnel in the highly competitive wireless market and to engage sufficient additional persons to pursue these activities. Sources and fluctuations in revenues and operating results may be affected by the length and variability of negotiating cycles for partnership and licensing agreements, changes in markets for our technology arising from the rapid changes in technology development generally, our ability to enter into new license or partnership agreements either at all or on acceptable terms, our ability to enforce existing license agreements and intellectual property rights, the outcomes of patent related litigation and proceedings, including the current Ericsson litigation, and the levels of sales by licensees. We may be unable to enter into additional strategic relationships, either at all or on acceptable terms or in a timely manner, which could impair our ability to introduce our technology and resulting products. Our ability to support our operating requirements could be affected by shifts in our strategies as well as the above risk factors. In addition, factors affecting one forward looking statement may affect other forward looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1999 Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As reported in the Company's latest Annual Report on Form 10-K and Quarterly Report for the first quarter of 2000, the Company is a party to a lawsuit involving Cavalier Technologies and Consultants Ltd. in which Cavalier seeks damages in the form of direct and indirect damages and lost profits. Cavalier also seeks injunctive relief preventing InterDigital from shipping remaining inventory of UltraPhone equipment to other customers. During the second quarter of 2000, InterDigital filed a motion for Summary Judgement, which motion was denied. The case is in the process of being scheduled for trial.

     The Company is a party to additional pending litigation, as reported in the Company's latest Annual Report on Form 10-K and Quarterly Report for the first quarter of 2000, for which there are no material updates.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     At our Annual Meeting of Shareholders held on June 1, 2000, our shareholders elected Mr. D. Ridgely Bolgiano and Mr. Mark Gercenstein as directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31,2000. Our shareholders elected Mr. Bolgiano as a director by a vote of 53,309,621 in favor, and 741,807 withheld. Our shareholders elected Mr. Gercenstein as a director by a vote of 50,309,121 in favor, and 742,307 withheld. Messrs. Harry
G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr. and Robert S. Roath also continued to serve their terms as directors. The vote approving the adoption of the Company's 2000 Stock Award and Incentive Plan was 45,564,010 shares for, 5,290,895 shares against and 196,523 shares abstaining. The vote ratifying the appointment of Arthur Andersen LLP was 50,536,020 shares for, 397,484 shares against and 117,924 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

     Exhibit 10.26 Employment Agreement dated April 17, 2000 by and between InterDigital and Mark Gercenstein.

     Exhibit 10.27 Separation and Confidentiality Agreement dated June 30, 2000 by and between InterDigital and Joseph Gifford.

     Exhibit 10.28         2000 Stock Award and Incentive Plan.

     Exhibit 10.29         Amendment to 1992 Employee Stock Option Plan.

     Exhibit 10.30         Amendment to 1992 Incentive Stock Option Plan.

     Exhibit 10.31         Amendment to Non-Qualified Stock Option Plan.

     Exhibit 10.32         Amendment to 1992 Non-Qualified Stock Option Plan.

     Exhibit 10.33 Amendment to 1995 Stock Option Plan for Employees and Outside Directors.

     Exhibit 10.34         Amendment to 1997 Stock Option Plan for Non-Employee
                           Directors.

     Exhibit 10.35         Amendment to Incentive Stock Option Plan.

     Exhibit 10.36 Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan.

     Exhibit 10.37 Amendment dated as of April 6, 2000 by and between InterDigital and Mark Lemmo.

     Exhibit 10.38 Amendment dated as of April 6, 2000 by and between InterDigital and William Merritt.

     Exhibit 10.39 Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden.

     Exhibit 10.40 Amendment dated as of April 6, 2000 by and between InterDigital and Joseph Gifford.

     Exhibit 10.41 Amendment dated as of April 6, 2000 by and between InterDigital and Howard E. Goldberg.

     Exhibit 10.42 1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000.

     Exhibit 10.43         1999 Restricted Stock Plan, as amended April 13,
                           2000.

     Exhibit 27            Financial Data Schedule.


     (b) The following is a list of Current Reports on Form 8-K filed during the second quarter of 2000:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERDIGITAL COMMUNICATIONS CORPORATION

Date: August 14, 2000                         /s/  Mark Gercenstein
                                              ---------------------------------
                                              Mark Gercenstein, Chief Executive
                                              Officer


Date: August 14, 2000                         /s/ R. J. Fagan
                                              --------------------------------
                                              Richard J. Fagan, Executive Vice
                                              President and Chief Financial
                                              Officer