Form 10-Q
period 2000-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2000-11-14
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________


                         -------------------------------


Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



            PENNSYLVANIA                                 23-1882087
            -------------                                ----------
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

                            Yes    __X__            No  ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, par value $.01 per share                       53,779,124
--------------------------------------           -------------------------------
                   Class                         Outstanding at October 31, 2000

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            --------------------------------------------------------


                                      INDEX
                                      -----



                                                                           PAGES
                                                                           -----


Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements  (unaudited):                  3

              Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999                         3

              Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 2000 and 1999          4

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999                    5

              Notes to Consolidated Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of

              Financial Condition and Results of Operations                    8

     Item 3.  Quantitative And Qualitative Disclosure About Market Risk       11



Part II - Other Information:


     Item 1.  Legal Proceedings                                               12

     Item 6.  Exhibits and Reports on Form 8-K                                12

                         PART I - FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                   SEPTEMBER 30,               DECEMBER 31,
ASSETS                                                                  2000                        1999
                                                                  --------------               ------------

CURRENT ASSETS:
    Cash and cash equivalents                                       $    18,980               $    14,592
    Short term investments                                               74,945                    68,550
    Accounts receivable                                                  10,991                    10,884
    Inventories                                                               -                     3,092
    Other current assets                                                 10,268                    11,625
                                                                    -----------               -----------
      Total current assets                                              115,184                   108,743
                                                                    -----------               -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                       10,039                     7,393
PATENTS, NET                                                              9,649                     9,723
LONG TERM DEPOSITS                                                          227                       284
OTHER                                                                     1,830                       428
                                                                    -----------               -----------
                                                                         21,745                    17,828
                                                                    -----------               -----------

TOTAL ASSETS                                                        $   136,929               $   126,571
                                                                    ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long term debt                               $       383               $       446
    Accounts payable                                                      2,400                     2,454
    Accrued compensation and related expenses                             3,283                     4,326
    Deferred revenue                                                      7,103                        69
    Foreign and domestic taxes payable                                      922                     1,093
    Other accrued expenses                                                3,129                     4,857
                                                                    -----------               -----------
     Total current liabilities                                           17,220                    13,245
LONG-TERM DEBT                                                            2,284                     2,559
LONG-TERM DEFERRED REVENUE                                               24,294                         -
OTHER NON-CURRENT LIABILITIES                                                 -                     1,260
                                                                    -----------               -----------

TOTAL LIABILITIES                                                        43,798                    17,064
                                                                    -----------               -----------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred Stock $.10 par value, 14,399 shares authorized-
     $2.50 Convertible Preferred, 55 and 102 shares issued and
     outstanding                                                              5                        10
    Common Stock, $.01 par value, 100,000 shares authorized,
     53,753 shares and 50,985 shares issued and
     outstanding                                                            537                       510
    Additional paid-in capital                                          266,859                   249,976
    Accumulated deficit                                                (163,399)                 (133,588)
    Unearned compensation                                                (5,239)                   (1,769)
                                                                    -----------               -----------
                                                                         98,763                   115,139
    Less Treasury stock, 1,042 held at cost                               5,632                     5,632
                                                                    -----------               -----------
    Total shareholders' equity                                           93,131                   109,507
                                                                    -----------               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   136,929               $   126,571
                                                                    ===========               ===========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                        --------------------               -------------------
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                        --------------------                -------------------

                                                       2000                1999                2000                1999
                                                   -----------         -----------         -----------        -----------
REVENUES:
    Product                                        $         -         $       498         $     5,634        $     2,022
    Licensing and strategic partner                     11,486              10,321              31,328             56,285
                                                   -----------         -----------         -----------        -----------
                                                        11,486              10,819              36,962             58,307
                                                   -----------         -----------         -----------        -----------
COST OF PRODUCT AND OPERATING EXPENSES:
    Cost of product                                          -               1,005               5,200              4,002
    Sales and marketing                                    798                 745               3,046              2,411
    General and administrative                           3,259               1,693               9,133              5,133
    Patents administration and licensing                 1,706                 216               3,043              4,540
    Development                                          6,370               4,711              18,258             15,417
    Repositioning Charges                                    -                   -                   -              1,213
                                                   -----------         -----------         -----------        -----------
                                                        12,133               8,370              38,680             32,716
                                                   -----------         -----------         -----------        -----------

    Income (loss) from operations                         (647)              2,449              (1,718)            25,591

INTEREST INCOME (EXPENSE):
    Interest income                                      1,620               1,024               4,647              2,829
    Interest and financing expenses                        (53)                (77)               (188)              (250)
                                                   -----------         -----------         -----------        -----------

    Income  before income taxes                            920               3,396               2,741             28,170

INCOME TAX PROVISION                                      (826)               (697)             (1,917)            (2,822)
                                                   -----------         -----------         -----------        -----------

    Net income                                              94               2,699                 824             25,348

PREFERRED STOCK DIVIDENDS                                  (34)                (64)               (103)              (192)
                                                   -----------         -----------         -----------        -----------

NET INCOME (LOSS) APPLICABLE TO COMMON
    SHAREHOLDERS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                       60               2,635                 721             25,156

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                     -                   -             (30,532)                 -
                                                   -----------         -----------         -----------        -----------

NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDERS                           $        60         $     2,635         $   (29,811)       $    25,156
                                                   ===========         ===========         ===========        ===========

NET INCOME  PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE - BASIC         $      0.00         $      0.05         $      0.01        $      0.52
                                                   ===========         ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC         $      0.00         $      0.05         $     (0.58)       $      0.52
                                                   ===========         ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC                                 51,973              48,285              51,792             48,383
                                                   ===========         ===========         ===========        ===========

NET INCOME  PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE - DILUTED              $      0.00         $      0.05         $      0.01        $      0.52
                                                   ===========         ===========         ===========        ===========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED       $      0.00         $      0.05         $     (0.58)       $      0.52
                                                   ===========         ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - DILUTED                               56,141              48,819              56,587             48,789
                                                   ===========         ===========         ===========        ===========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,

                                                                              2000                  1999
                                                                          ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $    (29,708)         $     25,348
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities-
        Depreciation and amortization                                            3,280                 3,557
        Deferred revenue                                                        31,328                (3,092)
        Amortization of unearned compensation                                    1,490                     -
        Repositioning charges                                                        -                 1,213
        Decrease (increase) in assets-
               Receivables                                                        (107)                8,887
               Inventories                                                       3,092                 1,667
               Other current assets                                              1,357                  (224)
        Increase (decrease) in liabilities-
               Accounts payable                                                    (54)               (2,517)
               Accrued compensation                                             (1,043)                 (566)
               Other accrued expenses                                           (3,159)               (2,062)
                                                                          ------------          ------------

        Net cash provided by operating activities                                6,476                32,211
                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                              (6,395)              (31,441)
    Purchases of property and equipment                                         (4,740)               (1,162)
    Patent costs                                                                (1,107)                 (852)
    Other non-current assets                                                    (1,350)                   62
                                                                          ------------          ------------

    Net cash used in investing activities                                      (13,592)              (33,393)
                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sales of Common Stock
      and exercises of stock options and warrants                               11,945                   449
    Lease obligations incurred                                                       -                     -
    Payments on long-term debt, including capital lease obligations               (338)                 (615)
    Cash dividends on Preferred Stock                                             (103)                 (192)
    Purchase of Treasury Stock                                                       -                (1,850)
                                                                          ------------          ------------

    Net cash provided by (used in) financing activities                         11,504                (2,208)
                                                                          ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,388                (3,390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  14,592                20,059
                                                                          ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     18,980          $     16,669
                                                                          ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                         $        188          $        224
                                                                          ============          ============
    Income taxes paid, including foreign withholding taxes                $      1,202          $      4,331
                                                                          ============          ============

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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


2.   MODIFICATION OF REVENUE RECOGNITION POLICY:

         In the second quarter of 2000, we modified our recognition policy in response to Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" that was issued by the Securities and Exchange Commission ("SEC") in December, 1999. SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we have reflected in our nine months results a net after tax cumulative effect of change in accounting principle of $30.5 million to defer the net portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of January 1, 2000. In the first nine months of 2000, we recognized approximately $5.8 million and $4.8 million of revenue and earnings, respectively, on a post-SAB No. 101 basis related to the deferred amounts. In the third quarter of 2000, we recognized $2.5 million and $2.1 million of revenue and earnings, respectively, on a post-SAB No. 101 basis. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts as licensee product sales occur.


3.   REVENUES:

         The Company generates the vast majority of its revenues from licensees and other customers located outside the United States. These revenues are paid in U.S. dollars and are not subject to foreign exchange transaction risk.

         In the three months ended September 30, 2000, all of InterDigital's revenues were derived from licensing and strategic partner activities. These revenues consisted of $7.1 million from recurring royalties ($4.6 million on a pre-SAB No. 101 basis) and $4.4 million related to development activities for Nokia Corporation ("Nokia"). During the same period of 1999, licensing and strategic partner revenues accounted for 95% of InterDigital's total revenues and consisted of $2.9 million in recurring royalties, $4.0 million from development work and $3.4 million from new licensing agreements.

         For the nine months ended September 30, 2000, 85% of InterDigital's total revenues were derived from licensing and strategic partner activities. These revenues consisted of $18.8 million from recurring royalties ($13.0 million on a pre-SAB No. 101 basis) and $12.5 million related to development activities for Nokia. In addition, $5.6 million of product revenue was generated in the first half of 2000 related to final orders of UltraPhone(R) systems. During the same period of 1999, licensing and strategic partner revenues accounted for 97% of InterDigital's total revenues and consisted of $3.8 million in recurring royalties, $9.8 million from development work and $42.8 million from new licensing agreements.

4.   INCOME PER SHARE:

         The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                              (In thousands, except per share data)

                                      Three Months Ended September 30, 2000              Three Months Ended September 30, 1999
                                  ----------------------------------------------    -----------------------------------------------
                                  Income (loss)       Shares         Per-Share      Income (loss)        Shares          Per-Share
                                   (Numerator)    (Denominator)       Amount         (Numerator)      (Denominator)        Amount
                                 -------------    -------------    -------------    -------------    -------------    -------------
Income per Share-Basic:
  Income (loss) available to
     Common stockholders         $          60           51,973    $        0.00    $       2,635           48,285    $        0.05

Effect of Dilutive Options and
   Warrants                                 --            4,168               --               --              534               --
                                 -------------    -------------    -------------    -------------    -------------    -------------

Income per Share-Diluted:
  Income (loss) available to
     Common stockholders +
      dilutive effects of options
      and warrants               $          60           56,141    $        0.00    $       2,635           48,819    $        0.05
                                 =============    =============    =============    =============    =============    =============

                                                              (In thousands, except per share data)


                                       Nine Months Ended September 30, 2000              Nine Months Ended September 30, 1999
                                  ----------------------------------------------    -----------------------------------------------
                                  Income (loss)       Shares         Per-Share      Income (loss)        Shares          Per-Share
                                   (Numerator)    (Denominator)       Amount         (Numerator)      (Denominator)        Amount
                                 -------------    -------------    -------------    -------------    -------------    -------------
Income per Share-Basic:
  Income available to
     Common stockholders          $    (29,811)          51,792   $        (0.58)    $     25,156           48,383    $        0.52

Effect of Dilutive Options and
  Warrants                                  --               --               --               --              406               --
                                 -------------    -------------    -------------    -------------    -------------    -------------

Income per Share-Diluted:
  Income available to
     Common stockholders +
      dilutive effects of options
      and warrants               $     (29,811)          51,792    $       (0.58)   $      25,156           48,789    $        0.52
                                 =============    =============    =============    =============    =============    =============

         During the three months and nine months ended September 30, 2000, options outstanding of 1.2 million and 1.0 million respectively were excluded from the computation of diluted earnings per share because they were antidilutive.

         During the three months and the nine months ended September 30, 1999, an additional 5.1 million options and 1.9 million warrants to purchase common stock outstanding were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere in this document in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 filed with the SEC.

         We develop advanced wireless technologies and products that drive voice and data communications. We intend to position ourself in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products, including core technology, software solutions, systems expertise and finished chips.

         We are focusing our strategy in three areas. First, we intend to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer and specialized engineering services. Second, we plan to bring to market, with partners or on our own, 3G products to enable the delivery of high quality voice and high-data rate services in mobile terminals and base stations. Third, we intend to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies.

         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flows from operating activities of $6.5 million in the first nine months of 2000 compared to $32.2 million in the same period in 1999. The high level of positive operating cash flow in the first nine months of 1999 resulted from cash receipts arising principally from a 1999 license agreement with Nokia. The positive operating cash flow in the first nine months of 2000 was mainly due to the positive cash earnings (net loss plus non-cash charges related to the cumulative effect of a change in accounting principle, depreciation and amortization) generated during the period.


         Net cash used in investing activities decreased to $13.6 million in the first nine months of 2000 from $33.4 million in the comparable period of 1999. The decrease was due primarily to a lower level of additional investment of funds in short-term, highly liquid assets in 2000. Investments in property and equipment and patents increased to $5.8 million in the first nine months of 2000 from $2.0 million in the first nine months of 1999. The increase in 2000 reflects increased development program and new information system investments.

         During the first nine months of 2000, net cash provided by financing activities was $11.5 million as compared to $2.2 million used in the first nine months of 1999. The increase resulted from net proceeds of $11.9 million related to option and warrant exercises.

         As of September 30, 2000, we had $93.9 million of cash, cash equivalents and short-term investments, compared to $83.1 million as of December 31, 1999. Our working capital excluding cash, cash equivalents, short-term investments and current maturities of debt decreased to $4.4 million from $12.8 million at year-end 1999 principally as a result of the sale of inventory related to exiting the wireless local loop business and the increase in deferred revenue resulting from changes recorded in response to SAB No. 101.

         We are capable of supporting our operating requirements for the foreseeable future through internally generated funds. Should the need arise to fund new development activities, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         Property and equipment are currently being utilized in the Company's on-going business activities, and the Company believes that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the value of our patents is at least equal to the value included in the September 30, 2000 balance sheet.

RESULTS OF OPERATIONS

Modification of Revenue Recognition Policy

         In the second quarter of 2000, we modified our recognition policy in response to SAB No. 101, "Revenue Recognition in Financial Statements" that was issued by the SEC in December, 1999. SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. Historically, we have recorded such fees as revenue upon the signing of the applicable license agreement because the Company had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we have reflected in our nine months results a net after tax cumulative effect of change in accounting principle of $30.5 million to defer the net portion of up-front payments that represents amounts which have not been exhausted through product sales by licensees as of January 1, 2000. In the first nine months of 2000, we recognized approximately $5.8 million and $4.8 million of revenue and earnings, respectively, on a post-SAB No. 101 basis related to the deferred amounts. In the third quarter of 2000, we recognized $2.5 million and $2.1 million of revenue and earnings, respectively, on a post-SAB No. 101 basis. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts as licensee product sales occur.


Third Quarter of 2000 Compared to the Third Quarter of 1999

Revenues
         Revenues in the third quarter of 2000 totaled $11.5 million compared to $10.8 million in last year's third quarter. In 2000, we recognized revenue of $7.1 million from recurring royalties ($4.6 million on a pre-SAB No. 101 basis) and $4.4 million from specialized engineering service activity. In the third quarter of 1999, licensing revenue related to agreements with two new licensees was $3.4 million, recurring royalties were $2.9 million, strategic partner revenue was $4.0 million and UltraPhone product revenue was $0.5 million.

Cost of Product
         As planned, there was no cost of product in the third quarter of 2000 due to the fact that the Company exited the wireless local loop product business earlier in the year. Cost of product in the third quarter of 1999 was $1.0 million.

Other Operating Expenses
         Sales and marketing costs of approximately $0.8 million in the third quarter of 2000 remained fairly consistent with last year's spending in the same quarter.

         General and administrative expenses for the third quarter of 2000 increased 92% to $3.3 million from $1.7 million in the third quarter of 1999. The increase is primarily due to higher costs related to increased resource commitments necessary to support business growth and various corporate strategic initiatives.

         Patents administration and licensing expenses increased to $1.7 million in the third quarter of 2000 from an unusually low $0.2 million during the same period in 1999. The increase was due in large part to the recognition in last year's third quarter of a sizeable insurance recovery related to the cost of ongoing patent litigation with Ericsson Inc. ("Ericsson"), which we had previously not been able to estimate.

         Development expenses for the third quarter of 2000 increased 35% to $6.4 million as compared to $4.7 million during the third quarter of 1999. The increase is due to further investment in resources to support 3G development programs.

Other Income and Expense
         Interest income for the third quarter of 2000 increased to $1.6 million from $1.0 million in the third quarter of 1999 due to higher average invested cash balances in the third quarter of 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues
         Revenues for the nine months ended September 30, 2000 decreased to $37.0 million from $58.3 million for the nine months ended September 30, 1999 primarily due to a lower amount of licensing revenue from new sources. For the first nine months of 2000, recurring royalty revenue was $18.8 million ($13.0 million on a pre-SAB No. 101 basis), specialized engineering service revenue was $12.5 million and the final revenue related to the UltraPhone product was $5.6 million. Licensing and strategic partner revenues for the nine months ended September 30, 1999 included $42.7 million from new licensing agreements, $9.8 million from engineering development services and $3.8 million in recurring royalties.

Cost of Product
         Cost of product for the nine months ended September 30, 2000 increased 74% to $5.2 million from $4.0 million for the nine months ended September 30, 1999 due to increased product sales in the first half of 2000 in connection with our exit from the wireless local loop product business.

Other Operating Expenses
         Sales and marketing expenses increased 26% to $3.0 million during the nine months ended September 30, 2000 compared to $2.4 million during the nine months ended September 30, 1999. The increase is primarily due to costs associated with strategic marketing analysis activities.

         General and administrative expenses for the nine months ended September 30, 2000 increased 78% to $9.1 million from $5.1 million for the nine months ended September 30, 1999. The increase is primarily due to higher costs related to increased resource commitments necessary to support development program expansion and various corporate strategic initiatives.

         Patents administration and licensing activities expense decreased 33% in the nine months ended September 30, 2000 to $3.0 million compared to $4.5 million in the comparable period of 1999. The decrease reflects a net overall decrease in recognized costs related to the Ericsson litigation. This includes recoveries under our insurance policies of over $1.5 million recorded in the first quarter 2000 for litigation costs incurred in the prior year. In February of 2000, we and our insurers defined a method, timing and limitation of recovery for covered litigation expenses. Costs related to litigation are now recorded net of the anticipated reimbursements from our insurance carrier.

         Development expenses increased 18% for the nine months ended September 30, 2000 to $18.3 million from $15.4 million for the nine months ended September 30, 1999. The increase over the prior year period is due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense
         Interest income for the nine months ended September 30, 2000 was $4.6 million as compared to $2.8 million for the same period in 1999 as a result of higher than average invested cash in 2000, as compared to 1999. Interest expense for the nine month period ended September 30, 2000 was $188,000 as compared to $250,000 for the nine month period ended September 30, 1999 due to lower overall debt in 2000 as compared to 1999.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, our current intentions and plans (i) to position ourself in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products, (ii) to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer and specialized engineering services, (iii) to bring to market, with partners or on our own, 3G products to enable the delivery of high quality voice and high-data rate services in mobile terminals and base stations, and (iv) to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies. Words such as "intend" and "plan", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

         Such statements are subject to risks and uncertainties. Actual outcomes could differ materially from those expressed in any such forward looking statement due to a variety of factors including, but not limited to: the 3G market materializing later than expected and/or on a smaller than expected scale; the 3G market accelerating faster than expected adversely impacting our ability to have technology available at critical market windows; limited or no deployment of Time Division Duplex (TDD) technology; the development of substitute technologies to Frequency Division Duplex (FDD) and TDD; the impact of the need to secure technology and patent licenses to support product sales on incoming patent licensing revenue; an unfavorable decision in the patent litigation between InterDigital Technology Corporation and Ericsson; unanticipated 3G development costs; difficulties or delays related to technology or product development; the ability of competitors, many of whom have broader and deeper resources than us, to develop more attractive technology solutions and products for the 3G market; changes to the 3G standard in a manner that adversely affects the applicability of our patents to the standard; the lack of success in meeting staffing goals; the failure to create the necessary industry partnerships within time to support market entry; failure to successfully negotiate patent licensing agreements, or to maintain the validity of key patents; the continuation of our development project with Nokia; and lower than expected 2G patent licensing revenue. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in the December 31, 1999 Form 10-K.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the first quarter of 2000, we are a party to a lawsuit involving Ericsson. During the third quarter of 2000, the Special Master presiding over the "Markman" hearing issued his recommendations to the Court as to the meaning of certain terms contained in the patents in the lawsuit. The Judge has not as of yet ruled on the Special Master's recommendations.

         As reported in the Company's latest Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the first and second quarters of 2000, the Company has been a party to a lawsuit involving Cavalier Technologies and Consultants Ltd. ("Cavalier") in which Cavalier sought damages in the form of direct and indirect damages and lost profits. Cavalier also sought injunctive relief preventing InterDigital from shipping remaining inventory of UltraPhone equipment to other customers. During the third quarter of 2000, this lawsuit was settled for an immaterial amount.

         The Company is a party to additional pending litigation, as reported in the Company's latest Annual Report on Form 10-K, for which there are no material updates.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

         Exhibit 27            Financial Data Schedule.


         (b) The following is a list of Current Reports on Form 8-K filed during the third quarter of 2000:

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date: November 14, 2000          /s/  Mark Gercenstein
                                 --------------------------------------------
                                 Mark Gercenstein, Chief Executive
                                 Officer


Date: November 14, 2000          /s/ R. J. Fagan
                                 --------------------------------------------
                                 Richard J. Fagan, Executive Vice
                                 President and Chief Financial
                                 Officer