Form 10-K405
period 2000-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2001-04-02
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

- --------------------------------------------------------------------------------


                                    FORM 10-K

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                               OR

[ ]      TRANSITION REPORT PURSUANT TO THE SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

         Commission File Number 1-11152

                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                    23-1882087
(State of Incorporation)                 (I.R.S. Employer Identification Number)


              781 Third Avenue, King of Prussia, Pennsylvania 19406
               (Address of principal executive offices) (Zip Code)
        Registrant's telephone number, including area code: 610-878-7800

           Securities registered pursuant to Section 12(b) of the Act:


(Title of each class)                (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.01 Per Share
              Series B Junior Participating Preferred Stock Rights

     $2.50 Cumulative Convertible Preferred Stock, Par Value $0.10 Per Share
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X          No
                                       -----           -----


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not herein contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         On March 22, 2001 the aggregate market value of the registrant's Common Stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,487,233,943.

         On March 22, 2001 there were approximately 54,035,665 shares of the registrant's Common Stock, $0.01 par value, outstanding.


                       Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 2001 are incorporated by reference into Items 10 through 13 inclusive.

PART I

Item 1.  BUSINESS

General

         InterDigital Communications Corporation (collectively with its subsidiaries referred to as "InterDigital", "the Company", "we", "us" or "our") specializes in the design and development of technology content and system solutions for advanced digital wireless communications applications. Over the course of our nearly thirty-year history, we have amassed a substantial and significant library of systems experience, know-how and patents related to digital wireless technology around the world.

         We market our technologies and solutions capabilities primarily to telecommunications equipment producers and related suppliers. Our inventions are embedded into products targeted for the following applications:

           -    Mobile phones
           -    Personal digital assistants
           -    Mobile computing devices
           -    Base stations and other infrastructure equipment
           -    Other terminal-end wireless devices

         In addition, we license our Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents, technology and know-how to third parties. We are continuing to broaden and deepen our extensive body of technical know-how and broad patent portfolio related to wireless technologies and systems through continuous invention and innovation.


         We intend to position the Company as a leader in the evolving market for advanced wireless products, or the third generation (3G) marketplace, as an end-to-end technology enabler offering a broad portfolio of standards-compliant products, including core technology, software solutions, systems expertise and finished Application Specific Integrated Circuits (ASICs) based on these and other technologies. To achieve this objective we are focusing our strategy in three areas. First, we intend to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer and specialized engineering services. Second, we plan to bring to market, with partners or on our own, 3G products, including system-on-chip ASICs, to enable the delivery of high quality voice and high-data rate services in mobile and portable terminals and base stations. Third, we intend to dedicate a portion of our engineering resources to incubate extensions of our current technology, examine derivative products and evaluate new derivative technologies by executing this strategy.


         The Company is a public corporation, incorporated in Pennsylvania in 1972. Our corporate and administrative offices are located in King of Prussia, Pennsylvania, USA. Our development teams are located in King of Prussia, Pennsylvania, USA, Melville, New York, USA, and Montreal, Quebec, Canada.

Wireless Telecommunications Industry Overview


         For the last several years the wireless telecommunications industry has been experiencing rapid growth worldwide. While the industry growth rates have tempered in recent months, new technologies and products are being developed to substantially enhance the capabilities and performance of wireless services available to consumers and businesses. This combination of growth in the sales of current generation wireless devices and accelerating technological change sets the stage for continued growth in wireless products and services that should fuel growth in the industry during this decade.

         The wireless market is in the early stage of a shift from voice-oriented wireless products (primarily handsets which provide basic voice service on the move) to data-oriented devices which provide voice as well as high speed data to support advanced wireless services, including imaging and Internet access. Consumers are likely to gain access to these services through a broad range of mobile terminal-end products, including handsets, personal digital assistants, and laptop or notebook computers, among other products. Demand for the new wireless technology, that would enable mobile devices to deliver advanced services, is projected to grow faster than the market for voice mobile products and services.

Industry Growth Projections


         The evolving market for advanced mobile wireless products and services is generally referred to as the 3G market. First generation mobile wireless products and services were introduced in the 1980s utilizing analog technology. Second generation (2G) products and services were introduced in the early 1990s, taking advantage of new digital technology which greatly increased the capacity, quality of service and flexibility of wireless networks. The first and second generations of wireless products and services delivered voice service, often with limited ability to transmit data. Advanced versions of 2G systems (commonly referred to as 2.5G systems) are being deployed. These systems offer substantially higher data rate services, typically up to 144 kbs. In 2G, a standard called GSM (Global System for Mobile) emerged and proliferated as the dominant 2G technology worldwide, permitting almost seamless global roaming outside the United States. 3G products and services are expected to add high speed data communications capability to both the GSM and other mobile networks.

         The emergence of the 3G market is expected to be evolutionary rather than revolutionary. Most existing wireless service providers are likely to install network infrastructure gradually over a period of years as expansions to existing systems and/or replacement of cells served by obsolete equipment or where the capacity cannot be provided by existing pre-3G equipment. Industry analysts expect the first 3G products and services to be introduced in Japan sometime during 2001, with product and service availability in other parts of Asia, Europe and North America following throughout this decade. As the market expands, it is likely to encourage a dynamic product development environment with traditional wireless equipment producers and new market entrants bringing a wide range of mobile and portable terminals to consumers and businesses. The majority of those products are expected to utilize advanced 3G air interface technology to deliver a combination of voice and high data-rate services.


         At the end of 2000, over 700 million wireless subscribers were using current wireless products and services around the world. Market analysts expect that number to grow rapidly over the next three years and reach approximately
1.3 billion subscribers by 2004. On an annual basis, industry analysts project that handset sales are expected to grow from more than 400 million in 2000 to over 600 million in 2003 and 700 million in 2005.

         Wireless penetration rates have risen dramatically in the last year. In Western Europe, more than 50 percent of the population owns and uses mobile phones. In most developed nations, wireless penetration is at the level of at least 20 percent of the population. In the United States, it reached approximately 25 percent at the end of 2000.

         Industry observers expect that the use of advanced wireless technology in mobile and portable computing products will grow rapidly through the year 2003. Analysts forecast that during this period unit shipments of notebook computers, ultra-portables and palm-sized computers will grow by over 20 percent per year worldwide. Experts predict that high-data rate wireless technology will be embedded in these products over the next several years, providing an additional market for advanced wireless technology.

The Technology Landscape


         Two principal digital wireless technologies are in use today to enable wireless applications: TDMA and CDMA. Standards employing these technologies have been adopted around the world. The GSM and IS 54/136 (AMPS-D) standards, which utilize TDMA technology, serve the vast majority of wireless subscribers worldwide. GSM is the far more dominant technology, being widely deployed in Europe, Asia, Africa, the Middle East and other regions (including the United States) and represents over 60% of the wireless subscribers as of year end 2000. IS 54/136 has been deployed in North, Central and South America. IS-95, which employs narrowband CDMA technology, was commercialized in the 1990s and serves portions of the United States, Korea and several Latin American countries.


         InterDigital has been developing TDMA and CDMA technologies for many years for both fixed and mobile applications. With regard to TDMA, we were a leader in establishing IS-54 as a wireless standard in the United States in the 1980s and have established a substantial portfolio of patented TDMA inventions. Our core TDMA inventions include (among others):

         - The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems.

         - Methods of synchronizing the operation of TD/FDMA systems. A unique approach of managing system capacity and maintaining agility through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions.

         - The design of a multi-component base station utilizing distributed intelligence which allows for more robust performance.

         -    Initializing procedures that enable roaming.


         A number of our core TDMA inventions are being used in a broad range of 2G wireless networks and terminal-end mobile and fixed devices.


         With respect to CDMA, in 1992 we acquired a technology development company that had been involved in fundamental research in CDMA technology with an emphasis on wideband or broadband application since the mid-1980s. We expanded that development program, anticipating the commercial demand for wide bandwidth technology that would enable high data-rate wireless services. As part of that development work, we designed and produced a state-of-the-art system-on-a-chip ASIC, containing our proprietary Broadband Code Division Multiple Access(TM) (B-CDMA(TM)) technology which was initially deployed in Wireless Local Loop (WLL) products. Many of the essential elements of our B-CDMA solution are applicable to advanced high data-rate products being developed for the 3G market and are being incorporated in our current 3G technology development programs.

         As with our TDMA inventions, we have patented our CDMA inventions and today hold a significant worldwide portfolio of patents and patent applications for CDMA technology. Our key CDMA inventions, many of which are applicable to multiple implementations of CDMA including TDD, FDD and Multi-carrier CDMA (CDMA 2000), include among others or relate to:

         - Global Pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment.
         - Bandwidth Allocation: Techniques including multi-channel and multi-code mechanisms.
         - Power Control: Highly efficient schemes for controlling transmission power output of terminal and base station devices vital in a CDMA system.
         - Overlay techniques for communication systems, which allow new wireless systems to be deployed with existing wireless technologies without frequency reallocation.
         - Joint detection and interference cancellation for reducing multiple access interference in a physical receiver.
         -    Soft Handover enhancement techniques between designated cells.
         -    Various sub-channel access and coding techniques.
         -    Packet Data.
         -    Fast handoff.
         -    Geo-location for calculating the position of terminal users.

         We believe that certain of our inventions are essential to the implementation of the 2G IS-95 systems. (See, "-Business Activities. Patent and Technology Licensing".) We also believe that a number of our inventions are essential to the implementation of the 3G standard, referred to as IMT-2000, approved by the International Telecommunications Union Radio Sector (ITU-R). The ITU-R approved the new standard for IMT-2000 (3G) wireless networks to enable global roaming for mobile users and compatibility with the dominant existing wireless standards. IMT-2000 defines five sets of alternative specifications for the digital mobile radios which can be selected or aggregated by equipment manufacturers to produce standards-compliant third generation wireless products for their customers. The five specifications under the standard include three forms of CDMA technology: Time Division Duplex (TDD) and Frequency Division Duplex (FDD), forms of wideband CDMA, and CDMA 2000. The standard also includes two forms of TDMA technology: Digital Enhanced Cordless Telephone (DECT) and UWC-136, an evolved form of the U.S. TIA/EIA-136 digital cellular TDMA standard. Products built to one or more of these specifications are being designed to deliver a varying range of high bandwidth wireless services, including high speed Internet access, multimedia communications, video conferencing, and other forms of data transmission. InterDigital has made more than 300 contributions to the various 3G standards bodies as the standard has been formulated and expects to continue to do so as the standard is refined.

         We believe that our patent portfolio is, or when applications result in granted patents, will be applicable to all of the air interface protocols described in the IMT-2000 standard. We have indicated to the appropriate standards setting bodies that we hold patents and patent applications that are either essential or commercially important for implementation of the present 3G standards specifications into products.

         Our current technology development programs are focused on creating hardware and software products for the wideband CDMA protocols of the 3G standard. We have focused on this market segment because we expect that wideband CDMA technology (as opposed to the other 3G protocols) will be the dominant technology in the 3G marketplace. The large majority of GSM service providers, along with TDMA and some IS-95 service providers, have selected wideband CDMA as their 3G air interface protocol because its adoption offers them the most attractive route to 3G services worldwide. Given the dominant global market position today of the GSM service providers, analysts expect that they will maintain a dominant market position in the next generation market. Technology providers or enablers such as InterDigital serving this market by transferring their technology to companies producing silicon, software or final products could benefit from a leading market position for wideband CDMA. We believe that our heritage of know-how and patented wireless inventions based upon both TDMA and CDMA air interface protocols differentiates us among enabling 3G technology providers.

Strategy

         Our strategic objective is to create long-term growth as one of the leading developers of advanced air interface and full system-on-a-chip technology for the wireless communications industry. To achieve this objective, we are actively participating in worldwide 3G markets, with the following focus:

- -        Emphasizing Core Technology Development and System Design Capability.
         We possess longstanding core competencies in digital air interface design and the development of full system solutions for wireless products. By building on these strengths, we can give our customers the full advantage of the depth of our engineering know-how and long heritage of wireless inventions that enhance the effectiveness of end products.

- -        Building a Base of Strategic Relationships. To secure our position in the 3G market and define our growth opportunities, we intend to establish a network of customer/partner relationships to complement our strengths and enhance our ability to create value in a broader market. We seek partners that bring complementary technologies, production capability and market access, including semiconductor producers, original equipment manufacturers and suppliers of complementary technology. Our potential customers are companies such as medium and smaller equipment producers and semiconductor companies that do not have extensive resources and capabilities to develop core air interface technologies. In some cases our potential customers may include the largest equipment manufacturers to the extent that we develop specialized air interface technologies for which they had not initiated or fully funded technology development projects. In other circumstances our customers may include competing software companies with whom we may seek to enter into cooperative efforts to produce broad-based platforms including the software contributions of both parties.

- -        Leveraging Technology and Intellectual Property Rights into 3G
         Standards and Products. We have been a leader in developing and promoting key industry standards starting with 2G in the 1980s and continuing with the 3G standard development. We believe this strategy enables us to promote the adoption of our technology into new standards-based products. Moreover, our customers would have time-to-market and other advantages.

- -        Licensing Intellectual Property Worldwide. Our substantial portfolio of patented TDMA and CDMA inventions is a unique asset. Access to these inventions, and the technological know-how they represent, through licensing agreements has proven invaluable to producers of wireless devices who provide advanced services around the world. By continuing to build our licensing program, we believe that we can capture substantial value in the future.

- -        Providing Specialized Engineering Services. We intend to selectively enter into agreements to develop and/or modify technology for leading companies and offer technology integration and implementation assistance. Our goals are to stay in close touch with market demands, take advantage of technology re-use opportunities, build our core technology base and add to our portfolio of patented inventions.

- -        Incubation of New Technologies and Products. We intend to explore derivative products and technologies and new offerings that take advantage of our core technology and systems capabilities.

Business Activities

Core Technology and Product Development

         Through 1999, the Company was engaged in the development, marketing, sales and servicing of WLL equipment utilizing our proprietary TDMA or CDMA technology. We redirected our business strategy in 1999. Driven by emergence of the 3G market and the applicability of our technology to that market, intensified product and price competition in the WLL market, and a significant decline in demand worldwide for WLL systems, we sought to enter into arrangements with key equipment providers involving 3G technology and products. These 3G technologies incorporated wideband CDMA protocols as well as other CDMA and TDMA technologies. Today, a significant part of our business activity involves the development of core technology building blocks for the two aspects of the wideband CDMA protocol: TDD and FDD technologies. Executing on our business plan, we entered into a strategic engineering relationship with Nokia Corporation (Nokia) in 1999 involving the development of high data-rate 3G technology. That development effort is continuing. Since 1999, we have also been engaged in a self-funded research and development effort to develop FDD building blocks for wideband CDMA products.


         In March, 2001, we entered into a broad, long-term cooperative relationship with Infineon Technologies AG (Infineon) involving the development of FDD (Layer 2/3) software for use with Infineon's terminal unit 3G system-on-a-chip ASICs (Joint 3G Protocol Stack). Each party will own the technology it develops under the agreement. The agreement provides for us to be compensated on a per unit royalty basis on sales of Infineon ASICs containing the Joint 3G Protocol Stack. The agreement also provides that we will serve as Infineon's sole source of certain portions of the FDD (Layer 2/3) software in its 3G terminal unit ASICs except where Infineon customers require use of their own or a third party's protocol stack. If we commence a comparable FDD (Layer 2/3) development effort with another semiconductor company, Infineon may choose to secure another source for its Layer 2/3 solution. The agreement provides for joint marketing of the Joint 3G Protocol Stack in terminal unit applications, as mutually agreed, subject to certain time-to-market restrictions as regards each new software version. Infineon and the Company are each permitted to independently market and use their own portions of the Joint 3G Protocol Stack without restriction. Infineon has committed to cooperate in enabling us to design custom 3G ASICs based on an Infineon platform for both infrastructure and selected terminal unit applications where Infineon would serve as the foundry. Infineon is permitted to sell InterDigital's custom ASICs within its portfolio of products and to re-use our reference design in non-competitive products. We are permitted to market Infineon's standard ASICs which are not a part of the co-development agreement and should receive a commission fixed at then current standard rates. Under the agreement, the parties have cross-licensed each other under patents generally applicable to the jointly developed software and related products. The parties have also agreed to a framework for determining royalties in other 2G and 3G products.

         The TDD format operates by using a single frequency band to transmit signals alternately in the downlink (forward) and uplink (reverse) direction (sometimes referred to as "ping-pong" operation). In the TDD design, the relative capacity of the downlink and uplink can be altered in favor of one direction or the other (usually the downlink). This is accomplished by giving a greater time allocation to transmission intervals going in one direction over the other direction. Exploitation of this asymmetric capability is very useful for communication processes characterized by unbalanced information flow. One important application of this technique is Internet access where users typically send short messages (like a URL address) and receive large information payloads such as a full web page. Importantly, due to the fact that only one radio carrier is used, frequency re-use is enhanced and planning is simplified.

         FDD technology supports two-way radio communication using paired radio frequencies. In the FDD format, one frequency supports transmission from a base station to a mobile terminal (the downlink) while the other frequency supports transmission in the uplink direction. Because of the paired frequencies, simultaneous communication in both directions is possible. Both frequencies typically have the same capacity. This technique is useful for high volume mobile voice traffic and is the traditional cellular and PCS radio spectrum allocation format. It provides high-quality voice transmission and can support high-speed wireless Internet access and multimedia imaging but it is inefficient in these unbalanced traffic applications.

         Based on these core technology platforms, we intend to develop 3G products for sale to telecommunications equipment manufacturers. Those products are expected to include ASICs, software and combined RF/Baseband boards, among others. Our business plan is to develop those products either alone or through partnering relationships with appropriate companies. We also expect to seek to license the technology to third parties on a royalty-bearing basis. (See, "-Patent and Technology Licensing".)

         We are currently developing the core building blocks for a TDD ASIC platform, as well as dual and tri-mode ASICs incorporating TDD and FDD functionality. The initial ASICs will be targeted for mobile handsets; however, we may also extend our TDD ASIC offering to the infrastructure market segment. We are also currently developing the core building blocks for our next generation FDD system-on-a-chip. Our engineering team is developing the technology for incorporation into ASIC products which can be embedded into a wide range of wireless products. In 2000, we made substantial progress in both of these technology development programs, hitting key milestones in algorithm, software and systems development. Our goal is to be ready with Wideband CDMA (W-CDMA) technology and system-on-a-chip ASICs for producers when market products are ready for production.


         InterDigital recorded expenses of $26.0 million, $20.5 million and $17.2 million during 2000, 1999 and 1998, respectively, related to all of its research and development efforts for TDMA, B-CDMA and 3G based product and technology development. Revenues recognized in 2000, 1999 and 1998 associated with development efforts were $17.2 million, $13.9 million and $8.0 million, respectively.

         In 2000, 31% of our revenue was from our customer, Nokia, in Finland. An additional 51% of revenue was from our licensees in Japan. In 1999, 60% of our revenue was from Nokia. An additional 26% of revenue was derived from our licensees in Japan. In 1998, more than 84% of total revenue was derived from our licensees in Japan.

Strategic Engineering Services

         Based on core competencies of our engineering team resulting from research and development work in TDMA and wideband CDMA technical areas dating back to the 1980s, we believe that we are positioned to deliver valuable engineering services to companies seeking to develop 3G compliant technologies and product embodiments.


         Because the 3G market is in its early stage, we believe that we can accelerate the core development timeline for our customers' 3G products. In early 1999, we entered into our first strategic technology development agreement with Nokia covering the development of core high data rate technology for 3G wireless communication products designed for applications such as Internet access and multimedia. The current arrangement provides that we are to deliver technology building blocks for Nokia to use in 3G wireless products. It also provides that Nokia will fund the project, maintain an active role in the development plan and, when the development is complete, be able to use the technology in 3G products. We will own the developed technology and will have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. Nokia has the right to terminate the arrangement both for convenience (with certain financial ramifications) and for cause.

         We anticipate offering an additional form of strategic engineering services in which we would assist equipment suppliers in developing specific products based on our TDD and FDD platforms. As part of this service, we would build upon the existing core high data rate technology and provide our customers with technology integration and applications engineering for their 3G products. We may also develop reference designs which customers could use to customize their products. We anticipate that while such services may be attractive to a wide number of companies, our target market will typically be the second and third tier equipment producers.

         Most telecommunications companies develop product and application designs in-house. While in-house engineering and development staffs, particularly at well-resourced companies, represent a competitive threat to our strategic engineering services market strategy because they typically function as exclusive suppliers to a single customer - their affiliated equipment supply company - the shortage of qualified engineers, the need for background technology, and the fast pace of market development, has created an opportunity for companies like InterDigital that can provide ready access to both engineering talent and relevant know-how. Other companies are competing in this market segment, seeking to provide comparable engineering services. While these companies may have qualified engineers and relevant know-how, we believe we have a competitive advantage over those companies because of our deep history in TDMA and CDMA technologies (which form the technical foundation of 3G), and our system and semiconductor design experience. Nonetheless, we cannot predict what level of market share, if any, of the strategic engineering services market that we will capture.

Patent and Technology Licensing

         Since our inception, we have employed an aggressive program of acquiring and protecting our intellectual property. Our wholly-owned subsidiary, InterDigital Technology Corporation (ITC), currently holds approximately 161 United States patents and approximately 390 foreign patents relating specifically to digital wireless radiotelephony technology (TDMA and/or CDMA) which expire at various times beginning in 2001 and ending in 2021. ITC has a total of approximately 304 United States and approximately 823 foreign patents and patent applications relating primarily and variously to the CDMA and TDMA technologies. During 2000, ITC received 38 new patents, 17 in the United States (the majority of which were for CDMA inventions), and applied for more than 142 new patents worldwide. ITC's patents have effective terms of up to 20 years from the date of their first filing.

         In 1992, we undertook a comprehensive patent licensing program, the ultimate objective of which is the realization of licensing revenues from third party use of inventions underlying ITC's patent portfolio. ITC believes that, in many instances, licenses for certain of its patents are required in order for third parties to manufacture and sell digital cellular products in compliance with TDMA-based standards currently in use worldwide. Those standards include, but are not limited to, the U.S. Digital Cellular Standard (IS-54/136), the Global System for Mobile Communications (GSM), the Pan-Asian Digital Cellular Standard, Digital Enhanced Cordless Telephone and Personal Handyphone System. Currently, numerous manufacturers supply digital cellular equipment conforming to such standards.

         ITC offers non-exclusive, royalty bearing patent licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes our extensive portfolio of intellectual property. At December 31, 2000, in the 2G arena, ITC had granted a total of 25 non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use its patents, including 19 licenses relating to TDMA patents, three licenses relating to CDMA patents and four licenses relating to both TDMA and CDMA patents. In 2000, we recognized revenue of $34.1 million from these licensees. While discussions with unlicensed companies are proceeding in a normal manner, these companies can present significant negotiation issues given their substantial sales over the years. We are trying to be both aggressive and creative in structuring broad-based agreements that enable them to meet their obligations to us and position us as a value added partner, although there can be no assurance that these discussions will result in new licensing agreements. If, in order to protect the integrity of our intellectual property, we must use litigation as a tool, we will do so, but generally only after we have exhausted other options. The cost of such patent litigation can be significant.

         Also, with regard to existing 2G licensees, the Company and a licensee, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. In certain cases, a licensee may significantly under-report sales. The license agreements typically provide private arbitration as the mechanism for resolving disputes, including disputes involving under-reporting of sales. The Company is currently involved in one such arbitration with NEC Corporation (NEC). (See, Item 3. Legal Proceedings.)

         We also anticipate that we will be able to generate significant revenue from the licensing of patents for 3G applications. Based on standards as adopted, we believe we have a number of patents essential to the implementation of all the technology modes incorporated in the current 3G standards. We also expect that many of our patents or patents issuable from existing applications will be commercially important in the actual product implementations. In March 2001, ITC signed a world-wide, royalty bearing CDMA patent license agreement with Matsushita Communications Industrial Co., Ltd (Matsushita), for Matsushita to manufacture, have manufactured, distribute and sell 3G terminal units, test equipment and infrastructure. Under the Agreement, ITC will receive an up-front payment of $19.5 million as an advance against future royalties. After the initial prepayment is exhausted through product sales, Matsushita has agreed to pay additional recurring royalties to ITC as it sells products using ITC's patents issued around the world.

         We are in active discussions on a worldwide basis regarding the licensing of our CDMA patents, and some of our current agreements include rights as to 3G products. Our current license agreements with Nokia, Siemens and Qualcomm do include rights under certain of our patents to manufacture and sell products compliant with 3G standards, with some limitations. The Nokia arrangement is paid-up, generally, through a period during which Nokia and InterDigital are engaged in the 3G development project. (See, "-Strategic Engineering Services".) After that period, a structure is provided for determining future royalty payments. All of our current essential patents for 3G standards are included under the Nokia Agreement. The Siemens and Qualcomm agreements are fully paid-up with regard to the rights granted, which includes certain rights as to 3G products. The Siemens agreement does not include any rights under patents issuing from patent applications filed after December 15, 1999. The Qualcomm license agreement excludes, among other things, any rights under our patents as regards TDMA standards, any rights under our patent applications filed after March 7, 1995, as well as patents relating to cellular overlay and interference cancellation. Based on these limitations, neither the Siemens nor the Qualcomm agreement provides rights under all the ITC patents which we believe to be essential to 3G, or all of the inventions which we believe will be essential and which are contained in pending patent applications. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sub-licenses under certain of our patent and patent applications to Qualcomm's customers. For certain ITC patents, Qualcomm's sublicensing rights are limited to those situations where Qualcomm is selling ASICs to the customer. For a limited number of patents, Qualcomm may grant licenses under ITC's patents regardless of whether the customer is also purchasing an ASIC from Qualcomm.

         In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. The validity of certain of ITC's key patents has been challenged in patent opposition proceedings in various jurisdictions, including Germany, Sweden, Japan, and Finland. While in certain cases, ITC patents have been invalidated or substantially narrowed, ITC benefits from the fact that its patent licensing program in both 2G and 3G is based on a broad portfolio of patents, held worldwide, and not on a single patent or invention. Nonetheless, if any third party successfully asserts that certain of our patent claims are not valid or do not cover their products, or if products are implemented in a way such that patents that we believe to be commercially important are not infringed, InterDigital's licensing potential and revenues could be adversely affected. The cost of enforcing and protecting the patent portfolio can be significant.

         In that regard, we are currently in litigation with Ericsson, Inc., which is seeking the court's declaration that Ericsson's products do not infringe ITC's United States TDMA patents, that certain of ITC's United States TDMA patents are invalid and that certain of ITC's United States TDMA patents are unenforceable. Ericsson has also asserted claims of tortious interference with contractual and business relations, defamation and commercial disparagement, violation of ss. 43 (A) of the Lanham Act, breach of contract as a third-party beneficiary, and fraud and negligent misrepresentation for which Ericsson seeks an unspecified amount of actual damages, cost and attorneys' fees. We are vigorously contesting each of Ericsson's allegations. In addition, ITC has counterclaimed against Ericsson alleging that Ericsson is willfully infringing certain United States TDMA patents owned by ITC. ITC seeks permanent injunction against Ericsson's infringement of these patents, and an unspecified amount of actual and exemplary damages, costs and attorneys' fees. (See, Item 3. "Legal Proceedings -Ericsson.")

         In addition to patent licensing, we have also been actively engaged since 1994 in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. Our initial technology transfer program involved our proprietary B-CDMA technology, a wideband CDMA technology initially adapted for WLL applications but with mobile capacity. In 1994, we entered into a technology licensing arrangement with Siemens AG under which Siemens was provided access and use, on a royalty-bearing basis, to our developed and to-be-developed B-CDMA technology. In January 1996, we added Samsung as a licensee both to our B-CDMA technology and our UltraPhone(R) product know-how. Alcatel Espana signed a license with us in 1998 for B-CDMA technology.


         In 1999, both Siemens and Alcatel made corporate decisions not to invest further in the development of proprietary B-CDMA technology for fixed wireless applications and to focus their energies on the 3G market. Samsung has effectively made a similar decision. We, in turn, elected to discontinue our B-CDMA development efforts. In 1999, we signed a technology transfer and licensing agreement with Nokia covering high data rate W-CDMA technology. (See, "-Business Activities. Strategic Engineering Services".)

         The following table summarizes the technology areas in which we granted licenses under our patents and technology.

         IS-54/136                             GSM                                      PHS
         American Telephone & Telegraph        American Telephone & Telegraph           American Telephone & Telegraph
         Hitachi, Ltd.                         Hitachi, Ltd.                            Denso Corporation
         Hughes Network Systems                Japan Radio Company                      Hitachi, Ltd.
         Kyocera Corporation                   Kyocera Corporation                      Iwatsu America, Inc.
         Matsushita Electrical Co, Ltd.        Matsushita Electrical Co, Ltd.           Japan Radio Company
         Mitsubishi Electric Corp.             Mitsubishi Electric Corp.                Kokusai Electric Co., Ltd.
         NEC Corporation                       NEC Corporation                          Kyocera Corporation
         Nokia Corporation                     Nokia Corporation                        Matsushita Electrical Co, Ltd.
         Oki Electric Industry, Ltd.           Oki Electric Industry, Ltd.              Mitsubishi Electric Corp.
         Pacific Comm. Sciences, Inc.          Pacific Comm. Sciences, Inc.             NEC Corporation
         Robert Bosch Gmbh                     Robert Bosch Gmbh                        Nokia Corporation
         Samsung Electronics Co. Ltd.          Samsung Electronics Co. Ltd.             Oki Electric Industry, Ltd.
         Sanyo Electric Corporation            Sanyo Electric Corporation               Robert Bosch Gmbh
         Siemens AG                            Shintom Company                          Samsung Electronics Co. Ltd.
         Toshiba Corporation                   Siemens AG                               Sanyo Electric Corporation
         Ubinetics Ltd.                        Toshiba Corporation                      Sharp Corporation
                                               Ubinetics Ltd.                           Shintom Corporation
         PDC                                                                            Siemens AG
         American Telephone & Telegraph        B-CDMA Technology                        Toshiba Corporation
         Denso Corporation                     Advanced Digital Technologies            Ubinetics Ltd.
         Hitachi, Ltd.                         Alcatel Espana
         Japan Radio Company                   Samsung Electronics Co. Ltd.             IS-95
         Kokusai Electric Company, Ltd.        Siemens AG                               American Telephone & Telegraph
         Kyocera Corporation                                                            Nokia Corporation
         Matsushita Electrical Co, Ltd.        DECT                                     Oki Electric Industry, Ltd.
         Mitsubishi Electric Corp.             Kyocera Corporation                      Qualcomm, Inc.
         NEC Corporation                       Nokia Corporation                        Siemens AG
         Nokia Corporation                     Siemens AG
         Oki Electric Industry, Ltd.           Sanyo Electric Corporation               TETRA
         Pacific Comm. Sciences, Inc.          Toshiba Corporation                      Japan Radio Company
         Robert Bosch Gmbh                                                              Matsushita Electrical Co, Ltd.
         Samsung Electronics Co. Ltd.          W-CDMA                                   Nokia Corporation
         Sanyo Electric Corporation            Siemens AG                               Siemens AG
         Sharp Corporation                     Qualcomm Inc.
         Siemens AG                            Nokia Corporation                        UltraPhone Product Know-How
         Toshiba Corporation                   Matsushita Communications Industrial     Samsung Electronics Co. Ltd.
         Ubinetics Ltd.                        Infineon Technologies AG

Technical Standards Activity

         The ITU-R has established a standard for 3G wireless access known as IMT-2000. We have participated actively in the 3G standards development process, contributing more than 300 proposed concepts and methodologies to standards bodies in Europe and the United States. Our Senior Vice President for Standards is also the Chair of a task force under the Institute of Electrical and Electronic Engineers (IEEE) that is developing standards for broadband wireless access systems and one of our senior engineers is the Vice-Chairman of a 3G Partnership Project (3GPP) working group. In addition, we are active members of various standards bodies including the ITU-R, 3GPP, Telecommunications Industries Association (TIA), Engineering Subcommittee T1P1, European Telecommunications Standards Institute (ETSI), American National Standards Institute (ANSI), and the Japanese Association of Radio Industries and Businesses (ARIB).

Employees; Research & Development Resources and Expenses


         As of March 22, 2001, we had approximately 257 full-time employees. In addition, we use the services of consultants and part-time employees. None of our employees are represented by a collective bargaining unit. A breakdown of InterDigital's full-time employees by functional area is as follows:


                                                        NUMBER OF
                   FUNCTIONAL AREA                      EMPLOYEES
                   ---------------                      ---------
                   Sales and Marketing                        8
                   Research and Development                 199
                   Patent Administration and Licensing        8
                   Corporate and Administration              42
                                                            ---
                   Total                                    257
                                                            ===

         In addition to our own employees who perform technology development, we utilize the efforts of outside engineering resources as well as engineering contributions from Nokia. Further development of InterDigital's technologies is expected to require additional technical and administrative support, as well as additional marketing resources and higher levels of sustained efforts for the next several years. We have undertaken an aggressive effort to increase and retain our engineering resources, and expect to increase our research and development staff by approximately 80-100 people over the next 15 months. The recruitment of personnel with technical expertise in wireless communications technology development is highly selective and competitive. In addition to recruiting high quality engineers, we intend to attempt to satisfy our increasing need for engineering resources through, among other things, consulting services and further strategic relationships.

Executive Officers

         The Executive Officers of InterDigital are:

         NAME              AGE                       POSITION
         ----              ---                       --------

Howard E. Goldberg         55         President and Chief Executive Officer

Alain C. Briancon          41         Executive Vice President and Chief Technology Officer

Richard J. Fagan           44         Executive Vice President and Chief Financial Officer

Mark A. Lemmo              43         Executive Vice President, Product Management

William J. Merritt         42         Executive Vice President, General Counsel and Secretary

Charles "Rip" Tilden       47         Executive Vice President, Communications and Strategic Planning

Brian G. Kiernan           54         Senior Vice President, Standards

William C. Miller          46         Senior Vice President, Programs and Engineering

         Howard E. Goldberg was promoted to Chief Executive Officer and appointed as a director of the Company in November 2000 and to President in January 2001 from his prior position as Interim President, which he had held since September 1999. Mr. Goldberg also serves as President of ITC. Prior to becoming Chief Executive Officer, Mr. Goldberg also held the position of Executive Vice President - Strategic Alliances from October 1998 to September 1999. Mr. Goldberg also held the positions of Executive Vice President, General Counsel and Secretary from May 1995 to October 1998.

         Alain C. Briancon joined InterDigital as Executive Vice President and Chief Technology Officer in January 2001. From 1996 through December 2000, Dr. Briancon served as Vice President and General Manager of Motorola Inc., with the Advanced Services Applications Platform Division within the Semiconductor Product Sector from 1999 to December 2000, the Digital Experience within the Personal Communication Sector from 1998 to 1999, and the FLEX(TM) Information Networking Division Messaging Systems Product Group during 1998. Prior to that, he served as Vice President and Director of Motorola's FLEX(TM) Architecture, Protocols and Standards Group from 1995 to 1997.

         Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September 1999. Prior to that, Mr. Fagan served as Controller and Treasurer of Quaker Chemical Corporation, a Pennsylvania corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

         Mark A. Lemmo was named Executive Vice President, Product Development in April 2000. Prior to that, Mr. Lemmo held the position of Executive Vice President, Engineering and Product Operations since October 1996 and Vice President, Sales and Marketing since June 1994.

         William J. Merritt was promoted to Executive Vice President in September 1999 and continues in the capacity of General Counsel and Secretary. Prior to that, Mr. Merritt held the position of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President- Legal and Assistant Secretary since January 1996.

         Charles "Rip" Tilden was named Executive Vice President, Communications and Strategic Planning in January 2000. Prior to that, Mr. Tilden held the positions of Executive Vice President Communications, Investor Relations and Strategic Planning since March 1988, Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, Pennsylvania, an office products and paper distribution company, since December 1994.

         Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. Prior to that Mr. Kiernan held the position of Vice President, Marketing Support from January 1993.

         William C. Miller joined InterDigital as Senior Vice President, Programs and Engineering in July 2000. Before joining InterDigital, Mr. Miller served as Vice President, Programs with Telephonics Corporation, an aircraft and mass transit communications systems corporation located in Farmingdale, New York, since 1993.

         InterDigital's Executive Officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements which provide severance pay benefits, among other things, in certain events of terminations of employment. Mr. Goldberg's agreement generally provides for the payment of severance of up to a maximum of eighteen months salary and up to a maximum of eighteen months continuation of medical and dental benefits. The other executives' agreements generally provide for the payment of severance up to a maximum of one year's salary and up to a maximum of one year's continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

         Item 1, "Business" and Item 7, "Management's Discussion and Analysis" contained within this Annual Report on Form 10-K contain forward-looking statements reflecting, among other things, (i) our current intentions and plans
(a) to position ourself in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products, (b) to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer and specialized engineering services, (c) to bring to market, with strategic partners or on our own, 3G products to enable the delivery of high quality voice and high data rate services in mobile terminals and base stations, and (d) to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies; (ii) analysts', industry observers' and experts' beliefs and forecasts as to the market for wireless products and services, 3G market growth, and the timing of market development; (iii) our current beliefs and expectations as to 3G product and technological capability, the successful development and the applications for our technology and potential products, 3G markets, demand for 3G products, timing of 3G market development, applicability of standards, preferences of service providers, our competition and competitive advantages, and growth in revenues and operating expenses; and (iv) our ability to enter into new business relationships, enter into new licenses, bring 3G products to market on a timely basis or at all, deliver engineering services, hire additional personnel, and derive revenues from our patents. Words such as "should", "likely to", "expect", "forecast", "believe", "strategy", "intend", "plan", "targeting", "anticipate", "project", and "may seek", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

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

Our Strategy as it Relates to our Position in 3G is in the Early Stages of Implementation and, as such, is Based on Numerous Assumptions

         We are in the early stages of executing on our strategic plan as it relates to our position in 3G. Our strategic plan involves numerous assumptions. Assumptions are forward-looking in nature and as such are inherently subject to risks and uncertainties, including the Risk Factors detailed below, which could affect our potential revenues and profitability and our ability to effectively execute our strategy. For example, in order to generate revenues and profits from sales of ASICs, we must continue to make substantial investments and technological innovations. A significant assumption in our strategic plan is that TDD will be adopted and widely used in the 3G market. If TDD is not so adopted and widely used, a significant element of our anticipated revenue may be impaired. (See, "-Our Technologies May Not Be Widely Deployed".) In addition, we intend to rely on strategic partnerships to channel certain ASIC products into the marketplace. The failure or delay in entering into such relationships, either on acceptable terms or at all, could impair our ability to introduce our technology and resultant products. (See, "-We Intend to Rely Heavily on Additional Relationships with Third Parties".) Other key assumptions include the availability of financial and human capital, our ability to sustain and grow our patent position in the 2G and 3G markets, and that the 3G market will develop at a time when we are prepared to enter it. (See, "-We Depend on Sufficient Engineering Resources, "-The Company's Revenue in the Short and Long Term Depends Upon the Company's Success in Enforcing Patent Rights and Protecting Other Intellectual Property", and "-Our Markets are Unpredictable and Subject to Rapid Technological Change".) Should any of these assumptions fail to materialize, our ability to meet our strategic plan could be impaired.

Our Technologies May Not Be Widely Deployed

         Much of our development work is in the nature of research and therefore is subject to the risks typically associated with research activities. New technological innovations generally require a substantial investment before they are commercially viable, and we may make substantial, non-recoverable investments in new technologies that may not result in meaningful revenues. For example, in order to generate revenues and profits from sales of ASIC products, we must continue to make substantial investments and technological innovations. A significant assumption in our strategic plan is that TDD will be adopted and widely used in the 3G market. Other digital wireless technologies, particularly wireless LAN, FDD used in data applications and alternative forms of TDD (such as TD-SCDMA), are expected to be competitive with TDD. There can be no assurance that our technology will ultimately have market relevance, be selected by wireless service providers for their networks, or that Nokia will continue to fund our TDD development if TDD is determined to have unacceptable market risk (as well as for other reasons). If TDD is not so adopted and widely used, a significant element of our anticipated revenue may be impaired.

Our Future Operating Results are Likely to Fluctuate

         Our revenues, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. These operating results are likely to continue to fluctuate because (i) our markets are subject to increased competition from other products and technologies and announcements of new products and technologies by our competitors; (ii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, or the timing, nature or amount of revenues associated with strategic partnerships; (iii) we may not be able to enter into additional strategic partnerships or license agreements, either at all or on acceptable terms; (iv) the strength of our patent portfolio could be weakened through patents being declared invalid, design-arounds, changes to the standards, and adverse court decisions; (v) our revenues are partially dependent on sales by our licensees which is outside of our control; and (vi) a significant portion of our revenue is generated from two companies, and the loss or significant reduction of revenue from either of such companies could cause our revenues to decrease materially. General economic and other conditions causing a downturn in the market for our products in development or technology could also adversely affect our operating results. The foregoing factors are difficult to forecast and these, as well as other factors, could harm our quarterly or annual operating results. If our operating results fail to meet the expectations of investors in any period, the market price of our common stock may decline. Nevertheless, we base our decisions regarding our operating expenses on a combination of current cash balances, anticipated revenue trends and the level of expenditures required to execute our strategic plan. Because the base level of many of our expenses is relatively fixed, revenue from a small number of customers could cause our operating results to vary from quarter to quarter and result in operating losses. In addition, increased expenses which could result from factors such as increased hiring and retention costs or actions designed to keep pace with technology and product market targets could adversely impact near-term profitability targets.

We Intend to Rely Heavily on Additional Relationships with Third Parties


         The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other third parties. Our plan contemplates that these third parties will give us access to product capability, markets and additional libraries of technology. Our failure to enter into such additional relationships, either on acceptable terms or at all, or our failure to successfully execute such relationships, could impair our ability to introduce portions of our technology and resulting products. In addition, delays in entering into such relationships could cause us to miss critical market windows. This, in turn, could adversely affect our future revenue streams.

We Have Substantial Global Competition

         Competition in the wireless telecommunications industry is intense. There can be no assurance that we will be able to successfully compete, or that our competitors will not develop new technologies and products that are more commercially effective than our own. We face competition from companies providing services comparable to ours. We also face competition from the in-house development teams at telecommunication equipment suppliers. Many of our competitors are substantially larger than we are, and have financial, technical, marketing, sales, and distribution resources greater than ours. In addition, our customers may face competition from other telecommunication equipment providers. It is also possible that new competitors may enter the market. These competitors may have more established relationships and distribution channels than we do. These competitors may also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. Many current and potential competitors have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have. As a result of these factors, these competitors may be more successful than us.

         Our ability to derive revenues from the licensing of technology will depend in part on the successful and timely development of our technologies and in part on our ability to gain additional customers. Our competitive position could be compromised by the introduction of superior technology or our delay in (or a competitor's more timely introduction of) relevant technology.


         Finally, our principal semiconductor partner(s) must be able to provide capacity, competitively priced products, and possess adequate manufacturing and distribution networks. If costs are higher than expected or they are capacity limited, our direct and/or indirect market penetration could be hampered, leaving potential customers to seek alternate solutions.


We Need to Effect Further Technology & Product Development


         We may experience technical, financial or other difficulties or delays related to the further development of our technologies. Delays can be costly, and there can be no assurance that our development efforts will ultimately be successful. Further, if such engineering efforts are not successful or delays are serious, our existing and potential strategic relationships could suffer or these strategic partners could be hampered in their marketing efforts of products containing our technologies. This means that we could experience reduced royalty revenues or lower royalty revenues on such organizations' products containing our technology, or that we could miss a critical market window. Further, if we do not meet the material obligations under our existing or potential contracts with our existing or potential partners, the partner could terminate the relationship and/or seek to hold us liable for breach. Moreover, our technologies are in the development stage, and have not been fully tested in commercial use. It is possible that they may not perform as expected or may not be market relevant. In such case, our business, financial condition and operating results could be adversely affected.

Our Markets are Unpredictable and Subject to Rapid Technological Change


         We are positioning our current development projects for the yet to emerge 3G market. These projects are not suited for the 2.5G (an evolved form of the 2G market), GPRS, EDGE, or any other market which might develop after the 2G market wanes prior to the development of the 3G market. If the 3G market does not evolve, we would not be able to execute on our strategic plan, and our business, financial condition and operating results could be materially affected.


         Further, the 3G market may develop at a slower rate or pace than we expect and may be of a smaller size than we expect. For example, the potential exists for 3G preemption by the hangover of 2.5G solutions now being bought, tested and fielded. In addition, there could be fewer applications for our technology and products than we expect. Moreover, spectrum licensing unavailability or costs could also impede investment in 3G infrastructure. Many factors could affect the rate and pace of 3G market development including, but not limited to, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, continued growth in telecommunications services that would be delivered on 3G devices, and availability of capital for and high cost of infrastructure improvements. Failure of the 3G market to materialize to the extent or at the rate which we expect would reduce our opportunities for sales and licensing and could materially adversely affect our business, financial condition and operating results.


         The entire communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving U.S. and non-U.S. industry standards. Existing technology and products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. As a result, marketability and the potential life cycles of the products and technologies that we are developing can not be assured and are difficult to estimate. In addition, new industry standards, falling prices or technology changes may render the products and/or technologies obsolete or non-competitive. To be successful, we must continue to develop new products and technologies that successfully respond to such changes. We may not be able to form strategic relationships, either at all or on acceptable terms, to enable us to develop such new products and technologies. Even if we do, we may not be able to introduce such products or technologies successfully in a timely manner. Missing a critical market window could reduce or eliminate our ability to capitalize on the technology and products as to which the window applies.

         Our future success will depend on our ability to continue to develop and introduce new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, our competitive position could be damaged.

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

We Currently Derive a Significant Portion of Our Revenue from Two Customers. The Loss of Either One of These Customers Could Reduce Our Revenues and Could Harm Our Ability to Achieve or Sustain Acceptable Levels of Profitability.


         Revenues attributable to Nokia Corporation, a strategic engineering partner, and Sharp Corporation, one of our TDMA patent licensees, comprised approximately 63% of total revenue in 2000. The loss of either one of these customers or the delay or reduction in receipt of revenues from either of these customers would reduce our revenues and cash flow and could harm our ability to achieve or sustain acceptable levels of profitability.


We Rely On and May Be Unable to Adequately Enforce Our Intellectual Property Rights

         Our business opportunities substantially depend upon the development of know-how and patent inventions. To protect these rights, we rely primarily on a combination of patent laws, confidentiality agreements with employees and third parties, and protective contractual provisions. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our technology and information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts into which we have entered. We may not have adequate remedies in the event of such breach. Further, there can be no assurance that the pending patent applications will be granted, or that our existing or new patents will provide adequate protection or coverage.

         In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention which, in turn, could negatively impact our results of operations. Moreover, third parties could circumvent the patents held by our wholly-owned subsidiary, ITC, through design changes. Any of these events could adversely affect our prospects for realizing future income.

         From time to time, certain companies may also assert that their patent, copyright and other intellectual property rights are also important to the industry or to us. In that regard, from time to time third parties provide us with copies of their patents relating to digital wireless technologies and offer licenses to such technologies. We in turn evaluate such patents and the advisability of obtaining such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If we are unable to license protected technology used in our products and/or if we cannot economically redesign such products, we could be prohibited from marketing such products. In such case, our prospects for realizing future income could be adversely affected.

Our Revenue in the Short and Long Term Depends Upon our Success in Enforcing Patent Rights and Protecting Other Intellectual Property
- -------------------------------------------------------------------------------


         Our strategic plan depends, in the short term, upon our ability to generate patent licensing revenue related to the sale by third parties of handsets and infrastructure compliant with the TDMA digital cellular standards in use today, among them GSM, IS-54/136 and PDC (2G products). Our ability to collect such revenue is subject to a number of risks. First, major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the validity of the ITC patents. In some instances, certain of ITC's patent claims have been declared invalid or substantially narrowed. While ITC continues to maintain a world-wide portfolio of patents that it believes are valid and infringed, and while we intend to vigorously defend and enforce such patents, we cannot assure that the validity of our patents will be maintained or that any of our key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of ITC's key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

         Second, we are currently engaged in a significant patent infringement litigation with Ericsson, Inc. over certain of the ITC patents. During the course of this litigation (or a future yet unidentified and unfiled litigation, should such litigation arise), certain of ITC's key patents could be found to be invalid or not infringed. Any such adverse finding as to the validity or scope of ITC's key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

         In the long term, our strategic plan depends upon our ability to generate patent licensing revenue from the sale by third parties of products compliant with the standards adopted for 3G (3G Products). Our ability to generate such revenue is subject to certain risks. First, many of the inventions which we believe will be employed in 3G Products are the subject of patent applications which have not yet been issued by the relevant patent reviewing authorities. While we intend to vigorously prosecute such patents, we cannot assure that these patent applications will be granted and that the resulting patents will be infringed by 3G Products. Second, we expect that the validity of our patents will be challenged, and that we will be required to enforce our patents against parties that refuse to take a license under our patents. While we intend to vigorously defend and enforce our patents, we cannot assure that the validity of our patents will be maintained or that any of our patents will be determined to be applicable to any 3G Product.

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues
- -------------------------------------------------------------------------------

         Certain of our licenses contain "most favored nations" and other provisions, applied on a going forward basis only, which could, in certain events, cause the licensee's obligation to pay royalties to us to be reduced, terminated or suspended for an indefinite period, with or without the accrual of the royalty obligation. In addition, certain of our licensees had, in the past, stated, among other things, that the outcome of a prior litigation over ITC's patents materially impacted the royalties due under their license agreements. While we believe that these positions have been meritless, similar positions could be asserted in the event that a licensee's obligation to pay royalties to us in the future is either terminated or indefinitely suspended or in the event that ITC's patents are held invalid or unenforceable or this position could be found to have merit. Such positions taken could interfere with ITC's ability to secure new licenses or to generate recurring licensing revenue under the existing agreements. In addition, ITC may have to incur expenses and suffer further delays to mediate, arbitrate and/or litigate such assertions, with no assurance of ultimate success. ITC's licensing opportunities are also affected by the increasing concentration of the wireless industry, particularly as to infrastructure, which results in a substantial portion of the licensing opportunities being concentrated in a small number of non-licensed manufacturers, many of whom are generally opposing the validity of ITC's patents in multiple forums. In such cases, our operating results and revenues could be adversely affected.

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

Analyst and Market Predictions are Forward-Looking in Nature

         Our market predictions, as well as analyst, industry observer and expert predictions described herein are forward looking in nature and, as such, are inherently subject to risks and uncertainties. Many factors could affect these predictions including, but not limited to, the validity of their and our assumptions, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, continued growth in telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements. Also, the 3G market may not develop at the rate or pace that we or they predict.

If Wireless Handsets Pose Health and Safety Risks, Demand for Our Products in Development and Those of Our Licensees and Customers Could Decrease.

         Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. If concerns over radio frequency emissions grow, this could have the effect of discouraging the use of wireless handsets, which would decrease demand for our products and those of our licensees and customers. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products in development and those of our licensees and customers.


We Face Risks From Doing Business in Global Markets

         A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. In doing so, we are subject to the effects of government regulations, tariffs and other applicable trade barriers, currency control regulations, political instability, potentially adverse tax consequences, inability to enforce contractual commitments abroad, and general delays in remittance and difficulties of collecting non-U.S. payments, among other things. We are also subject to risks specific to the individual countries in which our customers, our licensees and we do business.

We Face Risks From Changing Global Economic Conditions

         We and our customers face risks from economic conditions generally which affect, among other things, the ability and willingness of companies to invest in technological and product development, our need for working capital, and our revenue recognition.

Item 2.  PROPERTIES

         InterDigital owns one facility, subject to a mortgage, in King of Prussia, Pennsylvania. InterDigital is party to a lease expiring in 2007, for approximately 67,000 square feet of space in Melville, New York. InterDigital is a party to a lease expiring in 2006, for approximately 11,918 square feet of space in Montreal, Quebec, Canada. These facilities are the locations for our technology development activities. InterDigital is also a party to a lease expiring in 2001 for approximately 1,125 square feet of office space in Tokyo, Japan.

Item 3.  LEGAL PROCEEDINGS

Ericsson


         In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the Court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorney's fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

         In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amendment Complaint seeking to include these two new patents in the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. In 1998, Ericsson Inc. filed a motion for Partial Summary Judgment, which was denied by the Court in early 1999. Also in 1998, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. filed for leave to file an Amended Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation. The Court granted Ericsson's request. Fact discovery has been concluded. The "Markman" hearing was held in April 2000, where a Special Master later made recommendations in September 2000 to the Court as to the meaning of certain terms contained in the patents. The Court has yet to rule on the Special Master's recommendations. In addition, in May 2000, InterDigital filed a motion for Partial Summary Judgment, which has yet to be ruled on. InterDigital and ITC intend to vigorously defend the Texas action. However, if any of ITC's patents are held invalid, ITC's licensing opportunities and collections of royalty revenues could be materially and adversely affected. No date for trial has been set by the Court.

NEC

         In March 2001, ITC filed a Complaint against NEC with the American Arbitration Association. The Complaint alleges that NEC has substantially under-reported sales of TDMA-based products for which NEC is obligated to pay ITC royalties pursuant to the TDMA patent license agreement entered into by the parties in 1995. ITC is seeking payment of the under-reported royalties.

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

         In addition to litigation associated with patent enforcement and licensing activities and the litigation described above, InterDigital is a party to certain other legal actions arising in the ordinary course of its business. Based upon information presently available to InterDigital, InterDigital believes that the ultimate outcome of these other actions will not materially affect us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of the high and low sales prices of InterDigital's Common Stock as reported by the American Stock Exchange through April 25, 2000 and by the National Association of Securities Dealers and Quotations thereafter.

                                        High                    Low
2000                                    ----                    ---

                  First Quarter        $80.00                  $20.625
                  Second Quarter        27.5625                 12.9375
                  Third Quarter         25.00                   12.00
                  Fourth Quarter        14.50                    4.50


                                        High                    Low
1999                                    ----                    ---
                  First Quarter         $6.9375                 $4.125
                  Second Quarter         5.75                    4.0625
                  Third Quarter          6.75                    4.25
                  Fourth Quarter        82.00                    5.3125


         As of March 22, 2001, there were approximately 1,802 holders of record of our Common Stock.

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA


Consolidated Statement of Operations Data:
                                                                   2000         1999         1998         1997         1996
                                                                ---------    ---------    ---------    ---------    ---------
Revenues:
   Product and services                                         $   5,634    $   4,496    $   6,751    $  43,854    $  24,974
   Licensing and strategic partner                                 51,244       66,171       92,470        5,982       28,719
Total revenues                                                     56,878       70,667       99,221       49,836       53,693
Net income (loss) applicable to common shareholders
   before cumulative effect of change in accounting principle
                                                                    5,564       26,451       36,713      (34,523)     (11,904)
Earnings (loss) per common share before cumulative effect of change in accounting principle - basic
                                                                $    0.11    $    0.55    $    0.76    $   (0.72)   $   (0.26)
Earnings (loss) per common share before cumulative effect of change in accounting principle - diluted
                                                                $    0.10    $    0.52    $    0.75    $   (0.72)   $   (0.26)

Cumulative effect of change in accounting principle             $ (53,875)   $    --      $    --      $    --      $    --

Net income (loss) applicable to common shareholders               (48,311)      26,451       36,713      (34,523)     (11,904)
Earnings (loss) per share - basic                               $   (0.91)   $    0.55    $    0.76    $   (0.72)   $   (0.26)
Earnings (loss) per share - diluted                             $   (0.91)   $    0.52    $    0.75    $   (0.72)   $   (0.26)


Weighted average number of shares outstanding-basic                52,855       48,357       48,380       48,166       46,462

Weighted average number of shares outstanding-diluted              57,306       50,495       48,771       48,166       46,462

Pro forma effect of change in accounting principle
  Net income (loss) applicable to common shareholders
     before cumulative effect of change in accounting principle              $  35,488    $   4,573    $ (32,004)   $ (25,165)
  Net income (loss) per share - basic                                        $    0.73    $    0.09    $   (0.66)   $   (0.54)
  Net income (loss) per share - diluted                                      $    0.70    $    0.09    $   (0.66)   $   (0.54)

Consolidated Balance Sheet Data:
Cash and cash equivalents                                       $  12,343    $  14,592    $  20,059    $  17,828    $  11,954
Short-term investments                                             76,644       68,550       32,218        7,976       43,063
Working capital                                                    90,566       95,498       54,752       22,903       57,076
Total assets                                                      141,625      126,571       99,523       69,363      112,636
Long-term debt                                                      2,560        3,005        3,772        4,460        5,011
Accumulated deficit                                              (181,899)    (133,588)    (160,039)    (196,752)    (162,229)
Total shareholders' equity                                      $  73,910    $ 109,507    $  75,808    $  38,505    $  72,507


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained in this document.

         We develop advanced wireless technologies and products that drive voice and data communications. We intend to position ourselves in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products, including core technology, software solutions, systems expertise and finished chips.

         We are focusing our strategy in three areas. First, we intend to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer and specialized engineering services. Second, we plan to bring to market, with partners or on our own, 3G products to enable the delivery of high quality voice and high data rate services in mobile terminals and base stations. Third, we intend to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS


         We generated positive cash flows from operating activities of $4.5 million in 2000 compared to $24.0 million in 1999. The high level of positive operating cash flow in 1999 resulted from cash receipts of approximately $42.0 million arising principally from license agreements with Nokia, Robert Bosch Gmbh and Japan Radio Corporation. The positive operating cash flow in 2000 was mainly due to changes in operating working capital related to inventory reduction and cash receipts associated with completed performance bonds and insurance recoveries generated during the period.


         Net cash flows used in investing activities decreased to $16.1 million in 2000 from $35.5 million in 1999. The decrease was mainly due to a lower level of additional investment of funds in short-term, highly liquid securities ($8.1 million in 2000 versus $36.3 million in 1999). In addition, investments in property, equipment, information systems and patents were $8.8 million in 2000 as compared to $2.9 million in 1999. The increase in 2000 reflects accelerated development program and new information system investments.

         During 2000, net cash provided by financing activities was $9.3 million as compared to $6.1 million in 1999. The increase in 2000 primarily resulted from net proceeds of $12.3 million related to option and warrant exercises and our employee stock purchase plan. This was partially offset by the use of $2.4 million to repurchase approximately 458,000 shares of common stock under a share repurchase program.

         As of December 31, 2000, we had $89.0 million of cash, cash equivalents and short-term investments, compared to $83.1 million as of December 31, 1999. Our working capital excluding cash, cash equivalents, short-term investments and current maturities of debt decreased to $1.9 million at December 31, 2000 from $12.8 million at December 31, 1999. The decrease was principally a result of an increase in short-term deferred revenue resulting from changes recorded in response to SAB No. 101 and the sale of inventory related to exiting the WLL business offset in part by higher receivables associated with increased royalty revenue in the second half of 2000.

         Consistent with our strategy of accelerated development activity, we expect to increase staffing levels and investments in enabling capital assets in 2001. Capital expenditures in 2001 for hardware, software, patents and other items needed to support development program and product positioning initiatives are expected to be $8.0 million - $10.0 million. Absent cash flow from new license agreements, the impact of these accelerated investments may result in modest negative cash flow in 2001. We are capable of supporting these and other operating requirements for the foreseeable future through cash and short-term investments on hand as well as other internally generated funds. Should the need arise to fund new development activities, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the value of our patents is at least equal to the value included in the December 31, 2000 balance sheet.

RESULTS OF OPERATIONS

Modification of Revenue Recognition Policy

         Effective January 1, 2000, we modified our licensing revenue recognition policy in response to SAB No. 101, "Revenue Recognition in Financial Statements", that was issued by the SEC in December 1999. SAB No. 101 expresses the views of the SEC Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. These payments can cover either royalty prepayments that are exhausted through future sales of licensee products or payments related to paid-up licenses in which the licensee makes a single payment for a lifetime patent license. Historically, we recorded such fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we reflected in our twelve months results a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of up-front payments that represents amounts which either had not yet been exhausted through product sales by licensees as of January 1, 2000 or are expected to be recognized in the future based on the shorter of the expected remaining life of the technology or patents. In the year 2000, we recognized approximately $12.5 million and $10.4 million of revenue and earnings, respectively, related to the deferred amounts on a post-SAB No. 101 basis. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts either as licensees product sales occur or over the shorter of the expected remaining life of the technology or patents.

2000 Compared With 1999

Revenues

         Revenues in 2000 totaled $56.9 million, compared to $70.7 million in 1999. The decrease was due to lower licensing revenue primarily related to past infringement obligations of new licensees. During 1999, we recorded approximately $42.0 million of revenues for such items as compared to zero in 2000. In 2000, we recognized revenue of $34.1 from recurring royalties ($21.6 million on a pre-SAB No. 101 basis), $17.2 million from specialized engineering services and $5.6 million from final sales of WLL products. This compares with $9.4 million from recurring royalties, $10.8 million from specialized engineering services and approximately $7.6 million from WLL product sales and related strategic partnership activities in 1999.

Cost of Product

         Cost of product in 2000 decreased to $5.2 million from $5.9 million in 1999. Cost of product in 2000 reflected amounts associated with final product sales in connection with our exit from the WLL product business. We experienced negative gross margins in both years as there were insufficient product sales to absorb manufacturing overhead.

Operating Expenses

         Sales and marketing expenses increased 8% to $3.9 million during 2000 as compared to $3.6 million in 1999. The increase was primarily due to costs associated with strategic marketing analysis activities.

         General and administrative expenses for 2000 increased 73% to $13.4 million from $7.8 million in 1999. The increase was due largely to increased resources necessary to support development program expansion, non-recurring costs associated with severance for a departed executive and the settlement of a dispute with a former employee and various corporate strategic initiatives.

         Patents administration and licensing expenses decreased 4% to $5.1 million as compared to $5.3 million in 1999. The decrease was mainly due to a decrease in net recognized costs related to ongoing litigation with Ericsson.

         Development expenses increased 27% to $26.0 million from $20.5 million in 1999. This increase over 1999 was due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense

         Interest Income for 2000 was $6.3 million as compared to $3.9 million in 1999 as a result of higher average invested cash in 2000 as compared to 1999. Interest expense was $0.2 million in 2000 compared to $0.3 million in 1999 due to lower overall debt in 2000 as compared to 1999.

1999 Compared With 1998

Revenues

         Revenues in 1999 totaled $70.7 million, compared to $99.2 million in 1998. The decrease relates to a lower amount of new licensing revenue. In 1999, we recognized $42.8 million in new licensee revenue, $10.8 million in specialized engineering services, $9.4 million from recurring royalties and $7.7 million from WLL product sales and related strategic partnership activities. In 1998, new licensee revenue was $83.5 million, strategic partner revenue was $8.0 million, recurring royalties were approximately $1.0 million and product revenues were $6.8 million.

Cost of Product

         Cost of product revenues decreased 67% to $5.9 million from $17.6 million in 1998. The decrease reflects decreased product sales as well as the impact of a write-down of inventory of $7.9 million in 1998. We experienced negative gross margins in both years as there were insufficient product sales to absorb manufacturing overhead.

Operating Expenses

         Sales and marketing expenses decreased 6% to $3.6 million during 1999 as compared to $3.9 million in 1998. The decrease was primarily due to decreased sales commissions and marketing activity for the UltraPhone product.

         General and administrative expenses for 1999 increased 43% to $7.8 million from $5.4 million in 1998 due in part to staffing level changes and higher compensation costs associated with restricted stock grants.

         Patents administration and licensing costs decreased 52% to $5.3 million as compared to $11.1 million in 1998. We experienced reduced costs such as commissions and other expenses related to our activities supporting our licensing program, and recovered certain expenses related to an ongoing patent litigation with Ericsson. In February of 2000, InterDigital and its insurers defined the method, timing and limitations of reimbursement for covered litigation expenses.

         Development costs increased 19% to $20.5 million from $17.2 million in 1998. This increase reflects the ramp up of costs associated with 3G development activities.

Repositioning

         In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of WLL products to technology development for advanced wireless applications. This action was taken after assessing our long-term business prospects associated with continued investment in the development of WLL systems. The repositioning charge included costs associated with workforce reductions (approximately 27 employees) and asset impairment charges related to WLL development equipment. The components of the repositioning charge included severance and other benefit costs of $0.4 million and asset impairment charges of $0.8 million for fixed assets associated with WLL activities. Management's efforts with respect to this plan are complete.

Other Income and Expense

         Interest Income for 1999 was $3.9 million as compared to $2.6 million in 1998 as a result of higher average invested cash in 1999 as compared to 1998. Interest expense was $0.3 million in 1999 compared to $0.4 million in 1998 due to lower overall debt in 1999 as compared to 1998.



Expected Trends

         In 2001, we expect 10% to 20% growth in revenues from recurring royalties and specialized engineering services. Our operating expense levels should also ramp up in 2001 as we continue accelerated investment in 3G technology and product development, and marketing. Total growth in 2001 operating expenses should depend in part on the pace of hiring and, as a result, could be from 25% to 50% higher than 2000. Given the above, quarterly results in 2001, absent one-time revenue from past infringement or other licensing sources, could range from a modest loss to slight profitability.

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


        CONSOLIDATED FINANCIAL STATEMENTS                           PAGE NUMBER
                                                                    -----------


              Report of Independent Public Accountants                    36

              Report of Management                                        37

              Consolidated Balance Sheets                                 38

              Consolidated Statements of Operations                       39

              Consolidated Statements of Shareholders' Equity             40

              Consolidated Statements of Cash Flow                        41

              Notes to Consolidated Financial Statements                  42



        SCHEDULES:



              Schedule II - Valuation and Qualifying Accounts             67


         All other schedules are omitted because they are not required, are not applicable or equivalent information has been included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

         We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of recognizing revenue.

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


                                                         Arthur Andersen LLP



Philadelphia, Pennsylvania
February 6, 2001

                              REPORT OF MANAGEMENT


         Management is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States considered appropriate in the circumstances to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments.


         To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls. Even an effective system of internal controls, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. The system of accounting and other controls is continually assessed, modified and improved, where appropriate and cost effective, in response to changes in business conditions and operations and recommendations made by the independent accountants.

         The Audit Committee of the Board of Directors, which is composed of independent directors, meets periodically with management and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to corporate accounting, financial reporting practices and integrity of financial reports as well as legal and regulatory compliance therewith. Both management and the independent accountants periodically meet privately with the Audit Committee and have access to its individual members.


         The financial statements have been audited by the company's independent accountants, Arthur Andersen LLP, in accordance with auditing standards generally accepted in the United States. Their report is presented herein.



         Howard E. Goldberg
         President and Chief Executive Officer





         Richard J. Fagan
         Executive Vice President and Chief Financial Officer






         King of Prussia, Pennsylvania
         March 30, 2001

                              FINANCIAL STATEMENTS


            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                   DECEMBER 31,            DECEMBER 31,
ASSETS                                                                2000                    1999
- ------                                                             ------------            ------------

CURRENT ASSETS:

   Cash and cash equivalents                                       $  12,343                $  14,592
   Short-term investments                                             76,644                   68,550
   Accounts receivable, net of allowance of $473 and $975             16,928                   10,884
   Inventories                                                             -                    3,092
   Other current assets                                               10,066                   11,625
                                                                   ---------                ---------
      Total current assets                                           115,981                  108,743
                                                                   ---------                ---------
   PROPERTY, PLANT AND EQUIPMENT, NET                                 11,302                    7,393
   PATENTS, NET                                                       10,102                    9,723
   OTHER NON-CURRENT ASSETS                                            4,240                      712
                                                                   ---------                ---------
                                                                      25,644                   17,828
                                                                   ---------                ---------
                                                                   $ 141,625                $ 126,571
                                                                   =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                               $     326                $     446
   Accounts payable                                                    4,482                    2,454
   Accrued compensation and related expenses                           3,742                    4,326
   Deferred revenue                                                   12,108                       69
   Foreign and domestic taxes payable                                  1,284                    1,093
   Other accrued expenses                                              3,473                    4,857
                                                                   ---------                ---------
     Total current liabilities                                        25,415                   13,245
LONG-TERM DEBT                                                         2,234                    2,559
LONG-TERM DEFERRED REVENUE                                            40,066                        -
OTHER NON-CURRENT LIABILITIES                                              -                    1,260
                                                                   ---------                ---------
TOTAL LIABILITIES                                                     67,715                   17,064
                                                                   ---------                ---------



COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
       $2.50 Convertible Preferred, 55 and 102 shares issued and
       outstanding, liquidation value of $1,375 and $2,550                 5                       10
   Common Stock, $.01 par value, 100,000 shares authorized,
       53,780 and 50,985 shares issued                                   538                      510
   Additional paid-in capital                                        267,936                  249,976
   Accumulated deficit                                              (181,899)                (133,588)
   Unearned compensation                                              (4,597)                  (1,769)
                                                                   ---------                ---------
                                                                      81,983                  115,139
  Treasury stock, 1,500 and 1,042 shares of common held at cost        8,073                    5,632
                                                                   ---------                ---------
    Total shareholders' equity                                        73,910                  109,507
                                                                   ---------                ---------
                                                                   $ 141,625                $ 126,571
                                                                   =========                =========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                            2000         1999       1998
                                                                                         -----------------------------------
REVENUES:
  Product revenues                                                                        $    5,634    $   4,496  $   6,751
  Licensing and alliance                                                                      51,244       66,171     92,470
                                                                                         -----------------------------------
                                                                                              56,878       70,667     99,221
                                                                                         -----------------------------------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                                                              5,200        5,876     17,577
  Sales and marketing                                                                          3,919        3,614      3,864
  General and administrative                                                                  13,408        7,761      5,434
  Patents administration and licensing                                                         5,095        5,330     11,145
  Development                                                                                 26,013       20,481     17,166
  Repositioning charges                                                                            -        1,213          -
                                                                                         -----------------------------------
                                                                                              53,635       44,275     55,186
                                                                                         -----------------------------------
  Income from operations                                                                       3,243       26,392     44,035

OTHER INCOME (EXPENSE):
  Interest income                                                                              6,300        3,883      2,561
  Interest and financing expenses                                                               (244)        (323)      (367)
                                                                                         -----------------------------------
  Income before income taxes                                                                   9,299       29,952     46,229

INCOME TAX PROVISION                                                                          (3,607)      (3,246)    (9,261)
                                                                                         -----------------------------------
  Net income before cumulative effect of change in accounting principle                        5,692       26,706     36,968

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET                                     (53,875)           -          -

NET income (loss)                                                                            (48,183)      26,706     36,968

PREFERRED STOCK DIVIDENDS                                                                       (128)        (255)      (255)
                                                                                         -----------------------------------
  Net income (loss) applicable to common shareholders                                      $ (48,311)   $   26,451  $ 36,713
                                                                                         ===================================
NET INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE - BASIC                                                           $    0.11    $    0.55   $   0.76
                                                                                         ===================================
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                                 $   (0.91)   $    0.55   $   0.76
                                                                                         ===================================





    WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                              52,855       48,357     48,380
                                                                                         ====================================

NET INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE - DILUTED                                                         $    0.10     $   0.52   $   0.75
                                                                                         ====================================

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                               $   (0.91)    $   0.52   $   0.75
                                                                                         ====================================

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                            57,306       50,495     48,771
                                                                                         ====================================

PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 2):
    NET INCOME APPLICABLE TO COMMON SHAREHOLDER
       BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        $ 35,488    $ 4,573
    NET INCOME PER SHARE - BASIC                                                                             0.73       0.09
    NET INCOME PER SHARE - DILUTED                                                                           0.70       0.09

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except per share data)


                                           $2.50                Additional
                                        Convertible     Common    Paid-In   Accumulated     Unearned    Treasury
                                      Preferred Stock   Stock     Capital     Deficit     Compensation   Stock      Total



BALANCE, DECEMBER 31, 1997                 $      10    $   482  $  234,765   $  (196,752)     $       -     $    -    $  38,505

     Exercise of Common Stock options              -          1         479             -              -          -          480
     Dividend of Common Stock and cash to
         $2.50 Preferred shareholders              -          -          53          (255)             -          -         (202)
     Sale of Common Stock under Employee
         Stock Purchase Plan                       -          1         334             -              -          -          335
     Treasury Stock acquired                       -          -           -             -              -       (278)        (278)
     Net income                                    -          -           -        36,968              -          -       36,968

                                           ---------- ---------- ----------- -------------- --------------  ----------  -----------
BALANCE, DECEMBER 31, 1998                        10        484     235,631      (160,039)             -       (278)      75,808

     Exercise of Common Stock options              -         17       9,536             -              -          -        9,553
     Exercise of Common Stock warrants             -          5       2,504             -              -          -        2,509
     Dividend of Common Stock and cash to
         $2.50 Preferred shareholders              -          -          87          (255)             -          -         (168)
     Sale of Common Stock under Employee
         Stock Purchase Plan                       -          1         324             -              -          -          325
     Issuance of Restricted Common Stock           -          3       1,894             -         (1,897)         -            -
     Amortization of unearned compensation         -          -           -             -            128          -          128
     Treasury Stock acquired                       -          -           -             -              -     (5,354)      (5,354)
     Net income                                    -          -           -        26,706              -          -       26,706
                                           ---------- ---------- ----------- -------------- --------------  ----------  -----------
BALANCE, DECEMBER 31, 1999                        10        510     249,976      (133,588)        (1,769)    (5,632)     109,507

     Exercise of Common Stock options              -          7       3,706             -              -          -        3,713
     Tax benefit related to Stock options          -          -         604             -              -          -          604
     Exercise of Common Stock warrants             -         16       8,012             -              -          -        8,028
     Dividend of Common Stock and cash to
         $2.50 Preferred shareholders              -          -          53          (128)             -          -         (75)
     Conversion of Preferred Stock to
         Common Stock                             (5)         1           4             -              -          -            -
     Sale of Common Stock under Employee
        Stock Purchase Plan                        -          1         508             -              -          -          509
     Issuance of Restricted Common Stock           -          3       5,073             -         (5,076)         -            -
     Amortization of unearned compensation         -          -           -             -          2,248          -        2,248
     Treasury Stock acquired                       -          -           -             -              -     (2,441)      (2,441)
     Net loss                                      -          -           -       (48,183)             -          -      (48,183)
                                           ---------- ---------- ----------- -------------- -------------- ---------- -----------
BALANCE, DECEMBER 31, 2000                 $       5   $    538  $  267,936  $   (181,899)   $    (4,597)$    (8,073)   $ 73,910
                                           ========== ========== =========== ============== ============== ========== ===========



        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                       YEAR
                                                                                                ENDED DECEMBER 31,
                                                                                      ---------------------------------------

                                                                                          2000         1999        1998
                                                                                      ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) before preferred stock dividends                                $  (48,183)   $  26,706    $   36,968
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities-
            Depreciation and amortization                                                   4,491        4,670        4,629
            Deferred revenue                                                              (12,500)      (3,867)      (3,121)
            Cumulative effect of change in accounting principle, net of tax                53,875            -            -
            Amortization of unearned compensation                                           2,248          128            -
            Repositioning charges                                                               -        1,213            -
            Decrease (increase) in assets-
                       Receivables                                                         (6,044)       4,099      (11,925)
                       Inventories                                                          3,092        2,010        7,182
                       Other current assets                                                 7,852       (8,569)        (278)
            Increase (decrease) in liabilities-
                       Accounts payable                                                     2,028       (3,519)      (2,250)
                       Accrued compensation                                                  (584)       1,050           39
                       Other accrued expenses                                              (1,737)          35       (1,123)
                                                                                      ---------------------------------------
            Net cash provided by operating activities                                       4,538       23,956       30,121
                                                                                      ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net                                               (8,094)     (36,332)     (24,242)
     Purchases of property and equipment                                                   (6,806)      (1,646)      (1,831)
     Patent costs                                                                          (1,973)      (1,291)      (1,778)
     Other non-current assets                                                                 797        3,748          314
                                                                                      ---------------------------------------
            Net cash used in investing activities                                         (16,076)     (35,521)     (27,537)
                                                                                      ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options and warrants
            and employee stock purchase plan                                               12,250       12,387          815
     Lease obligations incurred                                                                 -            -          251
     Payments on long-term debt, including capital lease obligations                         (445)        (767)        (939)
     Cash dividends on Preferred Stock                                                        (75)        (168)        (202)
     Purchase of Treasury Stock                                                            (2,441)      (5,354)        (278)
                                                                                      ---------------------------------------
     Net cash provided by (used in) financing activities                                    9,289        6,098         (353)
                                                                                      ---------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,249)      (5,467)       2,231

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             14,592       20,059       17,828
                                                                                      ---------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  12,343    $  14,592    $  20,059
                                                                                      =======================================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                      $     235    $     296    $     350
                                                                                      =======================================
     Income taxes paid, including foreign withholding taxes                             $   1,202    $   4,403    $   8,881
                                                                                      =======================================

        The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


1.       BACKGROUND


         InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) develops and markets advanced digital wireless communications applications. In conjunction with our technology development, we have developed an extensive body of technical know-how, related product embodiments and a broad patent portfolio of Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents, which we license worldwide.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of InterDigital and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

         InterDigital considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost which approximates market value. At December 31, 2000 and 1999, all of InterDigital's short-term investments are classified as available-for-sale pursuant to Statement of Financial Accounting Standards
(SFAS) No. 115. "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2000 and 1999, there were no significant unrealized holding gains or losses.

         Cash and cash equivalents consist of the following (in thousands):

                                                             December 31,

                                                         2000          1999
                                                         ----          ----

              Money market funds and demand accounts     $11,519    $14,350

              Repurchase agreements                          824        242
                                                         -------    -------
                                                         $12,343    $14,592
                                                         =======    =======

         The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

         Short term investments consist of the following (in thousands):

                                                             December 31,
                                                           2000         1999
                                                           ----         ----

        US government agency instruments                $45,000     $ 35,600
        Corporate bonds                                  31,644       32,950
                                                         ------       ------
                                                        $76,644      $68,550
                                                         ======       ======

Inventories

         There were no inventories on hand at December 31, 2000 as a result of the Company's discontinuance of the sales and development of WLL products (See, Note 3). Inventories at December 31,1999 are stated at the lower cost or market, with cost determined on a first-in-first-out basis and market determined based on net realizable value.

Property and Equipment


         Property and equipment are stated at cost. Depreciation and amortization of property, plant and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, which is generally five to ten years. The buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. Depreciation expense was $3.0 million, $3.2 million and $3.5 million in 2000, 1999 and 1998, respectively.


Internal-Use Software Costs

         Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use" , we capitalize certain costs associated with software for internal-use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include external direct costs of hardware, software and services and payroll and payroll-related expenses for employees who are directly associated with developing internal-use software. In accordance with SOP-98-1, for the year ended December 31, 2000, we capitalized $1.8 million of costs associated with a new ERP system. Such costs are included within property and equipment and are being amortized over five years. Accumulated amortization expense was $92,000 at December 31, 2000 for the year then ended.

Patents


         The costs to obtain certain patents for InterDigital's TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over 10 years. Amortization expense was $1.5 million, $1.5 million and $1.1 million in 2000, 1999 and 1998, respectively. Accumulated amortization was $9.8 million and $8.2 million at December 31, 2000 and 1999, respectively.


Development


         All engineering development expenditures are charged to expense in the period incurred.


Revenue Recognition

         Licensing and alliance revenue includes patent licensing revenue and strategic partner revenue. Patent licensing arrangements consist primarily of up-front, one-time, non-refundable fees and recurring royalties. Strategic partner revenue is generated by patent, technology and know-how licensing and development agreements, which generally include license fees and services. Product revenue includes sales of wireless local loop (WLL) products. As described in Note 3, in the second quarter of 1999, we changed our strategy from sales and development of WLL products to technology development for advanced wireless applications.


         Prior to 2000, we recorded revenue from up-front, non-refundable patent license fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Effective January 1, 2000, we modified our revenue recognition policy with respect to up-front license fees in response to Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" that was issued by the Securities and Exchange Commission in December 1999. Following SAB No. 101 guidance, we reflected in our results for the year ended December 31, 2000, a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of up-front payments that relate to future periods as of January 1, 2000. Payments are now recognized as revenue as licensee product sales occur or over the shorter of the expected remaining life of the technology or patents. For the year ended December 31, 2000, we recognized approximately $12.5 million and $10.4 million of revenue and net income, respectively, related to revenue that was recognized in prior years and subsequently recorded as deferred revenue as of January 1, 2000 in accordance with SAB No. 101. Pro forma data for the years ended December 31, 1999 and 1998 presents the Company's net income before cumulative effect of change in accounting principle and the related per share amounts as if SAB No. 101 was adopted at the beginning of each period presented. Following generally accepted accounting principles, no prior period results are restated related to the cumulative effect of change in accounting principles.

         Royalty revenue is recognized as earned in accordance with the specified terms of each license agreement. Revenue from patent, technology and know-how licensing and development agreements are recognized based on the fair value of the elements delivered, which generally include servicing and patent license rights. Revenue from installation, training and other services was recognized when the related services were complete. Product revenue was recognized upon shipment of systems.


Concentration of Credit Risk and Fair Value of Financial Instruments

         Financial instruments which potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments. Our accounts receivable are derived principally from patent license agreements and engineering services. We believe that the book value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt, approximate their fair values.


Impairment of Long-Lived Assets

         Pursuant to SFAS No.121. "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", InterDigital is required to evaluate long-lived assets and certain intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 1999, a $0.8 million charge was taken as a part of a repositioning program (See, Note 3). No such adjustments were recorded in 2000 or 1998.

Net Income (Loss) Per Common Share


         InterDigital follows SFAS No. 128 "Earnings per Share". The following tables reconcile the numerator and the denominator of the basic and diluted net income (loss) per share computation (in thousands, except for per share data):


                                                                Year Ended December 31, 2000

                                                                                        Income          Shares       Per-Share
                                                                                     (Numerator)    (Denominator)      Amount


Net income per Share - Basic:
Net income  before cumulative effect of change in accounting principle                   $  5,692               n/a         n/a
Preferred Stock dividend                                                                    (128)               n/a         n/a

                                                                                    ------------- ----------------- -----------

Net income before  cumulated  effect change in  accounting  principle
   available to common shareholders                                                         5,564            52,855       $0.11


Dilutive effect of options and warrants                                                         -             4,451      (0.01)



Net income per Share - Diluted:
                                                                                    ------------- ----------------- -----------
Net income available to common shareholders before cumulative effect of
   change in accounting principle and dilutive effects of options and warrants           $  5,564            57,306     $  0.10


Cumulative effect of  change in accounting principle                                     (53,875)

Net income (loss) per Share-Basic:
Net income (loss) available to common shareholders                                       (48,311)            52,855      (0.91)

Dilutive effect of options and warrants                                                         -                 -           -

Net income (loss) per Share-Diluted:
                                                                                    ------------- ----------------- -----------
Net income (loss) available to common shareholders and dilutive effects of
options and warrants                                                                     $(48,311)            52,855    $ (0.91)
                                                                                    ============= ================= ===========




                                                                     Year Ended December 31,
                                                                     -----------------------
                                                   1999                                        1998
                                                   ----                                        ----

                                                                       Per-Share                                   Per-Share
                                          Income      Shares            Amount        Income          Shares        Amount
                                                                        ------                                      ------
                                        (Numerator)   (Denominator)                 (Numerator)    (Denominator)
                                        -----------   -------------                 -----------    -------------

Net income per Share - Basic:
Net   income   available   to  common        $26,451           48,357     $ 0.55         $36,713           43,380      $0.76
shareholders

Dilutive   effect  of   options   and              -            2,138     (0.03)               -              391     (0.01)
warrants

Net income per Share - Diluted:
                                       -------------- ---------------- ----------  -------------- ---------------- ----------

Net   income   available   to  common        $26,451           50,495      $0.52         $36,713           48,771      $0.75
shareholders  and dilutive effects of
options and warrants
                                       ============== ================ ==========  ============== ================ ==========


Pro forma effect of change in
accounting principle:
     Net income  applicable to common        $35,488           48,357      $0.73          $4,573           48,380      $0.09
     shareholders  before  cumulative
     effect of  change in  accounting
     principle
Dilutive effect of options and                     -            2,138     (0.03)               -              391          -
warrants
                                       -------------- ---------------- ----------  -------------- ---------------- ----------
Net income per Share - Diluted:              $35,488           50,495      $0.70          $4,573           48,771      $0.09
                                       ============== ================ ==========  ============== ================ ==========


         For the year ended December 31, 2000, options to purchase 1.0 million shares were excluded from the calculation of diluted earnings per share (EPS) before the cumulative effect of change in accounting principle because the exercise price of the options were greater than the weighted average market price of our common stock during the period and, therefore, their effect would have been anti-dilutive. All options and warrants were excluded from the computation of diluted EPS for the year ended December 31, 2000 as a result of net loss for the period. For the years ended December 31, 1999 and 1998, there were options and warrants to purchase approximately 1.6 and 7.4 million shares of common stock, respectively, that were excluded from the computation of diluted EPS because their effect was anti-dilutive.

3.       REPOSITIONING:

         In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of WLL products to technology development for advanced wireless applications. This action was taken after assessing our long-term business prospects associated with continued investment in the development of WLL systems. The repositioning charge included costs associated with workforce reductions (approximately 27 employees) and asset impairment charges of $0.8 million for fixed assets associated with WLL activities. Management's efforts with respect to this plan are complete.

4.       STRATEGIC PARTNER AGREEMENTS AND MAJOR CUSTOMERS:

         Substantially all of the Company's revenue is derived from customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risks.

Patent Licensing Revenue


         For the year ended December 31, 2000, we recognized $21.4 million in recurring royalty revenue from TDMA licensees, excluding Nokia, plus $12.5 million of revenue that was recognized in prior years, but was deferred as of January 1, 2000 related to SAB No. 101 (See, Note 2). For the year ended December 31, 2000, royalty revenue from one customer accounted for approximately 32% of total revenue.

         In 2000, we entered into a licensing agreement with Ubinetics Ltd. under our TDMA patents. Royalty revenues will commence with commercial manufacture of covered units and infrastructure.

         In 1999, we entered into four new TDMA license agreements with Robert Bosch GMBH, Japan Radio Company, Ltd., Shintom Company, Ltd., and Iwatsu American, Inc. and granted a combination TDMA and CDMA license to Nokia. In prior years, we had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and, in certain instances, technology) to 13 additional corporations. Additionally, in prior years, we had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain CDMA patents (and, in certain instances, technology) to Alcatel, Qualcomm and Advanced Digital Technologies and to use TDMA and CDMA patents (and, in certain instances, technology) to Siemens, Samsung and AT&T. Many of these licenses contain "most favored licensee nations" provisions, applied on a going forward basis only, and provisions which could, in certain events, cause the licensee's obligations to pay future royalties to InterDigital to be suspended for an indefinite period, with or without the accrual of the royalty obligation.

         Initial revenues from new TDMA licensees in 1999 totaled $11.3 million, excluding Nokia. In 1999, InterDigital recognized $9.1 million in recurring revenue from its TDMA licensees, excluding Nokia.

         During 1998, we entered into four new TDMA licensing agreements and revised agreements with two existing licensees. These licensing transactions resulted in $83.5 million of revenue in 1998. Additionally, recurring royalty fees of $1.0 million were recognized in 1998.

Nokia Agreements


         In February 1999, we entered into a multi-year arrangement with Nokia for development of new technology for 3G wireless telecommunications products. As part of the multi-year arrangement, we are providing specialized engineering services and technology and know-how development and we will retain ownership rights over the technologies we develop thereunder. Additionally, in February 1999, we entered into a patent license agreement with Nokia related to certain TDMA and CDMA patents. For the years ended December 31, 2000 and 1999, we recognized revenue of $17.4 million and $42.6 million, respectively, under these agreements.


B-CDMA Alliance


         Prior to our 1999 strategic shift to focus on technology development for the 3G market, our development group was focused primarily on technology development of full systems to address needs in the fixed WLL market. As part of that effort, we entered into a series of agreements with Samsung, Siemens and Alcatel to develop our proprietary B-CDMA technology, a wideband CDMA technology, and products that embodied that technology. In early 1999, after reassessing the market potential of the residential WLL market, Siemens announced its withdrawal from the B-CDMA development effort. In April of 1999, Alcatel also withdrew from the B-CDMA development effort. Minimal activity took place with respect to the Samsung B-CDMA relationship during most of 1999. InterDigital recognized revenue associated with these agreements of $3.1 million and $8.0 million in 1999 and, 1998, respectively.

5.       INVENTORIES:
                                                           December 31,
                                                     2000                 1999
                                                     ----                 ----
                                                           (In thousands)
Component parts and work-in-progress                    -                $1,522

Finished Goods                                          -                 1,570
                                                   ------                 -----

                                                        -                $3,092
                                                   ======                ======

         The final shipments of UltraPhone products were completed in 2000. Inventories are stated net of valuation reserve of $13.1 million as of December 31, 1999.

6.       PROPERTY, PLANT AND EQUIPMENT:
                                                           December 31,
                                                     2000                 1999
                                                     ----                 ----
                                                           (In thousands)

Land, building and improvements                  $  4,658              $  4,427
Machinery and equipment                             9,746                 8,463
Computer equipment and software                    11,472                 8,039
Furniture and fixtures                              3,017                 2,871
Leasehold improvements                              1,324                 1,196
                                                    -----                 -----


                                                   30,217                24,996

Less Accumulated depreciation                     (18,915)              (17,603)
                                                  -------              --------

                                                  $11,302              $  7,393
                                                  =======              ========

7.       LONG-TERM DEBT OBLIGATIONS:
                                                           December 31,
                                                     2000                 1999
                                                     ----                 ----
                                                           (In thousands)
Mortgage debt                                      $2,341                $2,468
Capitalized leases                                    219                   537
                                                   ------                   ---
Total long-term debt obligations                    2,560                 3,005
Less - Current portion                               (326)                 (446)
                                                   ------                 -----
                                                   $2,234                $2,559
                                                   ======                ======

         During 1996, InterDigital purchased its King of Prussia, Pennsylvania facility for $3.7 million, including cash of $930,000 and a 16 year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.


         Capitalized lease obligations are payable in monthly installments at an average rate of 11.2%, through 2001. The net book value of equipment under capitalized lease obligations is $167,000 and $1.7 million at December 31, 2000 and 1999, respectively.

         Maturities of principal of the long-term debt obligations as of December 31, 2000 are as follows (in thousands):

                    2001            $  326
                    2002               146
                    2003               148
                    2004               162
                    Thereafter       1,778
                                     -----
                                    $2,560

8.       COMMITMENTS AND CONTINGENCIES:

Leases:

         InterDigital has entered into various operating lease agreements. Total rent expense was $1.4 million in 2000, 1999 and 1998, primarily for office space. Minimum future rental payments for operating leases as of December 31, 2000 are as follows (in thousands):

                    2001            $1,265
                    2002             1,261
                    2003             1,295
                    2004             1,331
                    2005             1,370
                    Thereafter       1,513
                                     -----
                                   $ 8,035

Employment Agreements


         InterDigital has entered into agreements with certain officers that provide for the payment of severance pay benefits (in the aggregate, approximately $2.3 million at December 31, 2000), among other things, in certain events of termination of employment. All but one of these agreements generally provide for the payment of severance up to a maximum of one year of salary and up to a maximum of one year of continuation of medical and dental benefits. One of these agreements generally provides for the payment of severance up to a maximum of eighteen months of salary and up to a maximum of eighteen months of continuation of medical and dental benefits. In all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by merger or consolidation, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transaction, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the employee would generally receive two years of salary (approximately $4.0 million at December 31, 2000) and the immediate vesting of all stock options.

9.        LITIGATION


         In September 1993, our wholly-owned subsidiary, InterDigital Technology Company (ITC), filed a patent infringement action against Ericsson GE Mobile Communications, Inc. ("Ericsson GE"), its Swedish parent, Telefonaktieboleget LM Ericsson ("LM Ericsson") and Ericsson Radio Systems, Inc. ("Ericsson Radio"), in the United States District Court for the Eastern District of Virginia (Civil Action No. 93-1158-A (E.D.Va.))(the "Ericsson action") which was subsequently transferred to the United States District Court for the Northern District of Texas. The Ericsson action seeks a jury's determination that in making, selling, or using, and/or participating in the making, selling, or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringements of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorneys' fees. Ericsson GE filed an answer to the Virginia action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas ("the Texas action"). The Texas action, which involves the same patents that are the subject of the Ericsson action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violation. The Ericsson action and the Texas action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

         In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents into the Texas action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas action be dismissed, to which the Court agreed. In 1998, Ericsson Inc. filed a Motion for Partial Summary Judgment, which was denied by the Court in early 1999. Also during 1998, the United States District Court for the Northern District of Texas granted InterDigital's Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. filed for leave to file an additional Amended Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation. The Court granted Ericsson's request. Fact discovery has been concluded. The "Markman" hearing was held in April, 2000 where a Special Master later made recommendations to the court as to the meaning of certain terms contained in the patents. The Court has yet to rule on the Special Master's recommendations. In addition, in May 2000, InterDigital filed a motion for Partial Summary Judgment, which has yet to be ruled on. We have not recorded any contingencies related to this litigation. We record expenses related to the litigation as they are incurred net of expected reimbursements from our insurance carriers for certain covered litigation expenses. Such expenses are included as patents administration and licensing expense. Prior to February 2000, we generally recognized insurance recoveries when the timing or amount was known or received. In February 2000, the Company and its insurers defined the method, timing and limitations of reimbursements for covered litigation expenses.

         In March 2001, ITC filed a Complaint against NEC with the American Arbitration Association. The Complaint alleges that NEC has substantially under-reported sales of TDMA-based products for which NEC is obligated to pay ITC royalties pursuant to the TDMA patent license agreement entered into by the parties in 1995. ITC is seeking payment of the under-reported royalties.

         The Company is party to other litigations which management currently believes will not have a material effect on the Company's results of operations or financial condition.

10.      RELATED PARTY TRANSACTIONS:

         In 2000, we engaged L.E.K. Consulting, a shareholder value consulting firm and paid approximately $0.5 million for their services. One of our outside directors is Chairman of the Advisory Board to L.E.K. Consulting. Our board member did not receive any compensation or commissions related to the engagement.

11.      PREFERRED STOCK:


         The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock (as defined) at the Company's election (subject to a cash election right of the holder), if legally available. Such dividends are payable semiannually on June 1 and December 1. In the event we fail to pay two consecutive semiannual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 2.08 shares of common stock for each share of preferred. In 2000, 1999 and 1998, InterDigital declared and paid dividends on the $2.50 Preferred Convertible Stock of $137,000, $255,000 and $255,000, respectively. These dividends were paid with cash of $75,000, $168,000 and $202,000, in 2000, 1999 and 1998, respectively, and 5,141, 17,530 and 8,860 shares of Common Stock in 2000, 1999 and 1998, respectively.

         Upon any liquidations, dissolution or winding up of InterDigital, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from InterDigital's assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution is made to Common shareholders. After such payments, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of the $2.50 Convertible Preferred Stock is $25 per share. The $2.50 Convertible Preferred Stock is redeemable at our option.


         The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to the Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or not a parity with the $2.50 Convertible Preferred Stock, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semi-annual dividends on the $2.50 Convertible Preferred Stock are not paid by InterDigital, the holders of the $2.50 Convertible Preferred Stock, separately voting as a class, will be entitled to elect one additional director of InterDigital.

12.      COMMON STOCK COMPENSATION PLANS AND WARRANTS

Stock Compensation Plans

         InterDigital has stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans


         InterDigital has granted options under two incentive stock option plans, four non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of InterDigital and certain others, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, the shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) which allows for the grant of incentive and non-qualified options, as well as certain other securities. The 2000 Plan authorizes the offer and sale of up to 7.4 million shares of common stock. The Board of Directors or the Compensation & Stock Option Committee of the Board determines the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant and incentive stock options granted become exercisable at 20% per year beginning one year after date of grant and generally remain exercisable for 10 years. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under both plans which provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments. All incentive options granted under such plans have exercise prices of not less than 100% of the fair market value of the Common Stock on the grant date in accordance with Internal Revenue Code requirements.

SFAS No. 123 Disclosure


         InterDigital has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized in the Statements of Operations for InterDigital's stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provision of SFAS No. 123, InterDigital's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts (in thousands except per share amounts):


                                                                       2000             1999              1998
                                                                       ----             ----              ----
         Net income (loss) applicable to Common

         Shareholders as reported                                      $(48,311)      $26,451             $36,713


         Net income (loss) applicable to Common
         Shareholders - pro forma                                      (78,898)       23,540              32,837

         Net income (loss) per share - as reported - basic                (0.91)         0.55                0.76
         Net income (loss) per share - as reported - diluted              (0.91)         0.52                0.75

         Net income (loss) per share - pro forma - basic                  (1.49)         0.49                0.68
         Net income (loss) per share - pro forma - diluted                (1.49)         0.47                0.67



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998; no dividend yield; expected volatility of 130% for 2000, 125% for 1999 and 83% for 1998, risk-free interest rates of 6.33%, 5.66% and 5.27% for 2000, 1999 and 1998, respectively, and an expected option life of 3.93 years for 2000, 4.40 years for 1999 and 3.05 years for 1998. The weighted-average fair value at the date of grant for options granted during 2000, 1999 and 1998 is estimated as $21.23, $6.61 and $3.05 per share, respectively.

         Information with respect to stock options under the above plans is summarized as follows (in thousands except per share amounts):

                                                                                              Weighted
                                           Available          Outstanding Options             Average
                                           for Grant        Number        Price Range         Exercise Price
                                           ---------        ------        -----------         --------------

BALANCE AT DECEMBER 31, 1997                  3,944         6,046       $.01-$11.625             $6.14
Granted                                       (608)           608     $3.250-$5.6875             $5.04
Canceled                                        715         (715)     $5.375-$10.750             $3.13
Exercised                                         -         (153)      $0.600-$5.625             $3.13

BALANCE AT DECEMBER 31, 1998                  4,051         5,786       $.01-$11.625             $6.05
Granted                                       (689)           689      $4.3750-$11.0             $7.49
Canceled                                        397         (397)        $5.25-$10.5             $7.50
Exercised                                         -       (1,660)       $0.1-$11.625             $5.77

BALANCE AT DECEMBER 31, 1999                  3,759         4,418        $.01-$11.65            $6.260
Granted                                     (2,513)         2,513       $5.19-$39.00           $23.900
Canceled                                        385         (386)       $4.50-$39.00           $23.013
Exercised                                         -         (686)       $0.1-$11.625            $5.409
2000 Plan Authorization                       2,200

BALANCE AT DECEMBER 31, 2000                  3,831         5,859        $.01-$39.00           $12.899


         The following table summarizes information regarding the stock options outstanding at December 31, 2000 (in thousands, except for per share amounts):

                                             Weighted Average
        Range of               Number           Remaining         Weighted Average                         Weighted Average
    Exercise Prices         Outstanding      Contractual Life     Exercise Price      Number Exercisable    Exercise Price
    ---------------        --------------    ----------------     --------------      ------------------   ----------------
       $0.0100 - $5.2500          744                 8.41              $4.6701                  525              $4.5714
       $5.3125 - $5.4375        1,388                 6.75              $5.4331                1,388              $5.4331
       $5.5000 - $7.6875        1,064                 6.47              $6.3743                  964              $6.3995
      $7.7500 - $16.1900        1,052                17.31             $10.5265                  656             $10.5387
     $16.3400 - $37.0000          899                 9.43             $21.0775                  305             $22.0038
     $39.0000 - $39.0000          712                 9.04             $39.0000                  254             $39.0000
                          ------------------------------------------------------------------------------------------------
      $0.0100 - $39.0000        5,859                 9.50             $12.8985                4,092              $9.6883
                          ================================================================================================

Common Stock Warrants

         As of December 31, 2000, we had various warrants outstanding to purchase 1.5 million shares of Common Stock at exercise prices ranging from $5.50 to $8.88 per share, with a weighted average exercise price of $5.49 per share. As of December 31, 2000, all of these warrants were currently exercisable. These warrants expire in various years through 2004. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

Restricted Stock


         In 1999, we adopted the 1999 Restricted Stock Plan, under which we can issue up to 1,500,000 shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods ranging from 0 to 5.5 years from the date of the grant. The plan originally included a tax reimbursement feature, which has been replaced with grants of restricted stock units. As of December 31, 2000, we had 668,008 restricted stock units issued in the plan, of which 322,000 were issued in 1999. The balance of unearned compensation at December 31, 2000 is $4.6 million, which is amortized over the vesting periods which are generally from one to three years.


13.      SHAREHOLDER RIGHTS PLAN

         In December 1996, InterDigital's Board of Directors declared a distribution under its Shareholder Rights Plan of one right for each outstanding common share of InterDigital to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. The Plan was amended in a number of respects in March 2000. As amended, each right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 days after a non-exempt person or group owns or acquires more than 10% of InterDigital's outstanding Common Stock or after a non-exempt person or group begins an offer for 10% or more of InterDigital's outstanding Common Stock or after a non-exempt person or group publicly announces an intent to acquire control over InterDigital and proposes in a proxy or consent solicitation to elect such a number of directors which, if elected, would represent a majority of the directors when compared with the Independent Directors continuing to serve on the Board. In general, in the event that InterDigital is acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of InterDigital) having a current market value equal to two times the exercise price of the Right.

14.      INCOME TAXES:


         The 2000 income tax provision includes a federal alternative minimum tax provision of $0.2 million and a foreign withholding tax provision of $3.4 million. The 1999 income tax provision includes a federal alternative minimum tax provision of $0.6 million and a foreign withholding tax provision of $2.6 million. The 1998 income tax provisions include a federal alternative minimum tax provision of $0.9 million, a foreign withholding tax provision of $8.4 million.
         At December 31, 2000, InterDigital had net operating loss carryforwards of approximately $148.0 million. Since realization of the tax benefits associated with these carryforwards is not considered more likely than not, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 2000.


         The net operating loss carryforwards are scheduled to expire as follows (in millions):

                    2004                           $   7.1
                    2005                              11.9
                    2006                               1.9
                    2007                              15.8
                    2008                                .2
                    Thereafter                       111.1
                                                   -------
                                                   $ 148.0

         Pursuant to the Tax Reform Act of 1986, annual use of InterDigital's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of InterDigital's stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. InterDigital believes that no ownership change for purpose of Section 382 occurred up to and including December 31, 2000. InterDigital's calculations reflect the adoption of new Treasury Regulations which became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

15.      SELECTED QUARTERLY RESULTS (Unaudited):

         In the second quarter of 2000, we modified our revenue recognition policy in response to SAB No. 101. (See, Note 2). Following SAB No. 101 guidance, we reflected in our results for the six months ended June 30, 2000 a net after-tax cumulative effect of change in accounting principle of $30.5 million to defer the net portion of upfront royalty payments that represented amounts which had not been exhausted through product sales by licensees as of January 1, 2000. We then recognized revenue related to these amounts as licensee product sales occurred. After the second quarter of 2000, there were refinements and clarifications of interpretations by the SEC and the accounting profession regarding payments related to SAB No. 101. As a result of these refinements and clarifications, we revised our cumulative effect of change in accounting principle adjustment in the fourth quarter ended December 31, 2000 by $23.4 million, bringing the total full year SAB No. 101 adjustment to $53.9 million. The additional adjustment was to defer revenue as of January 1, 2000 related to fully paid-up licenses in which the licensee makes a single payment for a perpetual patent license. Such payments are now being recognized as revenue over a period of years, based on the life of the products and patents licensed.

         The table below presents quarterly data for the years ended December 31, 2000 and 1999, as reported and as adjusted for the impact of SAB No. 101:


                                                                                           2000
                                                                ----------------------------------------------------------------
Selected  Quarterly Results                                        First        Second (1)    Third (1)    Fourth (1)  Full Year
                                                                ---------      -----------    ----------   ---------   ---------
(in thousands, except per share figures, unaudited)


Revenues:
      As reported on Form 10Q                                     $12,206       $  11,632     $11,486       $15,846    $51,170
      Impact of initial SAB 101 Adjustment                          1,638               -           -             -      1,638
      Impact of fourth quarter SAB 101 revision                     1,357           1,356       1,357             -      4,070
                                                                ---------------------------------------------------------------
      Adjusted report                                             $15,201       $  12,988     $12,843       $15,846    $56,878
                                                                ===============================================================

Net income (loss) applicable to common shareholders
      before cumulative effect of change in accounting
        principle:
      As reported on Form 10Q                                     $   417       $  (1,104)    $    60       $ 1,429    $   802
      Impact of initial SAB 101 Adjustment                          1,348               -           -             -      1,348
      Impact of fourth quarter SAB 101 revision                     1,137           1,138       1,139             -      2,390

                                                                ---------------------------------------------------------------
      Adjusted report                                             $ 2,902       $      34     $ 1,199       $ 1,429    $ 5,564
                                                                ===============================================================

Earnings (loss) per share before cumulative effect of change in accounting principle - diluted

      As reported on Form 10Q                                     $  0.01       $   (0.02)    $     -       $  0.03    $  0.02
      Impact of initial SAB 101 Adjustment                           0.02               -           -             -       0.02
      Impact of fourth quarter SAB 101 revision                      0.02            0.02        0.02             -       0.06
                                                                ---------------------------------------------------------------
      Adjusted report                                             $  0.05       $       -     $  0.02       $  0.03    $  0.10
                                                                ===============================================================




(1) Results of operations in Form 10Q for the quarters ended June 30, 2000 and September 30, 2000 reflect the initial SAB No. 101 adjustment, which resulted in additional revenue and operating income of $1.6 million and $1.3 million, respectively, in the quarter ended June 30, 2000 and additional revenue and operating income of $2.5 million and $2.0 million, respectively, in the quarter ended September 30, 2000. The fourth quarter SAB No. 101 adjustment resulted in additional revenue and operating income of $1.4 million and $1.1 million, respectively, in the fourth quarter.


                                                                                                   1999
                                                                      ------------------------------------------------------------
                                                                        First         Second       Third         Fourth  Full Year
                                                                        -----         ------       -----         ------  ---------

Revenues                                                              $35,142        $ 12,346      $10,819      $12,360    $70,667
Net income applicable to common shareholders                           21,161           1,360        2,635        1,295     26,451
Net income per share - diluted                                         $ 0.43         $  0.03       $ 0.05       $ 0.02     $ 0.52


Pro Forma Effect of change in Accounting Principle
Net income (loss) applicable to common shareholders                   $23,983         $ 4,182       $3,510       $3,813    $35,488
   before cumulative effect of change in accounting principle
Net income (loss) per share - basic                                    $ 0.50         $  0.09       $ 0.07       $ 0.08     $ 0.73
Net income (loss) per share - diluted                                  $ 0.49         $  0.09       $ 0.07       $ 0.08     $ 0.70


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Cash Equivalents and Investments.


         We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss with respect to our investment portfolio.

         The following table provides information about our investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are expected to mature in 2001.

         (in thousands)

         Cash Equivalents...............................       $12,343
              Average interest rate.....................           6.5%
         Short-term investments.........................        76,644
              Average interest rate.....................           6.1%
         Total portfolio................................       $88,987
              Average interest rate.....................          6.13%

Long-Term Debt.


         The table below sets forth information about our long-term debt obligation, by expected maturity dates.

                                                             Expected Maturity Date
                                                                  December 31,


                                                                             2004 and            Total Fair
                                 2001            2002         2003            beyond               Value
                                 ----            ----         ----            ------               -----
Fixed Rate                       $326,000        $146,000     $148,000       $1,940,000          $2,560,000
Weighted Average                 7.41%           8.30%        8.28%          8.28%               8.17%
Interest Rate

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL


         Information concerning executive officers appears under the caption
Item 1. "Business -Executive Officers" in Part 1 of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS - Nominees for Election to the Board of Directors for a Three Year Term Expiring at 2003 Annual Meeting" to, but not including, "-Committees and Meetings of the Board of Directors" in InterDigital's proxy statement to be filed with the Commission within 120 days after the close of InterDigital's fiscal year ended December 31, 2000 and forwarded to shareholders prior to the 2000 annual meeting of shareholders (Proxy Statement).


         Information in the two paragraphs immediately following the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION


         Information following the caption "Executive Compensation-Summary Compensation Table" to, but not including, the caption "Shareholder Return Performance Graph" and information following the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Information following the caption "Security Ownership of Certain Beneficial Owners" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:


         (1)      Financial Statements.

         (2)      Financial Statement Schedules.

         (3) The Index to Financial Statements and Schedules and the Financial Statements begin on page 35.


         *3.1 Restated Articles of Incorporation (Exhibit 3.1 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

         *3.2 By-laws, as amended March 2, 2000 (Exhibit 3.2 InterDigital's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

         *4.1 Rights Agreement between InterDigital and American Stock Transfer & Trust Co., ("AST") (Exhibit 4 to InterDigital's Current Report on Form 8-K filed on December 31, 1987).

         *4.2 Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-K")).

         *4.3 Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

         *4.4 Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to the 1999 Form 10-K).

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

         *10.4 CE-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

         *10.5 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated October 21,
                  1992).

         *10.6 1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1992).

         *10.7 1995 Employee Stock Option Plan, as amended (Exhibit 10.7 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

         *10.8    1997 Stock Option Plan for Non-Employee Directors (Exhibit
                  10.34 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 1997 Form 10-Q")).

         *10.9 Amendment #2 to the Employee Stock Purchase Plan (Exhibit 10.9 to the 1997 Form 10-K).

         *10.10 Amendment #1 to the Employee Stock Purchase Plan (Appendix to InterDigital's Proxy Statement filed May 23, 1996).

         *10.11 Employee Stock Purchase Plan (Exhibit 10.52 to InterDigital's Registration Statement No. 33-65630 filed June 6, 1993).

          10.12 Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation and Howard E. Goldberg.

         *10.13 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles R. Tilden (Exhibit 10.26 to the 1996 Form 10-K).

         *10.14 Employment Agreement dated June, 1997 by and between InterDigital and Joseph Gifford (Exhibit 10.33 to the September 1997 Form 10-Q).

         *10.15 Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

         *10.16 Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

         *10.17 Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

         *10.18 Separation and Confidentiality Agreement dated September 23, 1999 by and between InterDigital and William A. Doyle (Exhibit
                  10.25 to InterDigital's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

         *10.19 Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

         *10.20 Employment Agreement dated April 17, 2000 by and between InterDigital and Mark Gercenstein (Exhibit 10.26 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 Form 10-Q)).

         *10.21 Separation and Confidentiality Agreement dated June 30, 2000 by and between InterDigital and Joseph Gifford (Exhibit 10.27 to the June 2000 Form 10-Q).

         *10.22 2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

         *10.23 Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

         *10.24 Amendment to 1992 Incentive Stock Option Plan (Exhibit 10.30 to the June 2000 Form 10-Q).

         *10.25 Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to the June 2000 Form 10-Q).

         *10.26   Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit
                  10.32 to the June 2000 Form 10-Q).

         *10.27 Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

         *10.28 Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

         *10.29 Amendment to Incentive Stock Option Plan (Exhibit 10.35 to the June 2000 Form 10-Q).

         *10.30 Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

         *10.31 Amendment dated as of April 6, 2000 by and between InterDigital and Mark Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

         *10.32 Amendment dated as of April 6, 2000 by and between InterDigital and William Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

         *10.33 Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

         *10.34 Amendment dated as of April 6, 2000 by and between InterDigital and Joseph Gifford (Exhibit 10.40 to the June 2000 Form 10-Q).

         *10.35 1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

         *10.36   1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit
                  10.43 to the June 2000 Form 10-Q).

          10.37 Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan.

          10.38 Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan.

          10.39 Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller.

          10.40 Agreement dated December 6, 2000, by and between InterDigital and Mark Gercenstein.

          10.41 Agreement dated January 2, 2001, by and between InterDigital and Alain Briancon.


          10.42 Agreement of Lease dated November 25, 1996 by and between InterDigital and We're Associates Company.

          10.43 Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We're Associates Company.


          21      Subsidiaries of InterDigital.

          23.1    Consent of Arthur Andersen LLP.

- -------------------------
Incorporated by reference to the previous filing indicated.


     (b)      Reports filed on Form 8-K during the last quarter of 2000:

              None.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                   Balance Beginning of   Charged to Costs and                           Balance at End of
   Description                            Period                Expenses              Deductions               Period
   -----------                            ------                --------              ----------               ------
   2000
   Allowance for
   uncollectible accounts                  $975                   -----                  $502                   $473

   1999
   Allowance for
   uncollectible accounts                  $897                    $87                     $9                   $975

   1998
   Allowance for
   uncollectible accounts                  $558                   $508                   $169                   $897



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.



                                  INTERDIGITAL COMMUNICATIONS CORPORATION


                                  By: /s/ Howard E. Goldberg

                                       Howard E. Goldberg
                                       Chief Executive Officer




                                  By: /s/ Richard J. Fagan

                                       Richard J. Fagan
                                       Chief Financial Officer and
                                         Chief Accounting Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.



 Date: March 30, 2001                        /s/ D. Ridgely Bolgiano
                                             ----------------------------------
                                             D. Ridgely Bolgiano, Director



 Date: March 30, 2001                        /s/ Harry G. Campagna
                                             ----------------------------------
                                             Harry G. Campagna, Director



 Date: March 30, 2001                        /s/ Steven T. Clontz
                                             ----------------------------------
                                             Steven T. Clontz, Director



 Date: March 30, 2001                        /s/ Joseph S. Colson, Jr.
                                             ----------------------------------
                                             Joseph S. Colson, Jr., Director



 Date: March 30, 2001                        /s/ Robert S. Roath
                                             ----------------------------------
                                             Robert S. Roath, Director



 Date: March 30, 2001                        /s/ Howard E. Goldberg
                                             ----------------------------------
                                             Howard E. Goldberg, Director