Form 10-Q
period 2001-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2001-05-15
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

     or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________


                         -------------------------------

Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



             PENNSYLVANIA                               23-1882087
             -------------                              -----------
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

                   Yes    x                       No
                       ---------                    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, par value $.01 per share                       55,454,786
--------------------------------------             -----------------------------
             Class                                 Outstanding at March 31, 2001

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            --------------------------------------------------------

                                      INDEX
                                      -----


                                                                           PAGES
                                                                           -----

Part  I - Financial Information:

     Item 1.  Consolidated Financial Statements  (unaudited):                3

                  Consolidated Balance Sheets -
                   March 31, 2001 and December 31, 2000                      3

                  Consolidated Statements of Operations -
                   Three Months Ended March 31, 2001 and 2000                4


                  Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000                5


                  Notes to Consolidated Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of

              Financial Condition and Results of Operations                  8

     Item 3.  Quantitative And Qualitative Disclosure About Market Risk     12



Part II - Other Information:


     Item 6.  Exhibits and Reports on Form 8-K                              13

PART I - FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS
         ---------------------

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                  MARCH 31,               DECEMBER 31,
ASSETS                                                                              2001                     2000
------                                                                          -----------               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   20,451                $  12,343
   Short-term investments                                                           66,737                   76,644
   Accounts receivable, net of allowances of $74  and $473                          29,279                   16,928
   Other current assets                                                              5,424                    6,890
                                                                                ----------                ---------
      Total current assets                                                         121,891                  112,805
                                                                                ----------                ---------

   Property, plant and equipment, net                                               13,383                   11,302
   Patents, net                                                                     10,256                   10,102
   Other non-current assets                                                         11,123                    7,416
                                                                                ----------                ---------
                                                                                    34,762                   28,820
                                                                                ----------                ---------

 TOTAL ASSETS                                                                   $  156,653                $ 141,625
                                                                                ==========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                 $ 267                    $ 326
   Accounts payable                                                                  3,585                    4,482
   Accrued compensation and related expenses                                         2,905                    3,742
   Deferred revenue                                                                  8,409                   12,108
   Foreign and domestic taxes payable                                                2,443                    1,284
   Other accrued expenses                                                            3,324                    3,473
                                                                                ----------                ---------
     Total current liabilities                                                      20,933                   25,415
LONG-TERM DEBT                                                                       2,191                    2,234
LONG-TERM DEFERRED REVENUE                                                          60,596                   40,066
                                                                                ----------                ---------

TOTAL LIABILITIES                                                                   83,720                   67,715
                                                                                ----------                ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $ .10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 55 and 55 shares issued and
      outstanding, liquidation value of $1,375 and $1,375                                5                        5
   Common Stock, $.01 par value, 100,000 shares authorized,
       53,955 shares and 53,780 shares issued and
      outstanding                                                                      540                      538
   Additional paid-in capital                                                      269,272                  267,936
   Accumulated deficit                                                            (184,054)                (181,899)
   Unearned Compensation                                                            (4,757)                  (4,597)
                                                                                ----------                ---------
                                                                                    81,006                   81,983
  Treasury stock, 1,500 shares held at cost                                          8,073                    8,073
                                                                                ----------                ---------
    Total shareholders' equity                                                      72,933                   73,910
                                                                                ----------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  156,653                $ 141,625
                                                                                ==========                =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                    FOR THE THREE MONTHS
                                                                                -------------------------------
                                                                                       ENDED MARCH 31,
                                                                                -------------------------------
                                                                                     2001              2000
                                                                                --------------     ------------
REVENUES:
  Product                                                                                -           $  4,558
  Licensing and alliance                                                           $14,687             10,643
                                                                                   -------           --------
                                                                                    14,687             15,201
                                                                                   -------           --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                                                        -              3,826
  Sales and marketing                                                                1,191              1,521
  General and administrative                                                         3,601              2,668
  Patents administration and licensing                                               1,724               (343)
  Development                                                                       10,876              5,443
                                                                                   -------           --------
                                                                                    17,392             13,115
                                                                                   -------           --------

    Income (loss) from operations                                                   (2,705)             2,086

INTEREST INCOME (EXPENSE):
  Interest income                                                                    1,549              1,651
  Interest and financing expenses                                                      (56)               (68)
                                                                                   -------           --------

    Income (loss) before income taxes                                               (1,212)             3,669

INCOME TAX PROVISION                                                                  (909)              (733)
                                                                                   -------           --------

    Net income (loss) before cumulative effect of change in accounting principle    (2,121)             2,936

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                           -            (53,875)
                                                                                   -------           --------

   Net loss                                                                        $(2,121)          $(50,939)

PREFERRED STOCK DIVIDENDS                                                              (34)               (34)
                                                                                   -------           --------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                 (2,155)           (50,973)
                                                                                   =======           ========

NET INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - BASIC                                                    $ (0.04)          $   0.06
                                                                                   =======           ========

NET LOSS PER COMMON SHARE - BASIC                                                  $ (0.04)          $  (0.99)
                                                                                   =======           ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                                                      53,127             51,290
                                                                                   ========          ========

NET INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - DILUTED                                                  $ (0.04)          $   0.05
                                                                                   =======           ========

NET LOSS PER COMMON SHARE - DILUTED                                                $ (0.04)          $  (0.99)
                                                                                   =======           ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                                                    53,127             56,046
                                                                                   =======           ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                FOR THE THREE MONTHS
                                                                                                    ENDED MARCH 31,
                                                                                              --------------------------

                                                                                                 2001             2000
                                                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before preferred stock dividends                                                 $  (2,121)       $ (50,939)
    Adjustments to reconcile net loss to net
       cash provided by operating activities-
          Depreciation and amortization                                                           1,370            1,041
          Deferred revenue increase (decrease)                                                   16,831           (2,995)
          Cumulative effect of change in accounting principle, net of tax                             -           53,875
          Amortization of unearned compensation                                                     770              163
          Deferred charges (increase) decrease                                                   (3,738)          (4,618)
          Decrease (increase) in assets-
                    Receivables                                                                 (12,351)           1,386
                    Inventories                                                                       -            2,304
                    Other current assets                                                          1,466           10,581
          Increase (decrease) in liabilities-
                    Accounts payable                                                               (897)           1,007
                    Accrued compensation                                                           (837)          (2,200)
                    Other accrued expenses                                                        1,010           (1,781)
                                                                                              ---------        ---------

          Net cash provided by operating activities                                               1,503            7,824
                                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                                                9,907           (3,431)
    Purchases of property and equipment                                                          (3,038)            (832)
    Patent costs                                                                                   (567)            (327)
    Other non-current assets                                                                         31               19
                                                                                              ---------        ---------

    Net cash provided by (used) in investing activities                                           6,333           (4,571)
                                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
       and employee stock purchase plan                                                             408           10,680
    Payments on long-term debt, including capital lease obligations                                (102)            (115)
    Cash dividends on preferred stock                                                               (34)             (34)
                                                                                              ---------        ---------
    Net cash provided by financing activities                                                       272           10,531
                                                                                              ---------        ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                        8,108           13,784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   12,343           14,592
                                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  20,451        $  28,376
                                                                                              =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                             $      54        $     235
                                                                                              =========        =========
    Income taxes paid, including foreign withholding taxes                                    $   1,259        $   1,202
                                                                                              =========        =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



1. BASIS OF PRESENTATION:
   ---------------------


         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of March 31, 2001, and the results of its operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three month periods ended March 31, 2001 and 2000. We recorded a cumulative effect of change in accounting principle of $53.9 million as of January 1, 2000 to record revenue in accordance with Staff Accounting Bulletin (SAB) No. 101. The results of operations for the three months ended March 31, 2001 and 2000 are in accordance with SAB No. 101. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications were made to the balance sheet as of December 31, 2000 to conform to the current presentation.

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



2. REVENUES:
   --------

         Substantially all of the Company's revenue is derived from customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risks.


         In the three months ended March 31, 2001, all of InterDigital's revenues were derived from licensing and strategic partner activities. These revenues consisted of $7.9 million from recurring royalties and $6.7 million related to development activities for Nokia Corporation (Nokia). During the same period of 2000, total revenues consisted of $7.2 million in recurring royalties, $3.4 million from development work and $4.6 million from sales of wireless local loop products. For the three months ended March 31, 2001 and 2000, the Company recognized revenues of $2.6 million and $2.9 million, respectively, related to amounts that were deferred as a result of the cumulative effect of change in accounting principle.

3. LITIGATION:
   ----------

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

         In March 2001, ITC filed a Complaint against one of its licensees with the American Arbitration Association. The Complaint alleges that the licensee has substantially under-reported sales of TDMA-based products for which the licensee is obligated to pay ITC royalties pursuant to the TDMA patent license agreement entered into by the parties. ITC is seeking payment of the under-reported royalties.

         The Company is party to other litigations which management currently believes will not have a material effect on the Company's results of operations or financial condition.

4. INCOME PER SHARE:
   -----------------

         The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

                                                                 (In thousands, except per share data)

                                             Three Months Ended March 31, 2001              Three Months Ended March 31, 2000
                                             ---------------------------------              ---------------------------------

                                         Income (loss)     Shares        Per-Share     Income (loss)      Shares         Per-Share
                                          (Numerator)   (Denominator)      Amount       (Numerator)   (Denominator)       Amount
                                         -------------  -------------    ---------     -------------  -------------      ---------
Income per Share-Basic:
  Income (loss) available to
     common stockholders before
     cumulative  effect of change in     $(2,155)        53,127           $(.04)         $2,902            51,290          $.06
     accounting principle

Effect of Dilutive Options and
   Warrants                                 ---             ---             ---             ---             4,756         <0.01>
                                         --------        ------           ------         ------            ------          ----

Income per Share-Diluted:
  Income (loss) available to
     Common stockholders +
      dilutive effects of options
      and warrants                       $(2,155)        53,127           $(.04)         $2,902            56,046          $.05
                                         ========        ======           ======         ======            ======          ====

                      (In thousands, except per share data)


         Options and warrants to purchase 5.3 million shares of common stock were outstanding during the three months ended March 31, 2001 but were excluded from the computation of diluted earnings per share due to the net loss for the period. During the three months ended March 31, 2000, there were 0.7 million options to purchase common stock outstanding that were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere in this document, in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

         We develop advanced wireless technologies and products that drive voice and data communications. We intend to position ourself in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products, including core technology, software solutions, systems expertise and finished chips.

         We are focusing our strategy in three areas. First, we intend to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer, and specialized engineering services. Second, we plan to bring to market, with partners or on our own, 3G products to enable the delivery of high quality voice and high-data rate services in mobile terminals and base stations. Third, we intend to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies.

RECENT DEVELOPMENTS

         In March 2001, InterDigital entered into a broad, long-term cooperative relationship with Infineon Technologies AG (Infineon) involving the development of FDD (Layer 2/3) software for use with Infineon's terminal unit 3G standard baseband integrated circuits (ICs) (Joint 3G Protocol Stack). Each party will own the technology it develops under the agreement. The agreement provides for InterDigital to be compensated on a per unit royalty basis on sales of Infineon ICs containing the Joint 3G Protocol Stack. The agreement also provides that InterDigital will serve as Infineon's sole source of certain portions of the FDD (Layer 2/3) software in Infineon's 3G terminal unit ICs except where Infineon customers require use of their own or a third party's protocol stack. If InterDigital commences a comparable FDD (Layer 2/3) development effort with another semiconductor company, Infineon may choose to secure another source for its Layer 2/3 solution. The agreement provides for joint marketing of the Joint 3G Protocol Stack in terminal unit applications, as mutually agreed, subject to certain time-to-market restrictions as regards each new software version. Infineon and InterDigital are each permitted to independently market and use their own portions of the Joint 3G Protocol Stack without restriction. Infineon has committed to cooperate in enabling InterDigital to design custom 3G ASICs based on an Infineon platform for both infrastructure and selected terminal unit applications where Infineon would serve as the foundry. Infineon is permitted to sell InterDigital's custom ASICs within its portfolio of products and to re-use our reference design in non-competitive products. InterDigial is permitted to market Infineon's standard ICs which are not a part of the co-development agreement and should receive a commission fixed at then current standard rates. Under the agreement, the parties have cross-licensed each other under patents generally applicable to the jointly developed software and related products. The parties have also agreed to a framework for determining royalties in other 2G and 3G products.

         Also in March 2001, InterDigital Technology Corporation (ITC), the Company's wholly-owned subsidiary, signed a world-wide, royalty bearing CDMA patent license agreement with Matsushita Communications Industrial Co., Ltd. (Matsushita), for Matsushita to manufacture, have manufactured, distribute and sell 3G terminal units, test equipment and infrastructure. Pursuant to the Agreement, in April 2001 ITC received an up-front payment of $19.5 million, less non-U.S. source withholding taxes, as an advance against future royalties. After the initial prepayment is exhausted through product sales, Matsushita has agreed to pay additional recurring royalties to ITC as it sells products using ITC's patents issued around the world. Matsushita sells products under the Panasonic brand.

         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flows from operating activities of $1.5 million in the first quarter of 2001 compared to $7.8 million in the same period of 2000. The decrease in operating cash flows was due in part to reduced cash earnings (net loss plus non-cash charges related to depreciation, amortization and the cumulative effect of change in accounting principle in 2000) generated during the first quarter of 2001. In addition, operating cash flows in last year's first quarter were impacted positively by changes in operating working capital related to inventory sales and cash receipts associated with completed performance bonds and insurance recoveries.

         First quarter 2001 net cash flows provided by investing activities were $6.3 million as compared to $4.6 million used in last year's first quarter. In the first quarter of 2001, we sold $9.9 million of short-term investments as compared to purchases in the comparable period of 2000 of $3.4 million. Investments in property, equipment, information systems and patents increased to $3.6 million in 2001 as compared to $1.2 million in the same period of 2000. The increase in the first quarter of 2001 primarily reflects accelerated development program investments.

         During the first quarter of 2001, net cash provided by financing activities was $0.3 million as compared to $10.5 million in last year's first quarter. The decrease resulted from reduced levels of net proceeds from option and warrant exercises ($0.4 million in first quarter 2001 versus $10.7 million in the last year's first quarter).

         As of March 31, 2001, we had $87.2 million of cash, cash equivalents and short-term investments, compared to $89.0 million as of December 31, 2000. Our working capital excluding cash, cash equivalents, short-term investments and current maturities of debt increased to $14.0 million at March 31, 2001 from a negative $1.3 million at December 31, 2000. The increase was principally a result of the inclusion of $19.5 million in first quarter 2001 accounts receivable associated with an advance payment from Matsushita Communications Industrial Co., Ltd., for patent royalties related to future sales of third generation products. This amount (less non-U.S. source withholding taxes) was received in April 2001.

         We are capable of supporting our operating requirements for the foreseeable future through cash and short-term investments on hand as well as other internally generated funds. Should the need arise to fund new development activities, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the value of our patents is at least equal to the value included in the March 31, 2001 balance sheet.

RESULTS OF OPERATIONS

First Quarter of 2001 Compared to the First Quarter of 2000

Revenues
--------

         Revenues in first quarter of 2001 totaled $14.7 million, compared to $15.2 million ($10.6 million excluding $4.6 million of discontinued product sales) in last year's first quarter. First quarter 2001 recurring royalty revenue increased 9% to $7.9 million from $7.3 million in the same period last year. Specialized engineering services revenue increased to $6.7 million from $3.4 million in the comparable period of 2000, reflecting higher activity levels on technology development work being performed for Nokia.

Cost of Product
---------------

         There was no cost of product in the first quarter of 2001 due to the fact that the Company exited the wireless local loop product business in 2000 and does not currently sell any other products. Cost of product in the first quarter of 2000 was $3.8 million.

Operating Expenses
------------------

         Sales and marketing expenses of $1.2 million in the first quarter of 2001 decreased 22% from $1.5 million in last year's first quarter. The first quarter of 2000 was higher than normal due to the impact of costs associated with strategic marketing analysis activities.

         General and administrative expenses for the first quarter of 2001 increased 35% to $3.6 million from $2.7 million in the first quarter of 2000. The increase was due largely to increased resources necessary to support development program expansion and higher non-cash expenses related to stock-based compensation.

         Patents administration and licensing expenses increased to $1.7 million in the first quarter of 2001 from a negative $.3 million in the comparable period of 2000. The increase was due in large part to the recognition in last year's first quarter of an insurance recovery related to the cost of ongoing patent litigation with Ericsson Inc. (Ericsson). We have defined the method, timing and limitations of reimbursements for covered litigation expenses with our insurer such that reimbursements are now recognized in the same period as the related expenses.

         Development expenses in the first quarter of 2001 increased 100% to $10.9 million from $5.4 million in the first quarter of 2000. This increase over last year's first quarter was due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense
------------------------

         Interest income of $1.5 million in the first quarter of 2001 declined slightly versus last year's first quarter due to lower average invested cash balances and interest rates during this year's first quarter. Interest expense was about even with last year's first quarter levels.

Expected Trends

         The current economic uncertainties affecting the sales of wireless systems may affect the growth rates of current and prospective second generation
(2G) patent licensees. This, in turn, could impact the level of growth in recurring royalties from our existing licensees as well as our ability to add new 2G licensees. In this environment, we may be challenged to achieve recurring royalty revenue growth targets for 2001 as previously reported in the Company's 2000 Annual Report on Form 10-K. Specialized engineering services revenue will continue to be a contributor for the rest of 2001, although revenue in the upcoming quarters may vary from the level attained in the first quarter of 2001 due to fluctuations in staffing levels associated with different stages of the current Nokia program. We expect our spending levels to increase somewhat over the course of the year as we continue to accelerate investment in 3G technology and product development and marketing. Thus, quarterly results for the remainder of 2001, absent one-time revenue from past infringement or other licensing sources, will most likely reflect losses equal to or higher than those experienced in the first quarter of 2001.

         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)


STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, our current intentions and plans or expectations (i) to position ourself in the marketplace as an end-to-end "technology enabler" offering a broad portfolio of products,
(ii) to capitalize on the value of our intellectual property through patent licensing, technology and know-how transfer, and specialized engineering services, (iii) to bring to market, with partners or on our own, 3G products to enable the delivery of high quality voice and high-data rate services in mobile terminals and base stations, (iv) to dedicate a portion of our engineering resources to incubate extensions of our current technology, derivative products and new technologies, (v) Infineon's ability to produce ICs as well as our ability to design and bring to market ASICs and realize revenues through Infineon's product offerings, and (vi) revenues and expenditures for the balance of 2001, and the role of the Nokia project with respect thereto. Words such as "intend", "plan" and "expect", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

         Such statements are subject to risks and uncertainties. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement due to a variety of factors including, but not limited to: the 3G market materializing later than expected and/or on a smaller than expected scale; the 3G market accelerating faster than expected, adversely impacting our ability to have technology available at critical market windows; limited or no deployment of Time Division Duplex (TDD) technology; the development of substitute technologies to Frequency Division Duplex (FDD) and TDD; the impact of the need to secure technology and patent licenses to support product sales on incoming patent licensing revenue; an unfavorable decision in the patent litigation between InterDigital Technology Corporation and Ericsson; unanticipated 3G development costs; difficulties or delays related to technology or product development; the ability of competitors, many of whom have broader and deeper resources than us, to develop more attractive technology solutions and products for the 3G market; changes to the 3G standard in a manner that adversely affects the applicability of our patents to the standard; the lack of success in meeting staffing goals; the failure to create the necessary industry partnerships within time to support market entry; failure to successfully negotiate patent licensing agreements, or to maintain the validity of key patents; the continuation of our development project with Nokia; lower than expected 2G patent licensing revenue; and our ability and Infineon's ability to maintain sufficient levels of engineering talent necessary to meet critical design and product release dates, Infineon's success in marketing and selling 3G terminal unit integrated circuits containing InterDigital FDD software, competition from other technologies or from other companies developing the same technologies or products to be offered by InterDigital and/or Infineon, and the availability of adequate financial resources to support the technology and product development efforts.

         In addition, factors affecting one forward-looking statement may affect other forward-looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in the March 31, 2001 Form 10-K.

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         (a) The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

             None.

         (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 2001:

             We filed a Current Report on Form 8-K dated February 28, 2001 under
             Item 5 - Other Events relating to the modification of our revenue recognition policy in response to Staff Accounting Bulletin (SAB) No. 101. A table reconciling our previously reported quarterly results of operations for the impact of SAB No. 101 was filed with this Report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION








Date: May 15, 2001                /s/ Howard E. Goldberg
                                  ---------------------------------
                                  Howard E. Goldberg, President and
                                  Chief Executive Officer


Date: May 15, 2001                /s/ R. J. Fagan
                                  ---------------------------------
                                  Richard J. Fagan, Executive Vice
                                  President and Chief Financial
                                  Officer