Form 10-Q
period 2001-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2001-08-09
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001 or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

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


                781 Third Avenue, King of Prussia, PA 19406-1409
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


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


                                 Yes _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share                     55,589,204
--------------------------------------            ----------------------------
               Class                              Outstanding at July 31, 2001

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                           PAGES
                                                                           -----

Part I - Financial Information:

     Item 1.  Consolidated Financial Statements (unaudited):                 3

              Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000                            3

              Consolidated Statements of Operations -
              Three and Six Months Ended June 30, 2001 and 2000              4

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000                        5

              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk      10


Part II - Other Information:

     Item 1.  Legal Proceedings                                              12

     Item 4.  Submission of Matters to a Vote of Security Holders            12

                         PART I - FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                             JUNE 30,                   DECEMBER 31,
ASSETS                                                                                         2001                         2000
------                                                                                       --------                   -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  14,814                    $  12,343
   Short term investments                                                                      77,573                       76,644
   Accounts receivable, net of allowances of $13  and $473                                     15,862                       16,928
   Other current assets                                                                         6,304                        6,890
                                                                                            ---------                    ---------
      Total current assets                                                                    114,553                      112,805
                                                                                            ---------                    ---------
PROPERTY, PLANT AND EQUIPMENT, NET                                                             14,298                       11,302
PATENTS, NET                                                                                   10,546                       10,102
OTHER                                                                                          10,634                        7,416
                                                                                            ---------                    ---------
                                                                                               35,478                       28,820
                                                                                            ---------                    ---------
TOTAL ASSETS                                                                                $ 150,031                    $ 141,625
                                                                                            =========                    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long term debt                                                        $     206                    $     326
   Accounts payable                                                                             3,234                        4,482
   Accrued compensation and related expenses                                                    3,425                        3,742
   Deferred revenue                                                                             7,966                       12,108
   Foreign and domestic taxes payable                                                             927                        1,284
   Other accrued expenses                                                                       1,818                        3,473
                                                                                            ---------                    ---------
     Total current liabilities                                                                 17,576                       25,415
LONG TERM DEBT                                                                                  2,158                        2,234
LONG TERM DEFERRED REVENUE                                                                     58,249                       40,066
                                                                                            ---------                    ---------
TOTAL LIABILITIES                                                                              77,983                       67,715
                                                                                            ---------                    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized- $2.50 Convertible
      Preferred, 55 shares issued and
      outstanding, liquidation value of $1,375                                                      5                            5
   Common Stock, $.01 par value, 100,000 shares authorized,
      54,085 shares and 53,780 shares issued and
      outstanding                                                                                 541                          538
   Additional paid-in capital                                                                 270,092                      267,936
   Accumulated deficit                                                                       (186,513)                    (181,899)
   Unearned compensation                                                                       (4,004)                      (4,597)
                                                                                            ---------                    ---------
                                                                                               80,121                       81,983
  Treasury stock, 1,500 shares held at cost                                                     8,073                        8,073
                                                                                            ---------                    ---------
    Total shareholders' equity                                                                 72,048                       73,910
                                                                                            ---------                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 150,031                    $ 141,625
                                                                                            =========                    =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                                            ----------------------         ----------------------
                                                                              2001           2000             2001         2000
                                                                            -------        -------         ---------      -------
REVENUES:
  Product revenues                                                          $     -        $ 1,076         $      -      $  5,634
  Licensing and alliance                                                     14,953         11,912           29,640        22,555
                                                                            -------        -------         --------      --------
                                                                             14,953         12,988           29,640        28,189
                                                                            -------        -------         --------      --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                                                 -          1,374                -         5,200
  Sales and marketing                                                         1,099            727            2,290         2,248
  General and administrative                                                  3,853          3,206            7,454         5,874
  Patents administration and licensing                                        1,942          1,812            3,666         1,468
  Development                                                                10,994          6,444           21,870        11,888
                                                                            -------        -------         --------      --------
                                                                             17,888         13,563           35,280        26,678
                                                                            -------        -------         --------      --------
    Income (loss) from operations                                            (2,935)          (575)          (5,640)        1,511

INTEREST INCOME (EXPENSE):
  Interest income                                                             1,306          1,376            2,855         3,027
  Interest and financing expenses                                               (75)           (67)            (131)         (135)
                                                                            -------        -------         --------      --------
    Income (loss) before income taxes                                        (1,704)           734           (2,916)        4,403

INCOME TAX PROVISION                                                           (721)          (665)          (1,630)       (1,398)
                                                                            -------        -------         --------      --------
    Net income (loss) before cumulative effect of change in
      accounting principle                                                   (2,425)            69           (4,546)        3,005

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                   -              -                -       (53,875)
                                                                            -------        -------         --------      --------
    Net income (loss)                                                        (2,425)            69           (4,546)      (50,870)

PREFERRED STOCK DIVIDENDS                                                       (34)           (35)             (68)          (69)
                                                                            -------        -------         --------      --------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                         $(2,459)       $    34         $ (4,614)     $(50,939)
                                                                            =======        =======         ========      ========
NET INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - BASIC                                             $ (0.05)       $  0.00         $  (0.09)     $   0.06
                                                                            =======        =======         ========      ========
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                  $ (0.05)       $  0.00         $  (0.09)     $  (0.99)
                                                                            =======        =======         ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC                                                53,230         51,654           53,179        51,472
                                                                            =======        =======         ========      ========
NET INCOME PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - DILUTED                                           $ (0.05)       $  0.00          $ (0.09)     $   0.05
                                                                            =======        =======         ========      ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                $ (0.05)       $  0.00          $ (0.09)     $  (0.99)
                                                                            =======        =======         ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                                             53,230         55,870           53,179        56,391
                                                                            =======        =======         ========      ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                          -------------------------------

                                                                                             2001                 2000
                                                                                          ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before preferred stock dividends                                             $ (4,546)             $(50,870)
    Adjustments to reconcile net income to net
       cash provided by operating activities-
          Depreciation and amortization                                                      3,072                 2,123
          Deferred revenue increase (decrease)                                              14,041                (5,990)
          Cumulative effect of change in accounting principle, net of tax                        -                53,875
          Amortization of unearned compensation                                              1,524                   861
          Deferred charges (increase) decrease                                              (3,134)                  803
          Other                                                                                (84)                  137
          Decrease (increase) in assets-
                    Receivables                                                              1,066                (2,768)
                    Inventories                                                                  -                 3,092
                    Other current assets                                                       586                 6,747
          Increase (decrease) in liabilities-
                    Accounts payable                                                        (1,248)                 (498)
                    Accrued compensation                                                      (317)               (1,139)
                    Other accrued expenses                                                  (2,012)               (2,489)
                                                                                          --------              --------
          Net cash provided by operating activities                                          8,948                 3,884
                                                                                          --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                                            (929)                 (595)
    Purchases of property and equipment                                                     (5,230)               (3,002)
    Patent costs                                                                            (1,282)                 (762)
                                                                                          --------              --------
    Net cash used in investing activities                                                   (7,441)               (4,359)
                                                                                          --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
       and employee stock purchase plan                                                      1,228                11,329
    Payments on long-term debt, including capital lease obligations                           (196)                 (232)
    Cash dividends on preferred stock                                                          (68)                  (69)
                                                                                          --------              --------
    Net cash provided by financing activities                                                  964                11,028
                                                                                          --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,471                10,553

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              12,343                14,592
                                                                                          --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 14,814              $ 25,145
                                                                                          ========              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                         $    103              $    131
                                                                                          ========              ========
    Income taxes paid, including foreign withholding taxes                                $  3,209              $    456
                                                                                          ========              ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. We recorded a cumulative effect of change in accounting principle of $53.9 million as of January 1, 2000 to record revenue in accordance with Staff Accounting Bulletin (SAB) No. 101. The results of operations for the three and six months ended June 30, 2001 and 2000 are in accordance with SAB No. 101. For the six months ended June 30, 2001 and 2000, the Company recognized revenues of $5.4 million and $6.0 million, respectively, related to amounts that were deferred as a result of the cumulative effect of change in accounting principle. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications were made to the balance sheet and statement of cash flows to conform to the current presentation.

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


2.       REVENUES:

         Substantially all of the Company's revenue is derived from customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risks. In the first half of 2001, all of InterDigital's revenues were derived from licensing and strategic partner activities.

         In the three months ended June 30, 2001, revenues consisted of $7.0 million from royalties and $8.0 million related to development activities for Nokia Corporation (Nokia). During the same period in 2000, total revenues consisted of $7.2 million from royalties, $4.7 million from development work, and $1.1 million of sales of discontinued products.

         In the six months ended June 30, 2001, revenues consisted of $14.9 million from royalties and $14.7 million related to development activities for Nokia. During the same period of 2000, total revenues consisted of $14.5 million of recurring royalties, $8.1 million from development work and $5.6 million from sales of discontinued products.

3.       LEGAL PROCEEDINGS:

         InterDigital and InterDigital Technology Corporation (ITC), a wholly-owned subsidiary, are parties to a certain patent-related litigation with Ericsson Inc. ("Ericsson") in which ITC is asserting patent infringement. ITC generally is seeking injunctive relief and monetary damages. Ericsson generally seeks declarations that ITC's patents are invalid and/or that its products do not infringe ITC's patents as well as monetary damages. ITC is also involved in administrative proceedings in which various parties have challenged the validity of ITC's patents.

         In March 2001, ITC filed a Complaint against licensee NEC Corporation with the American Arbitration Association. The Complaint alleges that the licensee has substantially under-reported sales of TDMA-based products for which the licensee is obligated to pay ITC royalties pursuant to the TDMA patent license agreement entered into by the parties. ITC is seeking payment of the under-reported royalties.

         The Company is party to other legal proceedings which management currently believes will not have a material effect on the Company's results of operations or financial condition.


4.       INCOME PER SHARE:

         The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                                                  (In thousands, except per share data)

                                         Three Months Ended June 30, 2001                    Three Months Ended June 30, 2000
                               -------------------------------------------------    ------------------------------------------------

                               Income (loss)       Shares            Per-Share      Income (loss)         Shares           Per-Share
                                (Numerator)    (Denominator)           Amount        (Numerator)       (Denominator)         Amount
                               -------------   -------------         ---------      -------------      -------------       ---------
Income per Share-Basic:
  Income (loss) available to
    common stockholders           $(2,459)          53,230            $(0.05)              $34            51,654             $0.00

Effect of dilutive options and
   warrants                            --               --                --                --             4,216                --
                                  -------           ------            ------             -----           -------            ------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                    $(2,459)          53,230            $(0.05)              $34            55,870             $0.00
                                  =======          =======            ======             =====           =======            ======

                                                                  (In thousands, except per share data)

                                          Six Months Ended June 30, 2001                     Six Months Ended June 30, 2000
                               -------------------------------------------------    ------------------------------------------------

                               Income (loss)       Shares            Per-Share      Income (loss)         Shares           Per-Share
                                (Numerator)    (Denominator)           Amount        (Numerator)       (Denominator)         Amount
                               -------------   -------------         ---------      -------------      -------------       ---------
Income per Share-Basic:
  Income (loss) available to
  common stockholders before
  cumulative  effect of change
  in accounting principle          $(4,614)         53,179            $(0.09)            $2,936            51,472             $0.06


Effect of dilutive options and
   warrants                             --              --                --                 --             4,919             <0.01>
                                  --------        --------            ------             ------           -------           -------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                     $(4,614)         53,179            $(0.09)            $2,936            56,391             $0.05
                                  ========        ========            ======             ======           =======           =======

         Options and warrants to purchase shares of common stock were outstanding during the three and six months ended June 30, 2001 but were excluded from the computation of diluted earnings per share due to the net losses for the periods. During the three and six months ended June 30, 2000, there were 1.2 million and 0.8 million options to purchase common stock outstanding, respectively, that were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained elsewhere in this document, in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC.

         We develop advanced wireless technologies and products that drive voice and data communications. Our current technology development programs are focused on creating hardware and software products for the wideband CDMA air-interface protocols of the 3G standard. We are currently developing wideband CDMA FDD and wideband CDMA TDD technology platforms. The large majority of GSM service providers, along with TDMA and some IS-95 service providers, have selected wideband CDMA as their 3G air-interface protocol. Our business plan involves addressing this market through a number of different market channels, including by licensing our technology to equipment manufacturers, developing and selling (either alone or through partnerships) integrated circuits (ICs) and other components and subsystems, providing strategic engineering services, and licensing manufacturers under our patent portfolio.

         Consistent with this plan, in 1999, we entered into a strategic technology development arrangement with Nokia covering the development of high data rate wideband CDMA technology for third generation (3G) wireless communication products. Also, in March 2001, we entered into a long-term cooperative relationship with Infineon Technologies AG involving the development of FDD (Layer 2/3) software for use in Infineon's terminal unit 3G system-on-chip ICs and for joint marketing as a stand-alone product. Under the agreement, Infineon has also committed to cooperate with us to design custom ASICs based on an Infineon platform for both infrastructure and selected terminal units applications where Infineon would serve as the foundry.

         As part of the Company's strategic planning process, we systematically monitor and review developments that may define market opportunities for our technology and intellectual property. In that regard, we are carefully assessing Siemens' recent announcement that it intends to place increased emphasis on developing a low chip rate TD-SCDMA (Time Division-Synchronous Code Division Multiple Access) solution for the market in China and possibly Europe. The Third Generation Partnership Project (3GPP) standard incorporates two forms of TDD technology--high chip rate TDD (generally referred to as wideband TDD), which has been our principal area of product focus, and low chip rate TDD (generally referred to as narrowband TDD). TD-SCDMA is a low chip rate TDD being sponsored by China. Siemens has been one of the principal advocates of TDD as a mass market 3G technology solution and a key contributor in the 3GPP TDD standards working groups, along with us. Regardless of the form, or forms, of TDD technology that are deployed in the market, we believe that our technology, know-how and intellectual property position us to benefit from the growth of the 3G market.



         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)


FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flow from operating activities of $8.9 million in the first six months of 2001 compared to $3.9 million in the same period of 2000. The increased level of operating cash flow in the first six months of 2001 resulted from a net cash receipt of just over $17 million of advance royalties related to our licensing agreement with Matsushita Communications Industrial Co., Ltd. This receipt was offset in part by reduced cash earnings (net loss adjusted for non-cash revenue or expenses) generated during the period. Operating cash flow in the first six months of 2000 was affected positively by changes in operating working capital related to inventory sales and cash receipts associated with completed performance bonds and insurance recoveries.

         Net cash used in investing activities increased to $7.4 million in the first half of 2001 from $4.4 million in the comparable period of 2000. The increase was due to a higher level of investments in property and equipment as well as patents in 2001 associated with accelerated development activity on 3G related programs.

         During the first six months of 2001, net cash provided by financing activities was $1.0 million as compared to $11.0 million in the first six months of 2000. The decrease resulted from lower net proceeds from exercise of options and warrants and employee stock purchase plan ($1.2 million in the first half 2001 versus $11.3 million in the first half of last year).

         As of June 30, 2001, we had $92.4 million of cash, cash equivalents and short-term investments, compared to $89.0 million as of December 31, 2000. Our working capital excluding cash, cash equivalents, short-term investments and current maturities of debt increased to $4.8 million at June 30, 2001 from a negative $1.3 million at December 31, 2000. The increase mainly resulted from a reduction of $4.1 million in the amount of current deferred revenue reflected on the June 30, 2001 balance sheet and reflecting revised estimates of such amounts.

         We are capable of supporting our operating requirements for the foreseeable future through cash and short-term investments on hand as well as other internally generated funds. Should the need arise to fund new development activities, external growth activities or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the value of our patents is at least equal to the value included in the June 30, 2001 balance sheet.

RESULTS OF OPERATIONS

Second Quarter of 2001 Compared to the Second Quarter of 2000

Revenues

         Revenues in second quarter of 2001 totaled $15.0 million, compared to $13.0 million ($11.9 million excluding $1.1 million of discontinued product sales) in last year's second quarter. Second quarter 2001 recurring royalty revenue decreased slightly to $7.0 million from $7.2 million in the same period last year. Specialized engineering services revenue increased 70% to $8.1 million from $4.7 million in the comparable period of 2000, reflecting higher activity levels on technology development work being performed for Nokia.

Cost of Product

         There was no cost of product in the second quarter of 2001 due to the fact that the Company exited the wireless local loop product business in 2000 and does not currently sell any other products. Cost of product in the second quarter of 2000 was $1.4 million.

Operating Expenses

         Sales and marketing expenses of $1.1 million in the second quarter of 2001 increased 51% from $0.7 million in last year's second quarter. The increase in the second quarter of 2001 was due to additional headcount in key positions filled since last year.

         General and administrative expenses for the second quarter of 2001 increased 20% to $3.9 million from $3.2 million in the second quarter of 2000. The increase was due largely to increased resources necessary to support development program expansion and higher non-cash expenses related to stock-based compensation.

         Patents administration and licensing expenses increased to $1.9 million in the second quarter of 2001 from $1.8 million in the comparable period of 2000. The increase was due to expansion of patent licensing activities.

         Development expenses in the second quarter of 2001 increased 71% to $11.0 million from $6.4 million in the second quarter of 2000. This increase over last year's second quarter was due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense

         Interest income of $1.3 million was similar to last year's second quarter levels while interest and financing expenses increased slightly over the same period last year.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

         Revenues for the six months ended June 30, 2001 increased to $29.6 million from $28.2 million for the six months ended June 30, 2000 primarily due to increased revenue from engineering services. For the first half of 2001, recurring royalty revenue was $14.9 million, and specialized engineering service revenue was $14.7 million primarily related to technology development work being performed for Nokia. Licensing and strategic partner revenues for the six months ended June 30, 2000 included $8.1 million from engineering development services, $14.5 million in recurring royalties and $5.6 million in revenue from the final sales of UltraPhone(R) product.

Cost of Product

         There was no cost of product in the first half of 2001 due to the fact that the Company exited the wireless local loop product business in 2000 and does not currently sell any other products. Cost of product for the six months ended June 30, 2000 was $5.2 million.

Operating Expenses

         Sales and Marketing expenses increased to $2.3 million during the six months ended June 30, 2001 compared to $2.2 million during the six months ended June 30, 2000. The increase is primarily due to increased personnel partially offset by decreases in outside service fees.

         General and administrative expenses for the six months ended June 30, 2001 increased 27% to $7.5 million from $5.9 million for the six months ended June 30, 2000. The increase is primarily due to higher personnel costs related to increased management infrastructure and resources needed for expansion. These increases were partially offset by decreased outside professional service fees.

         Patents administration and licensing activities expense increased 150% in the six months ended June 30, 2001 to $3.7 million compared to $1.5 million in the first half of 2000. The increase was due in large part to the recognition in last year's first half of an insurance recovery related to the cost of ongoing patent litigation with Ericsson Inc. (Ericsson). We have defined the method, timing and limitations of reimbursements for covered litigation expenses with our insurer such that expected reimbursements are now recognized in the same period as the related expenses.

         Development expenses increased 84% for the six months ended June 30, 2001 to $21.9 million from $11.9 million for the six months ended June 30, 2000. The increase over the prior year period is due primarily to increased staff and activity levels devoted to development of advanced 3G wireless applications.

Other Income and Expense

         Interest income for the six months ended June 30, 2001 was $2.9 million as compared to $3.0 million for the same period in 2000 as a result of lower interest rates as compared to 2000. Interest expense for the six-month period ended June 30, 2001 was similar to costs incurred in the same period in 2000.

Expected Trends

         In the current atmosphere of market uncertainty within the wireless industry, we, like many of our customers, have tempered our expectations for growth in near-term core revenues. The reduced rate of growth in second generation (2G) product sales by the major wireless equipment manufacturers had a dampening impact on the level of 2G patent licensing royalties we reported in the first half of 2001. We expect this to have some dampening impact on second half 2001 royalties as well. The current environment also has affected discussions with new potential licensees, particularly those manufacturers who are experiencing financial difficulties. Despite the short-term challenges, we remain cautiously optimistic that we will be able to grow our 2G and 3G licensee base during the remainder of the year. We expect that second half 2001 specialized engineering services revenues will likely be lower than those reported in the first half as we work with Nokia to refine the pace and scope of work performed during the period in response to ever changing market dynamics.

         We plan to continue our investment in technology development on a steady basis during the second half of the year, managing our expenses and staffing levels so as to maintain our excellent financial health. We now believe that operating results for the third and fourth quarter, respectively, absent one-time revenue from past infringement or other licensing sources, will most likely reflect losses exceeding those reported in the second quarter, given our continued commitment to aggressive positioning for the 3G market.

         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, our ability to benefit from the growth of the 3G market, our expectations for second-half 2001 royalties, our ability to grow our 2G and 3G licensee base during the remainder of 2001, and our expectation for reduced revenues from specialized engineering services. Words such as "believe", "expect", "will be able to", and "will likely be", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

         Such forward-looking statements are subject to risks and uncertainties. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement due to a variety of factors including, but not limited to the following factors. Our ability to benefit from the growth of the 3G market may be affected by changes in technology preferences of strategic partners, equipment manufacturers or consumers, our inability to capture low chip rate TDD market opportunities, lack of multi-vendor support for a standardized technology (including high chip rate TDD), changes to the 3G standard in a manner that adversely affects the applicability of our patents to the standard, limited or no deployment of high chip-rate TDD technology or TDD technology in general, the development of substitute technologies, competition from other technologies or from other companies developing the same technology as we are, failure of the 3G market to materialize at all or at the rate or pace that we expect, or termination of our strategic partnerships. Our expectations for second-half 2001 royalties may be affected by unanticipated changes in the rate of near term 2G product sales by InterDigital licensees, adverse developments in the Ericsson patent litigation, failure of licensees to meet expectations and commitments, and the timing and accuracy of reports and guidance provided by licensees. Our ability to grow our 2G and 3G licensee base during the remainder of 2001 may be affected by changes to the 3G standard or to the 3G market in a manner that adversely affects the applicability of our patents to the standard, and adverse developments in the Ericsson patent litigation. Our expectation for reduced revenues as well as for continued revenues from specialized engineering services may be affected by our inability to successfully refine the pace, scope or direction of the current development project or predict the level of ongoing development work for Nokia, and Nokia's right to terminate the development project for any reason. In addition, factors affecting one forward-looking statement may affect other forward-looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2000 (Form 10-K).

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         As reported in our Form 10-K, InterDigital is a party to a lawsuit involving Ericsson. During the second quarter of 2001, the Judge issued an order requiring the parties to mediate the case. Additionally, the court routinely has placed matters under seal, which precludes the Company from making certain other non-material updates to the information concerning this lawsuit contained in our Form 10-K.

         The Company is a party to additional legal proceedings, as reported in our Form 10-K, for which there are no material updates.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of the Shareholders held on June 4, 2001, our shareholders elected Mr. Robert S. Roath and Mr. Joseph S. Colson, Jr. as directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2001. Our shareholders elected Mr. Roath as a director by a vote of 49,860,337 shares in favor, and 288,352 shares withheld. Our shareholders elected Mr. Colson as a director by a vote of 49,860,304 shares in favor and 288,385 shares withheld. Messrs. Harry G. Campagna, Steven T. Clontz, D. Ridgely Bolgiano and Howard E. Goldberg also continued to serve their terms as directors. The vote ratifying the appointment of Arthur Andersen LLP was 49,549,224 shares in favor, 496,590 shares withheld and 102,875 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date: August 9, 2001              /s/ Howard E. Goldberg
                                  ----------------------------------------------
                                  Howard E. Goldberg
                                  President and Chief Executive Officer



Date: August 9, 2001
                                  ----------------------------------------------
                                  Richard J. Fagan
                                  Executive Vice President and Chief Financial
                                  Officer