Form 10-Q
period 2001-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2001-11-14
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001
                                             or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________

                         -------------------------------

Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                        23-1882087
         ------------                                        -----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                781 Third Avenue, King of Prussia, PA 19406-1409
                ------------------------------------------------
              (Address of principal executive offices and zip code)


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

                                     Yes  x      No
                                         ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share                     55,661,215
--------------------------------------          -------------------------------
                Class                           Outstanding at October 31, 2001

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX
                                                                           PAGES
                                                                           -----


  Part I - Financial Information:

    Item 1.  Condensed Consolidated Financial Statements  (unaudited):       3

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                        3

             Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2001                  4
             and 2000

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000                   5

             Notes to Condensed Consolidated Financial Statements            6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk       13


  Part II - Other Information:

    Item 1.  Legal Proceedings                                               14

PART I - FINANCIAL INFORMATION
Item I.    FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                         SEPTEMBER 30,          DECEMBER 31,
ASSETS                                                                       2001                   2000
------                                                                    ---------              ---------
CURRENT ASSETS:
   Cash and cash equivalents                                              $  14,581              $  12,343
   Short term investments                                                    80,378                 76,644
   Accounts receivable, net                                                  17,016                 16,928
   Other current assets                                                       6,309                  6,890
                                                                          ---------              ---------
      Total current assets                                                  118,284                112,805
                                                                          ---------              ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                           14,645                 11,302
PATENTS, NET                                                                 10,841                 10,102
OTHER                                                                        12,610                  7,416
                                                                          ---------              ---------
                                                                             38,096                 28,820
                                                                          ---------              ---------

TOTAL ASSETS                                                              $ 156,380              $ 141,625
                                                                          =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Current portion of long term debt                                      $     161              $     326
   Accounts payable                                                           3,268                  4,482
   Accrued compensation and related expenses                                  4,270                  3,742
   Deferred revenue                                                           7,946                 12,108
   Foreign and domestic taxes payable                                           712                  1,284
   Other accrued expenses                                                     2,866                  3,473
                                                                          ---------              ---------
     Total current liabilities                                               19,223                 25,415
LONG TERM DEBT                                                                2,123                  2,234
LONG TERM DEFERRED REVENUE                                                   67,294                 40,066
                                                                          ---------              ---------

TOTAL LIABILITIES                                                            88,640                 67,715
                                                                          ---------              ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 55 shares issued and
       outstanding, liquidation value of $1,375                                   5                      5
   Common Stock, $.01 par value, 100,000 shares authorized,
      54,102 shares and 53,780 shares issued and
      outstanding                                                               541                    538
   Additional paid-in capital                                               270,076                267,936
   Accumulated deficit                                                     (191,525)              (181,899)
   Unearned compensation                                                     (3,284)                (4,597)
                                                                          ---------              ---------
                                                                             75,813                 81,983
  Treasury stock, 1,500 shares held at cost                                  (8,073)                (8,073)
                                                                          ---------              ---------
    Total shareholders' equity                                               67,740                 73,910
                                                                          ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 156,380              $ 141,625
                                                                          =========              =========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                                      --------------------    --------------------
                                                                                        2001        2000        2001        2000
                                                                                      --------    --------    --------    --------
REVENUE:
  Product revenues                                                                    $   --      $   --      $   --      $  5,634
  Licensing and alliance                                                                14,543      12,843      44,183      35,398
                                                                                      --------    --------    --------    --------
                                                                                        14,543      12,843      44,183      41,032
                                                                                      --------    --------    --------    --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                                                         --          --          --         5,200
  Sales and marketing                                                                    1,196         798       3,486       3,046
  General and administrative                                                             3,449       3,259      10,903       9,133
  Patents administration and licensing                                                   2,947       1,771       6,613       3,239
  Development                                                                           11,865       6,370      33,735      18,258
                                                                                      --------    --------    --------    --------
                                                                                        19,457      12,198      54,737      38,876
                                                                                      --------    --------    --------    --------

    Income (loss) from operations                                                       (4,914)        645     (10,554)      2,156

INTEREST INCOME (EXPENSE):
  Interest income                                                                        1,099       1,620       3,954       4,647
  Interest and financing expenses                                                          (69)        (53)       (200)       (188)
                                                                                      --------    --------    --------    --------

    Income (loss) before income taxes                                                   (3,884)      2,212      (6,800)      6,615

INCOME TAX PROVISION                                                                    (1,093)       (979)     (2,723)     (2,377)
                                                                                      --------    --------    --------    --------

    Net income (loss) before cumulative effect of change in accounting principle        (4,977)      1,233      (9,523)      4,238

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                           --          --          --       (53,875)
                                                                                      --------    --------    --------    --------

   Net income (loss)                                                                    (4,977)      1,233      (9,523)    (49,637)

PREFERRED STOCK DIVIDENDS                                                                  (35)        (34)       (103)       (103)
                                                                                      --------    --------    --------    --------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                   $ (5,012)   $  1,199    $ (9,626)   $(49,740)
                                                                                      ========    ========    ========    ========
NET INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - BASIC                                                       $  (0.09)   $   0.02    $  (0.18)   $   0.08
                                                                                      ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - BASIC                                            $  (0.09)   $   0.02    $  (0.18)   $  (0.96)
                                                                                      ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                                                          53,277      51,973      53,212      51,792
                                                                                      ========    ========    ========    ========
NET INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE - DILUTED                                                     $  (0.09)   $   0.02    $  (0.18)   $   0.07
                                                                                      ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                          $  (0.09)   $   0.02    $  (0.18)   $  (0.96)
                                                                                      ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                                                        53,277      56,141      53,212      56,587
                                                                                      ========    ========    ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 FOR THE NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                         ---------------------------------
                                                                                           2001                     2000
                                                                                         --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss before preferred stock dividends                                            $ (9,523)                $(49,637)
    Adjustments to reconcile net loss to net
       cash provided by operating activities-
          Depreciation and amortization                                                     4,807                    3,280
          Deferred revenue increase (decrease)                                             23,066                   (9,869)
          Cumulative effect of change in accounting principle, net of tax                      --                   53,875
          Amortization of unearned compensation                                             2,223                    1,490
          Repositioning charges                                                                --                       --
          Deferred charges (increase) decrease                                             (5,121)                   1,206
          Other                                                                               (73)                     150
          Decrease (increase) in assets-
                    Receivables                                                               (88)                    (107)
                    Inventories                                                                --                    3,092
                    Other current assets                                                      581                    5,790
          Increase (decrease) in liabilities-
                    Accounts payable                                                       (1,214)                     (54)
                    Accrued compensation                                                      528                   (1,043)
                    Other accrued expenses                                                 (1,179)                  (3,047)
                                                                                         --------                 --------

          Net cash provided by operating activities                                        14,007                    5,126
                                                                                         --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                                         (3,734)                  (6,395)
    Purchases of property and equipment                                                    (6,868)                  (4,740)
    Patent costs                                                                           (2,021)                  (1,107)
                                                                                         --------                 --------

    Net cash used in investing activities                                                 (12,623)                 (12,242)
                                                                                         --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
       and employee stock purchase plan                                                     1,233                   11,945
    Lease obligations incurred                                                                 --                       --
    Payments on long-term debt, including capital lease obligations                          (276)                    (338)
    Cash dividends on preferred stock                                                        (103)                    (103)
    Purchase of treasury stock                                                                 --                       --
                                                                                         --------                 --------

    Net cash provided by financing activities                                                 854                   11,504
                                                                                         --------                 --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,238                    4,388

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             12,343                   14,592
                                                                                         --------                 --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 14,581                 $ 18,980
                                                                                         ========                 ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                        $    153                 $    188
                                                                                         ========                 ========
    Income taxes paid, including foreign withholding taxes                               $  5,313                 $  1,202
                                                                                         ========                 ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. We recorded a cumulative effect of change in accounting principle of $53.9 million as of January 1, 2000 to record revenue in accordance with Staff Accounting Bulletin (SAB) No. 101. The results of operations for the three and nine months ended September 30, 2001 and 2000 are in accordance with SAB No. 101. For the nine months ended September 30, 2001 and 2000, the Company recognized revenue of $7.4 million and $9.9 million, respectively, related to amounts that were deferred as a result of the cumulative effect of change in accounting principle. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications were made to the balance sheets and statements of cash flows for prior periods to conform to the current presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       REVENUE:

         Substantially all of the Company's revenue is derived from customers based outside of the United States (primarily Japan and Europe). This revenue is paid in U.S. dollars and is not subject to any substantial foreign exchange transaction risks. In the first nine months of 2001, all of InterDigital's revenue was derived from licensing and strategic partner activities.

         In the three months ended September 30, 2001, revenue consisted of $9.9 million from royalties and $4.7 million related to development activities for Nokia Corporation (Nokia). During the same period in 2000, total revenue consisted of $8.4 million from royalties and $4.4 million from development work.

         In the nine months ended September 30, 2001, revenue consisted of $24.8 million from royalties and $19.4 million related to development activities for Nokia. During the same period of 2000, total revenue consisted of $22.9 million from royalties, $12.5 million from development work and $5.6 million from sales of discontinued products.

3.       LEGAL PROCEEDINGS:

         InterDigital and InterDigital Technology Corporation (ITC), a wholly-owned subsidiary, remain parties to a certain patent-related litigation with Ericsson Inc. (Ericsson) in which ITC is asserting patent infringement. ITC generally is seeking injunctive relief and monetary damages. Ericsson generally seeks declarations that ITC's patents are invalid and/or that Ericsson's products do not infringe ITC's patents as well as monetary damages. We have not recorded any gain or loss related to this matter other than legal fees, net of insurance reimbursements.

         The arbitration proceeding filed by ITC against licensee NEC Corporation (NEC) with the American Arbitration Association is continuing. In this proceeding, ITC is alleging that NEC failed to report Japanese sales of TDMA products for which NEC is obligated to pay royalties pursuant to its TDMA Patent License Agreement with ITC. NEC disputes ITC's claim to these royalties and the amount due, if any. An evidentiary hearing was held during the third quarter of 2001, but a decision has not yet been rendered. (See, Part II, Item
1. Legal Proceedings on page 14). We have not recorded any gain or loss related to this matter other than legal fees.

         The Company is party to other legal proceedings which management currently believes will not have a material effect on the Company's results of operations or financial condition.

4.       INCOME PER SHARE:

         The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                                                (In thousands, except per share data)

                                   Three Months Ended September 30, 2001            Three Months Ended September 30, 2000
                                   -------------------------------------            -------------------------------------
                              Income (loss)        Shares          Per-Share    Income (loss)       Shares         Per-Share
                               (Numerator)      (Denominator)        Amount      (Numerator)    (Denominator)        Amount
                               -----------      -------------        ------      -----------    -------------        ------

Income per Share-Basic:
  Income (loss) available to
  common stockholders             $(5,012)          53,277            $(0.09)         $1,199         51,973            $0.02

Effect of dilutive options and
   warrants                          ---              ---               ---             ---           4,168             ---
                              -------------    -------------     --------------  -------------  --------------    --------------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                    $(5,012)          53,277            $(0.09)         $1,199         56,141            $0.02
                              =============    =============     ==============  =============  ==============    ==============


                                                                (In thousands, except per share data)

                                       Nine Months Ended September 30, 2001            Nine Months Ended September 30, 2000
                                       ------------------------------------            ------------------------------------
                              Income (loss)          Shares         Per-Share    Income (loss)         Shares          Per-Share
                                (Numerator)      (Denominator)        Amount       (Numerator)      (Denominator)        Amount
                                -----------      -------------        ------       -----------      -------------        ------

Income per Share-Basic:
  Income (loss) available to
  common stockholders before
  cumulative effect of change in
  accounting principle            $(9,626)          53,212            $(0.18)          $4,135           51,792            $0.08

Effect of dilutive options and
   warrants                           ---              ---               ---              ---             4,795            <0.01>
                               ------------    -------------     --------------   -------------    --------------     -------------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                    $(9,626)          53,212            $(0.18)          $4,135           56,587            $0.07
                              =============    =============     ==============   =============    ==============     =============

         Options and warrants to purchase 6.3 million and 5.7 million shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively, but were excluded from the computation of diluted earnings per share due to the net losses for the periods. During the three and nine months ended September 30, 2000, there were options and warrants to purchase 1.2 million and 0.8 million shares common stock, respectively, that were excluded from the computation of diluted earnings per share because they were antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC.

         We develop advanced wireless technologies and products that drive voice and data communications. Our current technology development programs are focused on creating hardware and software products for the Wideband Code Division Multiple Access (WCDMA) air-interface protocols of the third generation (3G) standard. We are currently developing CDMA Frequency Division Duplex (FDD) and WCDMA Wideband Time Division Duplex (WTDD) technology platforms. The large majority of Global System for Mobile Communications (GSM) service providers, along with Time Division Multiple Access (TDMA) and some IS-95 service providers, have selected WCDMA as their 3G air-interface protocol. Our business plan involves addressing this market through a number of different market channels, including by licensing our technology to equipment and component manufacturers, developing and selling (either alone or through partnerships) integrated circuits (ICs) and other components and subsystems, providing strategic engineering services, and licensing equipment and component manufacturers under our patent portfolio.

         Under our strategic technology development arrangement with Nokia, we are continuing the development and validation of the fully standards compliant WTDD technology-based 3G wireless communications products. During the third quarter of 2001, InterDigital and Nokia agreed to refine the pace and scope of the program and to increase the funding for the program to a maximum of approximately $58 million, up from the original estimate of approximately $40 million. Because of third quarter changes in the Nokia contract, we will report revenue for the remainder of the program on the percentage of completion accounting basis (as measured by the ratio of the costs of the current period to the most recent estimated contract cost) beginning in the third quarter of 2001. This will take into account the contract maximum of approximately $58 million. Previously, revenue associated with this program had been reported on a time and materials basis. As of June 30, 2001, we had billed approximately $46 million under the contract. Also, in March 2001, we entered into a long-term cooperative relationship with Infineon Technologies AG (Infineon) involving the development of FDD (Layer 2/3) software for use in Infineon's terminal unit 3G system-on-chip ICs and for joint marketing as a stand-alone product. Under the agreement, Infineon has also committed to cooperate with us to design custom Application Specific ICs (ASICs) based on an Infineon platform for both infrastructure and selected terminal units applications where Infineon would serve as the foundry.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flow from operating activities of $14.0 million in the first nine months of 2001 compared to $5.1 million in the same period of 2000. The increased level of operating cash flow in the first nine months of 2001 resulted from net cash receipts of approximately $27.5 million of advance royalties related to licensing agreements with Matsushita Communications Industrial Co., Ltd. and Sharp Corporation. These receipts were offset in part by reduced cash earnings (net loss adjusted for non-cash revenue or expenses) generated during the period. Operating cash flow in the first nine months of 2000 was affected positively by changes in operating working capital related to inventory sales and cash receipts associated with completed performance bonds and insurance recoveries.

         Net cash used in investing activities during the first nine months of 2001 was $12.6 million as compared $12.2 in the same period of 2000. In the first nine months of 2001, we invested in property and equipment as well as patents at a higher level than in the first nine months of 2000 due to accelerated development activity on 3G related programs. This was largely offset by a lower level of additional investment of funds in short-term highly liquid securities ($3.7 million in the first nine months of 2001 versus $6.4 million in the first nine months of 2000).

         During the first nine months of 2001, net cash provided by financing activities was $0.9 million as compared to $11.5 million in the first nine months of 2000. The decrease resulted from lower net proceeds from exercise of options and warrants and employee stock purchase plan ($1.2 million in the first nine months of 2001 versus $11.9 million in the first nine months of2000).

         As of September 30, 2001, we had $95.0 million of cash, cash equivalents and short-term investments, compared to $89.0 million as of December 31, 2000. Our working capital excluding cash, cash equivalents, short-term investments and current maturities of debt increased to $4.3 million at September 30, 2001 from a negative $1.3 million at December 31, 2000. The increase mainly resulted from a reduction of $4.2 million in the amount of current deferred revenue reflected on the September 30, 2001 balance sheet, reflecting revised estimates of such amounts.

         We are capable of supporting our operating requirements for the near term through cash and short-term investments on hand as well as other internally generated funds. Should the need arise to fund new development activities, external growth or other matters, we may seek financing through bank facilities or the sale of debt or equity securities.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the book value included in the September 30, 2001 balance sheet.

RESULTS OF OPERATIONS

Third Quarter of 2001 Compared to the Third Quarter of 2000

Revenues

         Revenue in third quarter of 2001 totaled $14.5 million, compared to $12.8 million in last year's third quarter. Third quarter 2001 recurring royalty revenue increased to $9.9 million from $8.4 million in the same period last year. Specialized engineering services revenue increased to $4.7 million from $4.4 million in the comparable period of 2000.

Operating Expenses

         Sales and marketing expenses of $1.2 million in the third quarter of 2001 increased 50% from $0.8 million in last year's third quarter. The increase in the third quarter of 2001 was due to additional headcount in key positions filled since last year in support of pre-3G activities.

         General and administrative expenses for the third quarter of 2001 increased 6% to $3.4 million from $3.3 million in the third quarter of 2000. The increase was related to personnel costs for expanded management infrastructure.

         Patents administration and licensing expenses increased to $2.9 million in the third quarter of 2001 from $1.8 million in the comparable period of 2000. The increase was due to expansion of patent licensing activities, including patent related enforcement activities.

         Development expenses in the third quarter of 2001 increased 86% to $11.9 million from $6.4 million in the third quarter of 2000. This increase over last year's third quarter was due primarily to increased staff and activity levels devoted to development of 3G WCDMA technology platforms.

Other Income and Expense

         Interest income of $1.1 million decreased 32% from $1.6 million in last year's third quarter primarily due to lower yields available in 2001 as compared to 2000.


Nine Months Ended September 30, 2001 Compared to Nine Months Ended
 September 30, 2000

Revenues

         Revenue for the nine months ended September 30, 2001 increased to $44.2 million from $41.0 million for the nine months ended September 30, 2000, primarily due to increased revenue from specialized engineering services. For the first nine months of 2001, recurring royalty revenue was $24.8 million and specialized engineering service revenue, related to technology development work being performed for Nokia, was $19.4 million. Licensing and strategic partner revenue for the nine months ended September 30, 2000 included $12.5 million from engineering development services, $22.9 million in recurring royalties and $5.6 million in revenue from the final sales of UltraPhone(R) product.

Cost of Product

         There was no cost of product in the first nine months of 2001 due to the fact that the Company exited the wireless local loop product business in 2000 and does not currently sell any other products. Cost of product for the nine months ended September 30, 2000 was $5.2 million.

Operating Expenses

         Sales and marketing expenses increased to $3.5 million during the nine months ended September 30, 2001 compared to $3.1 million during the nine months ended September 30, 2000. The increase is primarily due to increased personnel and professional services in support of pre-3G sales and marketing activities.

         General and administrative expenses for the nine months ended September 30, 2001 increased 19% to $10.9 million from $9.1 million for the nine months ended September 30, 2000. The increase is primarily due to higher personnel and depreciation costs related to infrastructure and resources needed for expansion.

         Patents administration and licensing activities expense increased 104% in the nine months ended September 30, 2001 to $6.6 million compared to $3.2 million in the first nine months of 2000. The increase was due in large part to the recognition in the same period last year of an insurance recovery related to the cost of ongoing patent litigation with Ericsson. We have defined the method, timing and limitations of reimbursements for covered litigation expenses with our insurer such that expected reimbursements are now recognized in the same period as the related expenses. In addition, we have experienced higher costs in 2001 related to patent related enforcement activities.

         Development expenses increased 85% for the nine months ended September 30, 2001 to $33.7 million from $18.3 million for the nine months ended September 30, 2000. The increase over the prior year period is due primarily to increases in professional staff and activity levels devoted to development of 3G WCDMA technology platforms.

Other Income and Expense

         Interest income for the nine months ended September 30, 2001 was $4.0 million as compared to $4.6 million for the same period in 2000 due mainly to lower interest rates in 2001 as compared to 2000. Interest expense for the nine month period ended September 30, 2001 was similar to costs incurred in the same period in 2000.

Expected Trends

         Given our strong commitment to aggressive positioning in the 3G market, we expect to continue our investment in technology development on a steady basis for the near term, while managing our expenses and staffing levels to maintain our strong financial health. Based on conservative estimates and current market conditions, we now believe that fourth quarter 2001 revenues and earnings, absent one-time revenue from past infringement or other licensing sources, are likely to be lower than reported in the third quarter of 2001. We are making reasonable progress with various companies on licensing discussions. However, the timing of any new agreement is always difficult to predict.

         Looking forward to 2002, we expect our recurring royalty revenue to grow as, and if, market conditions improve. Progress in signing new 2G licensees may be slow due to the deteriorating financial condition of unlicensed producers. As the current development program with Nokia moves into the validation stage, we expect that specialized engineering service revenue from that program will decrease in 2002 from the levels reported in 2001.

         (See "Statement Pursuant to the Securities Litigation Reform Act of 1995" below.)

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, the essential nature of our patents, the effect of the JPO actions and our assertions on the NEC arbitration, our expected near-term steady investment in technology development, our ability to maintain our strong financial health, fourth quarter 2001 revenues and earnings, expected 2002 recurring royalty revenue, and expected 2002 revenue from Nokia. Words such as "believe" and "expect" are intended to identify such forward-looking statements.

Such forward-looking statements are subject to risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement due to a variety of factors including, but not limited to the following factors. Our belief that our patents are essential to the implementation of TDMA systems could be affected by legal determinations as to the applicability of those patents to the relevant standard. Further, we cannot provide assurance that the validity of those patents will ultimately be upheld. Our belief as to the impact of the JPO's actions and the strength of our assertions in the NEC arbitration is dependent on whether or not the arbitrators agree with our position and the outcome of our intended appeal of the JPO's rulings. Our steady investment in technology development and our ability to maintain our financial health may be affected by the number and terms of any new strategic partnerships we may enter, the performance of our strategic partners, the results of the NEC arbitration, changes in technology preferences of strategic partners, equipment manufacturers or consumers, the development of substitute technologies and competition from competing technologies, limited or no deployment of TDD technology, failure of the 3G market to materialize at all or at the rate or pace that we expect, or termination of our strategic partnerships. Expected fourth quarter revenues and earnings could be affected by the results of the NEC arbitration and the payment or recognition of past infringement royalties. Expected 2002 recurring royalty revenues could be affected by Japanese market conditions, failure to enter into new license agreements, failure of licensees to meet expectations or commitments, changes to the 3G standard in a manner that adversely affects the applicability of our patents to the standards, the ability of ITC to secure and maintain key patents in key countries, including the outcome of administrative cases (at various levels and in various countries) in which the validity of certain of ITC's patents is being challenged, timing and accuracy of reports and guidance provided by licensees, adverse developments in the Ericsson patent litigation, results of the NEC arbitration, and the resolution of certain licensing disputes. Expected 2002 revenues from Nokia could be affected by an expansion to the scope of the program. In addition, factors affecting one forward-looking statement may affect other forward-looking statements and other factors may exist that are not listed above or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2000 (Form 10-K).

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         NEC Arbitration
         ---------------

         As reported in our Annual Report on Form 10-K for the year ended December 31, 2000, ITC filed a Complaint against NEC with the American Arbitration Association alleging that NEC failed to report Japanese sales of TDMA products for which NEC is obligated to pay royalties pursuant to its TDMA Patent License Agreement with ITC. An evidentiary hearing was held during the third quarter of 2001, but a decision has not yet been rendered. ITC is seeking payment of approximately $400 million in royalties, plus interest and costs. NEC disputes ITC's claim that ITC is entitled to any past royalties as well as the amount of royalties due, if any, based upon certain contractual provisions that, in NEC's view, eliminate or, at a minimum, suspend or substantially decrease its payment obligations. NEC has also argued that if the claims of ITC's Nos. JP 2,816,349 ('349) and JP 2,979,064 ('064) TDMA System Japanese Patents were declared invalid by the Japanese Patent Office (JPO), NEC would be relieved of any royalty obligation. Since the evidentiary hearing, we have been informed by our Japanese Patent Counsel that, on October 23, 2001, the JPO as a first level tribunal issued decisions to revoke two previously granted claims in the '349 patent, and possibly the entire patent, and to revoke all previously granted claims in the '064 patent. ITC intends to appeal both decisions to the Tokyo High Court which, in such matters, performs both a technical and legal de novo review of the JPO decisions. ITC also believes that, based on specific provisions within the NEC TDMA Patent License Agreement, the recent actions of the JPO regarding these patents do not affect the royalties being sought. While ITC has advanced what it believes to be strong and persuasive arguments, ITC can give no assurance that the arbitration will be decided in its favor. Further, even if ITC is successful in the arbitration, the arbitrators could grant substantially less than the relief requested by ITC if they agree with any of NEC's arguments. Moreover, any consensual settlement would likely be at substantially lower levels than the maximum amount claimed. There can be no assurance that any consensual settlement of the arbitrated dispute will be reached.

         Based on advice of counsel, ITC understands that the '349 and '064 patents remain valid until the appeal is exhausted. ITC has a portfolio of 15 issued TDMA patents in Japan, including patents that ITC believes are essential to the implementation of TDMA standards, and also has a number of TDMA patent applications pending in Japan, none of which are the subject of the JPO decisions.

                   (See "Statement Pursuant to the Securities
                     Litigation Reform Act of 1995" above.)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERDIGITAL COMMUNICATIONS CORPORATION







Date: November 14, 2001          /s/ Howard E. Goldberg
                                 --------------------------------------------
                                 Howard E. Goldberg
                                 President and Chief Executive Officer



Date: November 14, 2001          /s/ R. J. Fagan
                                 --------------------------------------------
                                 Richard J. Fagan
                                 Executive Vice President and Chief Financial
                                 Officer