Form 10-K405
period 2001-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2002-03-29
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001
                               OR
[ ] TRANSITION REPORT PURSUANT TO THE SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not herein contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On March 21, 2002 the aggregate market value of the registrant's Common Stock, $0.01 par value, held by non-affiliates of the registrant was approximately $510,498,936.

         On March 21, 2002 there were approximately 52,496,918 shares of the registrant's Common Stock, $0.01 par value, outstanding.

                       Documents Incorporated by Reference
         Portions of the Registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held in 2002 are incorporated by reference into Items 10 through 13 inclusive.

PART I

Item 1. BUSINESS

General

         InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our), specializes in the architecture, design and delivery of wireless technology and product platforms. Over the course of our corporate history, we have amassed a substantial and significant library of digital wireless systems experience and know-how and we hold an extensive worldwide portfolio of patents in the wireless systems field.

         We market our technologies and solutions primarily to wireless communications equipment producers and related suppliers. Our inventions are embedded into products targeted for the following wireless telecommunications applications:

                  -       Mobile phones
                  -       Personal digital assistants
                  -       Mobile computing devices
                  -       Other terminal-end wireless devices
                  -       Base stations and other infrastructure equipment

         In addition, we license our Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents to equipment manufacturers worldwide. We are continuing to broaden and deepen our extensive patent portfolio and body of technical know-how related to wireless technologies and systems through continuous invention and innovation, while also linking our licensing activities to emerging product development efforts, particularly in the area of Wideband CDMA (WCDMA) standards.

         The Company was incorporated in Pennsylvania in 1972. Our corporate and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in King of Prussia, Pennsylvania, USA; Melville, New York, USA; Montreal, Quebec, Canada; and Munich, Germany.

Wireless Communications Industry Overview

         We are focused on the wireless communications industry, serving the needs of manufacturers and operators who supply consumers with advanced communications services and devices that utilize radio frequency-based systems (as opposed to wireline or fiber) to digitally transmit voice and data.

         The industry participants include equipment manufacturers, a variety of technology suppliers and the service providers or operators that deliver communications products and services to the consumer. These products are either standards-based products, leveraging a common technology across a broader segment of the market, or proprietary products, focused on niche geographic regions or services. In order to achieve economies of scale, many market participants have increasingly focused on the standards-based solutions. The wireless market is in the early stage of a shift from voice-oriented wireless products, primarily mobile handsets which provide basic voice services (commonly referred to as Second Generation or 2G), to fully integrated voice and data devices offering higher data rate services and enhanced Internet access (commonly referred to as 2.5G), to new mobile devices that provide voice and substantially higher rate data-oriented services (commonly known as Third Generation or 3G).

         Over the course of the last decade, the wireless communications industry has experienced rapid worldwide growth. Total worldwide wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to more than 900 million at the end of 2001. In several countries mobile telephones now outnumber the number of fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers will exceed 1.3 billion by 2003.

         The growth in new subscribers coupled with the replacement market (existing users upgrading to new mobile devices) helped fuel the annual sales growth of mobile devices in the aggregate from approximately 115 million in 1997 to approximately 400 million in 2000. During 2001, the number of subscribers continued to grow, while at a slower rate, and unit sales of mobile terminal devices declined approximately 5% from the prior year.

         Many industry experts speculate that a slowdown in the growth of sales of wireless terminal products in 2001 can be attributed, in part, to consumers waiting for the next generation of mobile communication products to come on the market. The slowdown of sales growth also corresponds with the slowdown in the addition of new subscribers as markets in Western Europe became saturated (60%+ penetration), as well as to the sluggishness of the global economy. Nonetheless, while the rate of new subscriber additions is growing at a slower pace, the total number of wireless subscribers continues to expand.

         We believe the combination of a broad subscriber base and accelerating technological change sets the stage for growth in the sales of wireless products and services through the balance of this decade. The introduction of mobile technologies that permit the delivery of enhanced data-oriented services such as messaging and robust Internet access should fuel the sales of wireless products that would provide the consumer with access to such services. These products are likely to include a broad range of mobile terminal-end products, including handsets, personal digital assistants, and laptop or notebook computers. Over the next decade, demand for mobile devices capable of delivering advanced services as a result of technological change is projected to grow faster than the market for voice mobile products and services.

         The 3G market is expected to emerge over the course of several years. The pace and growth of this market will depend upon a variety of factors, the most important of which may be the introduction of new services designed to use the enhanced data capability. Wireless service providers are installing 3G network infrastructure in stages, starting in markets of heavy use. Major manufacturers have reaffirmed their intention to bring new 3G handset products to market during 2002. The first WCDMA 3G commercial products and services were introduced in Tokyo, Japan in October 2001. Operators are conducting WCDMA 3G field trials in parts of Asia and Europe during 2002. During 2001 and 2002, operators in South Korea and the United States began to deploy CDMA2000 (a competing narrowband, Frequency Division Duplex (FDD) multi-carrier CDMA technology, incompatible with the WCDMA standard).

Evolution of Wireless Standards

         Wireless communications standards are formal guidelines for engineers, designers, manufacturers and service providers which regulate the use of the radio frequency spectrum for wireless communications products and services used in the marketplace. The vast majority of wireless products are manufactured and services are provided to comply with standards adopted by a particular group representing a geographic region or as a global conglomeration of regionally sponsored standards. New standards are typically adopted with each new generation of products.

         First generation mobile wireless products and services were introduced in the 1980s and deliver primarily voice services utilizing analog technology. Although analog subscribers have declined steadily since 1998, first generation wireless systems still remain in use worldwide for voice-only services. 2G products and services were introduced in the early 1990s, taking advantage of new digital technology that greatly increased the capacity, quality of service and flexibility of wireless networks. 2G wireless products and services deliver primarily voice services. In 2G, several competing and incompatible versions of digital wireless technologies were deployed as operators around the world constructed their networks.

         The principal 2G digital wireless technologies in use today are TDMA and CDMA. The TDMA-based technologies serve over 80% of wireless subscribers worldwide. These TDMA technologies include GSM (Global System for Mobile Communications), IS 54/136 (the U.S. Digital Cellular Standard, AMPS-D), PDC (Pan Asian Digital Cellular), PHS (Personal Handyphone System), DECT (Digital European Cordless Telephone), and TETRA (Terrestrial Trunked Radio) standards. Of the TDMA technologies, GSM is the most prevalent technology, has been deployed in Europe, Asia, Africa, the Middle East, parts of North America and other regions, and serves over 60% of all wireless subscribers as of year-end 2001. Because of its predominance in Europe, GSM permits inter-country roaming for its customers. The IS 54/136 technology has been deployed in North, Central and South America. The PDC technology is deployed in Japan while PHS technologies are deployed in Japan, the People's Republic of China and Taiwan. DECT is a digital cordless standard that operates primarily in Europe. TETRA is an open digital trunked radio standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities. 2G CDMA-based technologies, which represent approximately 15% of worldwide wireless subscribers, include IS-95 (a form of narrowband CDMA), which was commercialized in the 1990s and serves parts of the United States, South Korea and several other countries. The remaining 5% of worldwide wireless subscribers continue to use First Generation analog technology.

         In 2001, 2.5G systems (such as general packet radio systems (GPRS)) began to be deployed offering substantially higher data rate services. However, 2.5G systems do not make use of additional radio spectrum, and as such, may face capacity restraints as data rich applications become widely used.

         Deployment of 3G services is expected to allow operators to take advantage of additional spectrum and, through the use of higher data speeds, deliver additional rich voice and data applications to their customers. The International Telecommunications Union (ITU), an international organization established by the United Nations with membership from virtually every government in the world, defines and adopts telecommunications standards and furthers telecommunications developments. In late 1999, the ITU established IMT-2000, a set of standards for 3G technologies. IMT-2000 defined five sets of alternative specifications, which can be selected or aggregated by equipment manufacturers to produce standards-compliant 3G wireless products for their customers. The five specifications under the standard include three forms of CDMA technology: FDD and Time Division Duplex (TDD) (both commonly referred to as WCDMA), and CDMA2000. The 3G standard also includes two forms of TDMA technology: DECT and UWC-136 (EDGE), an evolved form of the U.S. TIA/EIA-136 digital cellular TDMA standard. In 2001, the ITU modified the TDD specification to include Narrowband TDD (NTDD). Of the GSM service providers in Europe that have selected a 3G air interface, all have selected WCDMA. A select number of operators in South Korea, Japan and the United States have selected CDMA2000 as their 3G air interface. CDMA2000 is being deployed in certain markets in Asia and the United States. TD-SCDMA, a form of NTDD, is being evaluated as a wireless technology for the People's Republic of China. Products built to one or more of these specifications are being designed to deliver a varying range of high bandwidth wireless services, including high-speed Internet access, multimedia communications, video conferencing and other forms of data transmission.

Strategy

         Our strategic objective is to position the Company as a preferred provider of integrated circuits, software and know-how for existing and future wireless markets to wireless communications equipment suppliers and related suppliers, leveraging our long heritage of digital wireless expertise. We intend to create value through technology transfer to customers, the delivery of software and hardware products, and the licensing of our intellectual property worldwide. To do so, we are actively participating in worldwide 3G markets, with the following objectives:

    - Invest in architecture, design and delivery of 3G core wireless technologies. We possess longstanding core competencies in digital air interface design and the development of solutions for wireless products. We have and continue to pursue agreements to provide product manufacturers with access to our developed know-how, with the goal of providing our customers with cost and reduced risk solutions that accelerate their time-to-market and meet market demands, while, at the same time allowing us to take advantage of technology re-use opportunities. Where appropriate, we will pursue agreements with leading companies to transfer our technology, to support those companies seeking to outsource the development and/or modification of technology as well as offer WCDMA technology integration and implementation assistance.

    - Focus on standardized technology and product innovation while placing our technology and intellectual property rights into 3G standards and products. We have been a leader in developing and promoting key industry standards starting with 2G in the 1980s and continuing with 3G WCDMA standards development. By actively participating in standards development, we build recognition of our technical competence, and secure positions for our intellectual property within the technology standards.

    - Combine our intellectual property licensing with product offerings worldwide. Our substantial portfolio of patented TDMA and CDMA inventions is a valuable asset. Licensed access to these inventions, and the technological know-how they represent, has proven valuable to producers of wireless devices and components around the world. We intend to further leverage our intellectual property by combining it with advanced products for the 3G market, including software products (such as Layer 2/3 software protocol stacks) and hardware products (such as advanced system-on-a-chip ASICs (Application Specific Integrated Circuits)). These products can be sold directly to our customers or through partnerships where we would receive royalties.

    - Build a base of strategic and customer relationships. To further strengthen our position in the 3G market and enhance our growth opportunities, we intend to expand our network of customer/partner relationships. Our potential partners include semiconductor producers, original equipment manufacturers and suppliers of technology that bring complementary production capabilities, technologies, and market access or that seek to outsource the development of core air interface technologies.

InterDigital's Technology Position

         We have a strong history developing TDMA and CDMA technologies. With regard to TDMA, we have lead the industry in establishing IS-54 as a wireless standard in the United States in the 1980s and, through standards-related innovation, have created a substantial portfolio of patented inventions. Our core TDMA inventions include or relate to (among others):

                  - The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems
                  - Methods of synchronizing the operation of TD/FDMA systems
                  - A unique approach of managing system capacity and maintaining agility through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions
                  - The design of a multi-component base station utilizing distributed intelligence that allows for more robust performance
                  -        Initializing procedures that enable roaming

A number of our core TDMA inventions are being used in a broad range of 2G wireless networks and terminal-end mobile and fixed devices. (See, "-Business Activities, Patent and Technology Licensing".)

         Similar to our TDMA inventions, we have lead industry innovation and patented our resulting CDMA inventions and today hold a significant worldwide portfolio of patents and patent applications for CDMA technology. Similar to our TDMA inventions, we believe that certain of our inventions are essential to the implementation of the 2G CDMA systems in use today. Our key CDMA inventions include or relate to (among others):

                  - Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment
                  - Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms
                  - Power control: Highly efficient schemes for controlling transmission power output of terminal and base station devices vital in a CDMA system
                  - Overlay techniques for communications systems, which allow new wireless systems to be deployed with existing wireless technologies without frequency reallocation
                  - Joint detection and interference cancellation for reducing multiple access interference in a physical receiver
                  - Soft handover enhancement techniques between designated cells
                  -        Various sub-channel access and coding techniques
                  -        Packet data
                  -        Fast handoff
                  - Geo-location for calculating the position of terminal users
                  -        Multi-user detection (MUD)

         Our reputation as an inventor and innovator positions us well to influence the content and direction of the 3G wireless technology standards. To the extent that we provide technology solutions that are incorporated into the standards, we can, and by our standards declarations are obligated to, license essential solutions to others. Our competitive advantage is derived from the fact that we would have both the intimate knowledge of the innovation as well as any intellectual property rights that may attach to such innovations. Our ability to influence the standards development process also helps to create a climate for the growth of business opportunities by both enhancing our image as a key innovator, as well as providing early intelligence on technologies. Our activities in the standards processes should positively impact our future revenue opportunities.

         To facilitate our position as a contributor to emerging wireless technologies, we are active in the Third Generation Partnership Projects (3GPP) through our membership in the European Telecommunications Standards Institute
(ETSI), and have been an active member of various standards development organizations including the ITU, the Telecommunications Industry Association
(TIA), the Engineering Subcommittee T1P1 (T1P1), and the American National Standards Institute (ANSI). For 3G, we have submitted more than 500 proposed concepts and methodologies to standards bodies worldwide, of which over 60% have been adopted. We have also taken leadership positions in certain of these standards bodies. Our Senior Vice President for Standards is the Chair of a task force under the Institute of Electrical and Electronic Engineers (IEEE) that is developing standards for broadband wireless access systems, and one of our senior engineers is the Vice Chair of a 3GPP working group. In addition to our participation in various standards bodies, we are also active in various technology forums that foster our business interests. For example, our Chief Technology Officer (CTO) chairs the Universal Mobile Telecommunications System
(UMTS) Forum Task Force on TDD and Wireless LANs. A member of our CTO Office is the Co-chair of the GSM Association's Wireless LANs Task Force. Further, we are a Council Member (a senior level position held by a limited number of members) of the TD-SCDMA Forum, a body focused on the application of NTDD, and an active member in the TDD Coalition, an industry consortium which promotes TDD airlink technology.

         Based on our history of invention and our extensive participation in the standards bodies, together with extensive cross use of technology innovation across different standards, we believe we that our patent portfolio (including patents applied for) is applicable to all of the air interface protocols described in the IMT-2000 standard. We have indicated to the appropriate standards setting bodies that we hold patents and patent applications that are either essential or commercially important for implementation of the present 3G standards specifications in products, and have, in conjunction with such indication, declared that our patented inventions will be available for license under the general principles for each standards body. (See, "-Business Activities, Patent and Technology Licensing".)

Business Activities

Core Technology and Product Development

         Our current technology development programs are focused on creating intellectual property and hardware and software products for the WCDMA specifications of the 3G standard. We have focused on this market segment because we expect that WCDMA technology (as opposed to the other 3G specifications) will be the dominant technology in the 3G marketplace. Of the GSM service providers in Europe that have selected a 3G air interface, all have selected WCDMA because its adoption offers them the most sensible route to 3G services worldwide as a result of lower expected costs and faster time to market. Given the dominant global market position today of the GSM service providers, analysts expect that they will maintain a similarly strong market position in the next generation wireless environment. We believe technology providers or enablers such as InterDigital which are serving this market by transferring or licensing their technology to companies producing silicon, software or products, will benefit from a leading market position for WCDMA. We believe that our heritage of know-how and patented wireless inventions based upon both TDMA and CDMA differentiates us among current enabling 3G technology providers.

         The principal focus of our business activity involves the development of technology platforms for the two modes of WCDMA: FDD and TDD. We are making significant investments in both technologies and expect to monetize our investment through a combination of intellectual property licensing and product sales. While global market demand for FDD-related licensing and products is growing in tandem with the emerging market demand for 3G generally, market demand for TDD-related licensing and products is trailing FDD emergence in accordance with our initial expectations.

         With respect to our FDD focus, for the past several years we have been engaged in a research and development effort to develop FDD protocol stacks for WCDMA products. FDD technology supports two-way radio communication using paired radio frequencies. In the FDD format, one frequency supports transmission from a base station to a mobile terminal (downlink) while the other frequency supports transmission in the reverse (uplink) direction. Because of the paired frequencies, simultaneous communication in both directions is possible. Both frequencies typically have the same capacity. This technique is useful for high volume mobile voice traffic and is the traditional public mobile radio spectrum allocation. FDD technology provides high-quality voice transmission and can support high-speed wireless Internet access and multimedia imaging, but it is inefficient in these unbalanced traffic applications.

         In March 2001, we entered into a broad, long-term cooperative relationship with Infineon Technologies AG (Infineon) involving the development of FDD (Layer 2/3) software (Joint 3G Protocol Stack) for use with Infineon's terminal unit 3G system-on-a-chip integrated circuits (ICs). Each party will own the technology it develops under the co-development agreement. The agreement provides for us to be compensated on a per unit royalty basis on sales of Infineon standard ICs containing the Joint 3G Protocol Stack. The agreement also provides that we will serve as Infineon's sole source of certain portions of the FDD Access Stratum in its 3G terminal unit ICs except where Infineon customers require use of their own or a third party's protocol stack. If we commence a FDD Access Stratum development effort with another semiconductor company for terminal unit applications, Infineon may engage a third party for the development or modification of a new FDD Access Stratum. The agreement provides for joint marketing of the Joint 3G Protocol Stack in terminal unit applications, as mutually agreed, subject to certain time-to-market restrictions as regards each new software version. Each party is permitted to independently market and use their own respective portions of the Joint 3G Protocol Stack without restriction. Infineon has committed to cooperate in enabling us to design custom 3G ASICs based on an Infineon platform for both infrastructure and selected terminal unit applications where Infineon would serve as the foundry. Infineon is permitted to sell our custom ASICs within its portfolio of products and to re-use our reference design in non-competitive products. We are permitted to market Infineon's custom ICs which are not a part of the co-development agreement and would receive a commission fixed at then current standard rates. Under the agreement, the parties have cross-licensed to each other a limited set of patents, in our case, generally applicable to the jointly developed software and related products for specified purposes. The parties have also agreed to a framework for determining royalties in other 2G and 3G products.

         With respect to our TDD focus, as we develop TDD technology and products, we are exploring alternative market strategies to promote the use and proliferation of TDD. We have licensed our TDD technology and patents to various companies (See, "-Business Activities, Patent and Technology Licensing"), and many operators have received an unpaired frequency band that could be used for TDD. As manufacturers and operators begin to evaluate their use of unpaired spectrum following a period of concentration on deployment of technology in the paired spectrum, although no manufacturer or operator has yet to commit to the deployment of TDD, we have experienced varying degrees of interest among certain manufacturers and operators. We are pursuing a global, TDD development strategy that could ultimately include the development and productization of both Wideband TDD (WTDD), (also called high chip rate TDD), and narrowband TDD (also called low chip rate TDD or, subject to variations, TD-SCDMA) - or their eventual harmonization in integrated or complimentary applications and services. Our development partnership with Nokia Corporation (Nokia) in WTDD and our recent election as a Council Member in the TD-SCDMA Forum, a body focused on the application of NTDD, are important elements of our broad TDD development strategy.

         TDD technology operates by using a single frequency band to transmit signals alternately in the downlink and uplink direction (sometimes referred to as "ping-pong" operation). In the TDD design, the relative capacity of the downlink and uplink can be altered in favor of one direction or the other (usually the downlink). This is accomplished by giving a greater time allocation to transmission intervals going in one direction over the other direction. Exploitation of this asymmetric capability, which leverages the availability of unpaired spectrum, is very useful for communication processes characterized by unbalanced information flow. One important application of this technique is Internet access where users typically send short messages (such as a URL address) and receive large information payloads such as a full web page. Importantly, due to the fact that only one radio channel is used, frequency re-use is enhanced and network planning is simplified.

         In 1999, we entered into a strategic technology development arrangement with Nokia involving the development and validation of the fully standards compliant WTDD technology. Under this arrangement, we have been delivering technology building blocks to Nokia for use in 3G wireless products. This development effort is continuing and includes the delivery of a test platform that should enable demonstration of the technology in 2002 to wireless operators, equipment and component producers, and applications developers. In turn, Nokia has been funding the project and maintaining an active role in the development plan. Under the Nokia agreement, we own all of the developed technology and have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. During the third quarter of 2001, InterDigital and Nokia agreed to refine the pace and scope of the program. Nokia agreed to forego its right to terminate the project for convenience and committed to a project maximum of approximately $58 million, up from the original estimate of approximately $40 million. Once we reach the project maximum, we intend to self-fund any work required to complete the project. In addition, beyond the scope of the Nokia project, we are self-funding additional work required to develop a robust WTDD platform. We believe that a substantial amount of our WTDD platform applies to FDD and NTDD technologies, such as TD-SCDMA.

         Based on FDD and TDD technology platforms, we intend to develop 3G products for sale to telecommunications equipment manufacturers either directly, through our partners, or through other third parties. The products are expected to include ASICs, software and combined RF/Baseband boards, and others. Our business plan is to develop the products either alone or through partnering relationships with appropriate companies. We also seek to license the technology to third parties on a royalty-bearing basis, (See, "-Business Activities, Patent and Technology Licensing") and we are continuing to seek additional partnerships with wireless communication market leaders resulting in technology or product development or sales relationships.

         In connection with our goal to bring WCDMA technology and system-on-a-chip ASICs to market in time to meet the emergence of the mass market for 3G products, we are developing the necessary technology leading to a TDD ASIC platform, as well as multi-mode ASICs incorporating TDD and FDD functionality along with GSM/GPRS technologies. We expect to target the initial TDD ASICs to mobile handsets; we may also extend our TDD ASIC offering to the infrastructure market segment. We are also developing the software protocol stacks that will enable FDD system-on-a-chip solutions, which can be embedded into a wide range of wireless products. In 2001, we made substantial progress in both of these technology development programs, hitting certain key milestones in algorithm, software, layer one implementation and systems development. In early 2002, we demonstrated the fundamental technology capabilities of some of our TDD and FDD products operating on pre-production target platforms, but we will not participate in or subject the Company to the risk profile of the initial product market.

         InterDigital recorded expenses of $44.5 million, $26.0 million and $20.5 million during 2001, 2000 and 1999, respectively, related to all of its research and development efforts for 3G, TDMA and CDMA based product and technology development. Revenues recognized in 2001, 2000 and 1999 associated with development efforts were $21.8 million, $17.2 million and $13.9 million, respectively. In 2001, 2000 and 1999, respectively, 42%, 31% and 60% of our total revenue was from our customer, Nokia, in Finland.

Patent and Technology Licensing

         Since our inception, we have employed an aggressive program of developing and protecting our intellectual property. Our wholly-owned subsidiary, InterDigital Technology Corporation (ITC), currently holds approximately 200 United States patents and approximately 415 foreign patents relating specifically to digital wireless radiotelephony technology (TDMA and/or
CDMA) which expire at various times primarily beginning in 2001 and ending in 2021. ITC has a total of approximately 210 United States patent applications and approximately 665 foreign patent applications, which we anticipate will result in approximately 3,300 foreign patents for a variety of countries under single treaty filings. Both our U.S. and foreign patent applications relate primarily to CDMA or TDMA technologies. During 2001, ITC received 44 new patents, 27 of which are in the United States (the majority of which were for CDMA inventions), and applied for more than 256 new patents worldwide. ITC's patents have effective terms of up to 20 years from the date of their first filing.

         For the past ten years, we have been intensively involved in a comprehensive patent licensing program, with the ultimate objective of realizing licensing revenues from use by third parties of inventions covered by ITC's patent portfolio. ITC believes that, in many instances, licenses for certain of its patents are required for third parties to manufacture and sell digital cellular products in compliance with TDMA and CDMA-based standards currently in use worldwide. Those standards include, but are not limited to, IS-54/136, narrowband CDMA (IS-95 and similar standards), GSM, PDC, PHS and DECT. We also believe that our patent portfolio is or will be, when applications result in granted patents, applicable to all of the air interface protocols described in the IMT-2000 3G standard as well as the specifications being developed under the 3GPP, 3GPP2 and comparable or related standards adopted by the Association of Radio Industries and Broadcasting (ARIB), ETSI, the Telecommunications Technology Association (TTA), TIA, T1P1, and CWTS (Chinese Wireless Telecommunications Standards group). Currently, numerous manufacturers supply digital cellular equipment conforming to such standards.

         ITC offers non-exclusive, royalty bearing patent licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes our extensive portfolio of intellectual property. In 2001, 2000 and 1999, respectively, 50%, 51% and 15% of our total revenue was derived from licensees in Japan.

         While discussions with unlicensed companies are proceeding, significant negotiation issues arise from time to time, including issues relating to substantial unlicensed past sales. We have maintained a policy of being both aggressive and creative in structuring broad-based agreements that enable unlicensed companies to meet their obligations to us and position us as a value added partner, although there can be no assurance that these discussions will result in new licensing agreements. If, in order to protect the integrity of our intellectual property, we must include litigation as a tool, we will do so selectively, but generally only after we have exhausted other options. The cost of patent litigation can be significant. In addition, certain existing license agreements may be renegotiated or restructured based on most favored licensee
(MFL) or other provisions contained in the applicable license agreement. MFL clauses can be typical in patent licensing arrangements. For example, our patent license agreement with Nokia, provided that, in exchange for a payment of $31.5 million, Nokia's royalty obligation to ITC had been paid-up generally with respect to certain 2G and certain 3G covered products through the end of 2001. This agreement provides that the parties will agree to the royalty payments to be made thereafter. In the absence of agreement on royalty rates between the parties, the MFL provision provides that Nokia's royalty obligations will be defined by and subject to certain risks and uncertainties of the relevant licensing terms applicable to certain other leading manufacturers of wireless telecommunications equipment, none of whom are yet licensed by ITC. Nokia also has the option to elect to apply the relevant licensing terms applicable to certain other manufacturers, but has not yet done so. The license agreement provides that until such time as the royalty rate is determined, royalties for the period commencing in 2002 will accrue.

         Also, ITC and its licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement, including without limitation, application of MFL clauses. The license agreements typically provide for private arbitration as the mechanism for resolving disputes. ITC is currently involved in one such arbitration with Samsung Electronics Co., Ltd. (Samsung). (See, "Item 3. Legal Proceedings".)

         In 2001, we also were involved in an arbitration with NEC Corporation
(NEC) over NEC's under-reporting of TDMA-based sales in Japan. That case was settled by agreement of the parties entered into on January 15, 2002, prior to the arbitration panel rendering its decision. (See, "Item 3. Legal Proceedings".)

         At December 31, 2001, ITC had granted to 26 licensees a total of 28 non-exclusive, non-transferable, perpetual, royalty-bearing or paid-up licenses to use its patents covering 2G and/or 3G standards. These include, 18 licenses relating only to TDMA patents, 2 licenses relating only to 2G CDMA patents, 2 licenses relating to 2G CDMA and TDMA patents, 5 licenses relating to both 2G and 3G patents, and 1 relating to 3G patents only. In 2001, all royalty revenues recognized were attributable to 2G covered products sold by licensees.

         We anticipate that we will be able to generate, over time, significant revenue from the licensing of patents for 3G products. Based on standards as adopted, we believe we have a number of patents essential to the implementation of all the technology specifications incorporated in the current 3G standards. We also expect that many of our patents or patents issuable from existing applications will be commercially important in the actual product implementations.

         In March 2001, ITC signed a worldwide, royalty-bearing CDMA patent license agreements with Matsushita Communications Industrial Co., Ltd. (Matsushita), for Matsushita to manufacture, have manufactured, distribute and sell 2G and 3G terminal units, test equipment and infrastructure. Under the Matshushita license agreement, ITC received an up-front payment of $19.5 million as an advance against future royalties. After the initial prepayment is exhausted through product sales, Matsushita has agreed to pay additional recurring royalties to ITC as Matsushita (or its subsidiaries) sells products using ITC's patents issued around the world. Also, in 2001, ITC signed an additional worldwide, royalty-bearing GSM, narrowband CDMA and 3G license agreement with Sharp Corporation (Sharp). In the first quarter of 2002, ITC signed a worldwide, royalty-bearing NCDMA and 3G license agreement with both Japan Radio Corporation (JRC) and NEC. Under their respective agreements, Sharp paid $11.1 million and NEC is obligated to pay $19.5 million in advance royalties. Upon the exhaustion of the applicable pre-payment, NEC and Sharp are obligated to pay royalties on all sales of products covered under their licenses. JRC must also pay royalties as it reports to ITC, sales of products. We are in active discussions with companies on a worldwide basis regarding the licensing of our 3G-related patents.

         In addition to the 3G licensees listed above, some of our older license agreements include certain rights as to 3G products. For example, our license agreements with Nokia, Siemens AG (Siemens) and Qualcomm, Inc. (Qualcomm) include a license under certain of our patents to manufacture and sell products compliant with 3G standards, with some limitations. All of our current essential patents for 3G standards are licensed to Nokia under one of the following licensing scenarios. The Nokia license arrangement was paid-up, generally, with respect to certain 2G and certain 3G covered products through the end of 2001 with a structure for determining the royalties thereafter. In addition, as part of our development project with Nokia (See, "Business Activities, Core Technology and Product Development"), Nokia is licensed on a perpetual, royalty-free basis under patents developed in the project. Nokia is also licensed on the same basis with respect to patents technically necessary to implement TDD technology; however, such license does not extend to non-TDD functionality. The Siemens and Qualcomm license agreements are fully paid-up with regard to the rights granted, which include certain rights as to 3G products. The Siemens agreement does not include any rights under patents issuing from patent applications filed after December 15, 1999. The Qualcomm agreement excludes, among other things, any rights under our patents as regards TDMA standards, any rights under our patent applications filed after March 7, 1995, as well as patents relating to cellular overlay and interference cancellation. Based on these limitations, the Siemens and the Qualcomm agreements do not provide a license under all the ITC patents which we believe to be essential to 3G, or all of the inventions which we believe will be essential and which are contained in pending patent applications. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sub-licenses under certain of our patent and patent applications to Qualcomm's customers. For certain ITC patents, Qualcomm's sublicensing rights are limited to those situations where Qualcomm is selling ASICs to the customer. For a limited number of patents, Qualcomm may grant licenses under ITC's patents regardless of whether the customer is also purchasing an ASIC from Qualcomm.

         In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are often subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC's patent claims are subject to uncertainties which are typical of patent enforcement generally. The validity of certain of ITC's key patents has been challenged in patent opposition proceedings in various jurisdictions, including Germany, Sweden, Japan, and Finland. While in certain cases, ITC patents have been invalidated or substantially narrowed, ITC benefits from the fact that its patent licensing program in both 2G and 3G is based on a broad portfolio of patents, held worldwide, and not on a single patent or invention. Nonetheless, if any third party successfully asserts that certain of our patent claims are not valid or do not cover their products, or if products are implemented in a way such that patents that we believe to be commercially important are not infringed, our licensing potential and revenues could be adversely affected. The cost of enforcing and protecting our patent portfolio can be significant. Typical of patent review and enforcement proceedings, in October 2001, the Japanese Patent Office (JPO) issued decisions to revoke ITC's Nos. JP 2,816,349 (`349) and JP 2,979,064 (`064) Japanese TDMA System Patents. ITC has filed a notice of appeal with the Tokyo High Court, and also intends to file for a Trial for Correction with the JPO. In the appeal, the Tokyo High Court will conduct a legal and technical de novo review to assess whether the JPO's decisions should be upheld or reversed. In the Trial for Correction, ITC will seek to restrict the patent claims in a manner that overcomes the invalidity decision. Based on advice of counsel, ITC understands that the `349 and `064 patents remain valid until all appeals are exhausted. ITC has a portfolio of 17 other issued TDMA patents in Japan, including patents that ITC believes are essential to the implementation of TDMA standards, and also has a number of TDMA patent applications pending in Japan, none of which are effected by the JPO decisions. ITC has also received notice that another of its essential Japanese system patents is the subject of an opposition. ITC has not received any indication from the JPO as to whether it intends to deny the opposition or permit the opposition to go forward.

         In addition to the above actions, we are currently in litigation with Ericsson, Inc. (Ericsson), which is seeking the court's declaration that Ericsson's products do not infringe ITC's United States TDMA patents, that certain of ITC's United States TDMA patents are invalid and that certain of ITC's United States TDMA patents are unenforceable. Ericsson has also asserted claims of tortious interference with contractual and business relations, defamation and commercial disparagement, violation of ss. 43 (A) of the Lanham Act, breach of contract as a third-party beneficiary, and fraud and negligent misrepresentation for which Ericsson seeks an unspecified amount of actual damages, cost and attorneys' fees. We are vigorously contesting each of Ericsson's allegations. In addition, ITC has counterclaimed against Ericsson alleging that Ericsson is willfully infringing certain United States TDMA patents owned by ITC. ITC seeks permanent injunction against Ericsson's infringement of these patents, and an unspecified amount of actual and exemplary damages, costs and attorneys' fees. (See, "Item 3. Legal Proceedings -Ericsson".)

         In addition to patent licensing, we have been actively engaged in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. In 1999, we signed a technology transfer and licensing agreement with Nokia involving TDD technology. In 2001, we entered into a strategic relationship with Infineon involving 3G technologies. (See, "-Business Activities, Core Technology and Product Development".)

         The following table summarizes the technology areas in which we have granted licenses under our patents and technology.

         IS-54/136                             GSM                                      PHS
         American Telephone & Telegraph        American Telephone & Telegraph           American Telephone & Telegraph
         Hitachi, Ltd.                         Hitachi, Ltd.                            Denso Corporation
         Hughes Network Systems                Japan Radio Company                      Hitachi, Ltd.
         Kyocera Corporation                   Kyocera Corporation                      Iwatsu America, Inc.
         Matsushita Electrical Co, Ltd.        Matsushita Electrical Co, Ltd.           Japan Radio Company
         Mitsubishi Electric Corp.             Mitsubishi Electric Corp.                Kokusai Electric Co., Ltd.
         NEC Corporation                       NEC Corporation                          Kyocera Corporation
         Nokia Corporation                     Nokia Corporation                        Matsushita Electrical Indus. Co, Ltd.
         Oki Electric Industry, Ltd.           Oki Electric Industry, Ltd.              Mitsubishi Electric Corp.
         Pacific Comm. Sciences, Inc.          Pacific Comm. Sciences, Inc.             NEC Corporation
         Robert Bosch GmbH                     Robert Bosch GmbH                        Nokia Corporation
         Samsung Electronics Co. Ltd.          Samsung Electronics Co. Ltd.             Oki Electric Industry, Ltd.
         Sanyo Electric Corporation            Sanyo Electric Corporation               Robert Bosch GmbH
         Siemens AG                            Sharp Corporation                        Samsung Electronics Co. Ltd.
         Toshiba Corporation                   Shintom Company                          Sanyo Electric Corporation
         UbiNetics Ltd.                        Siemens AG                               Sharp Corporation
                                               Toshiba Corporation                      Shintom Corporation
                                               UbiNetics Ltd.                           Siemens AG
                                                                                        Toshiba Corporation
         PDC                                   B-CDMA Technology and Patents            UbiNetics Ltd.
         American Telephone & Telegraph        Advanced Digital Technologies
         Denso Corporation                     Alcatel Espana
         Hitachi, Ltd.                         Samsung Electronics Co. Ltd.
         Japan Radio Company                   Siemens AG
         Kokusai Electric Company, Ltd.                                                 IS-95
         Kyocera Corporation                   DECT                                     American Telephone & Telegraph
         Matsushita Electrical Indus. Co, Ltd. Kyocera Corporation                      Japan Radio Company
         Mitsubishi Electric Corp.             Matsushita Electrical Co., Ltd.          Matsushita Electrical Indus. Co., Ltd.
         NEC Corporation                       Nokia Corporation                        NEC Corporation
         Nokia Corporation                     Sanyo Electric Corporation               Nokia Corporation
         Oki Electric Industry, Ltd.           Siemens AG                               Oki Electric Industry, Ltd.
         Pacific Comm. Sciences, Inc.          Toshiba Corporation                      Qualcomm, Inc.
         Robert Bosch GmbH                                                              Sharp Corporation
         Samsung Electronics Co. Ltd.          WCDMA                                    Siemens AG
         Sanyo Electric Corporation            Infineon Technologies AG
         Sharp Corporation                     Japan Radio Company                      TETRA
         Siemens AG                            Matsushita Comm. Indus. Co., Ltd.        Japan Radio Company
         Toshiba Corporation                   NEC Corporation                          Matsushita Electrical Co., Ltd.
         UbiNetics Ltd.                        Nokia Corporation                        Nokia Corporation
                                               Qualcomm, Inc.                           Siemens AG
                                               Sharp Corporation
         CDMA 2000                             Siemens AG
         Infineon Technologies AG
         Japan Radio Company
         Matsushita Comm. Indus. Co., Ltd.
         NEC Corporation
         Nokia Corporation
         Qualcomm, Inc.
         Sharp Corporation
         Siemens AG

Employees

         As of March 18, 2002, we had 319 full-time employees consisting of approximately 237 research and development personnel, 10 patent administration and licensing personnel and 72 other personnel, as well as 18 part-time employees. None of our employees are represented by a collective bargaining unit. In addition to our own employees who perform technology development, we utilize the efforts of outside engineering resources. Further development of InterDigital's technologies may require additional technical and administrative support.

Executive Officers

The executive officers of InterDigital are:

NAME                     AGE     POSITION
----                     ---     --------
Howard E. Goldberg       56      President and Chief Executive Officer

Charles "Rip" Tilden     48      Executive Vice President and Chief Operating Officer

Richard J. Fagan         45      Executive Vice President and Chief Financial Officer

William J. Merritt       43      Executive Vice President, General Patent Counsel and President of InterDigital Technology
                                 Corporation

Alain C. Briancon        42      Executive Vice President and Chief Technology Officer

Mark A. Lemmo            44      Executive Vice President, Product Management and Business Development

Brian G. Kiernan         55      Senior Vice President, Standards

William C. Miller        47      Senior Vice President, Programs and Engineering

Lawrence F. Shay         43      Vice President, General Counsel and Corporate Secretary

Guy M. Hicks             46      Vice President, Corporate Communications and Investor Relations

         Howard E. Goldberg was promoted to Chief Executive Officer and appointed as a Director of the Company in November 2000, and was named President in January 2001. Mr. Goldberg had served as Interim President since September 1999. Prior to becoming Chief Executive Officer, Mr. Goldberg also held the position of Executive Vice President - Strategic Alliances from October 1998 to September 1999. Mr. Goldberg also held the positions of Executive Vice President, General Counsel and Secretary from May 1995 to October 1998.

         Charles "Rip" Tilden was promoted to the position of Chief Operating Officer in December 2001. Mr. Tilden continues in the position of Executive Vice President of the Company, a position he has held since March 1998. Prior to that, Mr. Tilden held the position of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, Pennsylvania, an office products and paper distribution company, since December 1994.

         Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September 1999. Prior to that, Mr. Fagan served as Controller and Treasurer of Quaker Chemical Corporation, a Pennsylvania corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

         William J. Merritt was promoted to General Patent Counsel of the Company and President of ITC in July 2001. Mr. Merritt continues in the position of Executive Vice President of the Company, a position he has held since September 1999. Prior to that, Mr. Merritt held the position of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President-Legal and Assistant Secretary since January 1996.

         Dr. Alain C. Briancon joined InterDigital as Executive Vice President and Chief Technology Officer in January 2001. From 1996 through December 2000, Dr. Briancon served as Vice President and General Manager of Motorola Inc., with the Advanced Services Applications Platform Division within the Semiconductor Product Sector from 1999 to December 2000, the Digital Experience within the Personal Communication Sector from 1998 to 1999, and the FLEX(TM) Information Networking Division Messaging Systems Product Group during 1998. Prior to that, he served as Vice President and Director of Motorola's FLEX(TM) Architecture, Protocols and Standards Group from 1995 to 1997.

         Mark A. Lemmo was named Executive Vice President, Product Management and Business Development in April 2000. Prior to that, Mr. Lemmo held the position of Executive Vice President, Engineering and Product Operations since October 1996 and Vice President, Sales and Marketing since June 1994.

         Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. Prior to that, Mr. Kiernan held the position of Vice President, Marketing Support from January 1993.

         William C. Miller joined InterDigital as Senior Vice President, Programs and Engineering in July 2000. Before joining InterDigital, Mr. Miller served as Vice President, Programs with Telephonics Corporation, an aircraft and mass transit communications systems corporation located in Farmingdale, New York, since 1993.

         Lawrence F. Shay joined InterDigital as Vice President, General Counsel and Corporate Secretary in November 2001. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly-held Internet professional services corporation, from June 1999 to June 2001, Executive Vice President from September 2000 until June 2001, and Senior Vice President from June 1999 until September 2000. U.S. Interactive, Inc. filed a Chapter 11 bankruptcy petition in January 2001 and a reorganization plan was confirmed in September 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

         Guy M. Hicks joined InterDigital as Vice President, Corporate Communications and Investor Relations in December 2001. Before joining InterDigital, Mr. Hicks served as Vice President, Corporate Communications with Structural Dynamics Research Corporation, Cincinnati, Ohio, an international enterprise development software corporation, from August 1999 until December 2001. Mr. Hicks previously served as Vice President, Corporate Communications with Epicor Software Corporation, an enterprise resource planning software company located in Irvine, California from April 1998 until August 1999. Mr. Hicks also served as Corporate Director, Executive Communications with Northrop Grumman Corporation, an aerospace company located in Los Angeles, California, from January 1996 until April 1998.

         InterDigital's executive officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements which provides for severance pay and continuation of certain benefits. Mr. Goldberg's agreement generally provides for the payment of severance of up to a maximum of eighteen months salary and up to a maximum of eighteen months continuation of medical and dental benefits. The other executives' agreements generally provide for the payment of severance up to a maximum of one year's salary and up to a maximum of one year's continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

         Item 1, "Business" and Item 7, "Management's Discussion and Analysis" contained within this Annual Report on Form 10-K contain forward-looking statements reflecting, among other things, (i) our current strategic objectives to (a) position ourself in the marketplace as a preferred provider of wireless communications products, (b) invest in and develop 3G wireless technologies and develop 3G products, (c) focus on standardized technologies and products while placing our technology and intellectual property rights into 3G standards and products, (d) capitalize on the value of our intellectual property through patent licensing, product sales and a combination thereof, (e) bring to market, with strategic partners or on our own, 3G solutions and products; (ii) analysts' and experts' beliefs and forecasts as to the market for wireless products and services, 3G market growth, the nature and performance of 3G products and services, (iii) our current beliefs and expectations as to 3G product and technological capability, the successful development and the applications for our technology and potential products, growth in the 3G market growth, product sales, demand for 3G products, timing of 3G market development, our competition, the impact of our standards activities on revenues, the applicability of our patents to various standards, and expected levels of revenues, cash flow and operating expenses; (iv) manufacturers intentions to bring 3G products to the market during 2002; and (v) our ability to enter into new customer and partner relationships, enter into new licenses, bring 3G products to market on a timely basis or at all, secure patent protection for our inventions, reuse WTDD in other technologies, create a return on our investment in 3G technologies, collect royalties under existing license agreements, and derive revenues from our patents. Words such as "expect", "anticipate", "speculate", "believe", "should", "likely", "predict", "strategy", "objective", "pursuing", "goal", "intend", "could", "plan", "may", and "trends", variations of such words, and words with similar meaning or connotations are intended to identify such forward-looking statements.

         Such statements are subject to risks and uncertainties. We caution readers that important factors in some cases have affected and, in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such forward-looking statements. You should not place undue reliance on these forward-looking statements which apply on or as of the date of this report. Certain of these risks and uncertainties are described in greater detail below. It should be noted that risks described as affecting one forward-looking statement may affect other forward-looking statements. In addition, other factors may exist that are not detailed below or that are not fully known to us at this time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Technologies May Not Be Widely Deployed.

         Our activities are focused on next-generation technologies and products and therefore begin as research and development work. Accordingly, we are subject to the risks typically associated with such activities. New technological innovations generally require a substantial investment before they are commercially viable, and we may make substantial, non-recoverable investments in new technologies that may not result in meaningful revenues. For example, in order to generate revenues and profits from sales of 3G products, we must continue to make substantial investments and technological innovations. A significant assumption in our strategic plan is that WCDMA will be widely deployed in the 3G market. WCDMA may not be deployed as widely as we expect which could reduce revenue opportunities. A second significant assumption in our strategic plan is that TDD will be adopted and widely used in the 3G market. While our inventions and know-how can apply across a broad range of technologies, our detailed technology and development efforts are primarily focused on WTDD and FDD. Other digital wireless technologies, particularly CDMA2000, Wireless LAN (W-LAN), FDD used in data applications, FDD high speed downlink, and NTDD are expected to be competitive with WTDD. CDMA2000 has been deployed in parts of Asia and the United States, and such deployment could cause CDMA2000 to gain significant market share and reduce the opportunities for WCDMA. W-LAN, which enables users to connect laptops and PDAs to the Internet, is already being marketed worldwide and is competitive with TDD. If the initial deployment of FDD for data applications obtains significant market share, or if FDD high speed downlink gains market acceptance, the niche targeted for WTDD could be reduced or eliminated. All of these competing technologies also could impair multi-vendor and operator support for WTDD, key factors in defining opportunities in the wireless market. There can be no assurance that our technology will ultimately have market relevance or be selected by wireless service providers for their networks or equipment manufacturers. If we determine that WTDD will not be adopted at all or in a time period we expect, or adopted in a manner which justifies our continuing investment in the technology, we may change our strategic plan to reduce or eliminate such continuing investment and/or to capture more lucrative market opportunities. Additionally, if WTDD is not adopted and widely used, our strategic plan will require a significant shift and a portion of our anticipated revenue may be impaired.

Our Future Operating Results are Likely to Fluctuate.

         Our financial condition and operating results have fluctuated significantly in the past and may fluctuate significantly in the future. These operating results may continue to fluctuate because (i) our markets are subject to increased competition from other products and technologies and announcements of new products and technologies by our competitors; (ii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, or the timing, nature or amount of revenues associated with strategic partnerships; (iii) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; (iv) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, design-arounds, changes to the standards, and adverse court decisions; and (v) our revenues are in large part dependent on sales by our licensees which is outside of our control. General economic and other conditions causing a downturn in the market for our products in development or technology could also adversely affect our operating results. Nevertheless, we base our decisions regarding our operating expenses and capital expenditures on a combination of current cash balances, anticipated cash flow trends and the level of expenditures required to execute our strategic plan. Because the base level of many of our expenses is relatively fixed, revenue from a small number of customers could cause our operating results to vary from quarter to quarter and result in operating losses. In addition, increased expenses which could result from factors such as increased litigation costs or actions designed to keep pace with technology and product market targets could adversely impact near-term profitability. The foregoing factors are difficult to forecast and these, as well as other factors, could adversely affect our quarterly or annual operating results.

We Have Substantial Global Competition.

         Competition in the wireless telecommunications industry is intense. There can be no assurance that we will be able to successfully compete in our efforts to license our technology and/or sell our future products, or that our competitors will not develop new technologies and products that are more commercially effective than our own. Our products and services face competition from existing companies providing services comparable to ours and companies developing and marketing other digital and wireless technologies. (See, "-Our Technologies May Not Be Widely Deployed".) We face competition from the in-house development teams at semiconductor corporations and telecommunication equipment suppliers. It is also possible that new competitors may enter the market. Many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. As a result of these factors, these competitors may be more successful than us. In addition, the slowdown in the global economy and the anticipated rollout of 3G has forced, and may continue to force, realignment within the semiconductor industry. Such vertical and horizontal consolidation could result in increased competition for partnership opportunities.

We Need to Effect Further Technology and Product Development in a Timely Manner.

         Our future success will depend on our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technology in commercial quantities, our competitive position could be damaged.

         Our positioning for the 3G market will require continued significant investment in research and development. We cannot be sure that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to achieve these goals, or that the costs associated with such efforts will be acceptable. Our business, financial condition and operating results could be materially adversely affected if we are unable to respond to the need for technological change or if these products or technologies do not achieve market acceptance when released.

         We may experience technical, financial or other difficulties or delays related to the further development of our technologies. Delays can be costly, and if such development efforts are not successful or delays are serious, our existing and potential strategic relationships could suffer or these strategic partners could be hampered in marketing efforts of products containing our technologies. We could experience reduced royalty revenues on such organizations' products containing our technology and we could miss a critical market window. Further, failure to meet material obligations under our existing or potential contracts could result in the other party terminating the relationship and/or seeking to hold us liable for breach. Moreover, our technologies are in the development stage, and have not been fully tested in commercial use. It is possible that they may not perform as expected or may not be market relevant. In such case, our business, financial condition and operating results could be adversely affected.

Our Markets are Unpredictable and Subject to Rapid Technological Change.

         We are positioning our current development projects for the emerging 3G market. These projects do not have direct bearing on the 2.5G, GPRS, or any other market which might develop after the 2G market but prior to the development of the 3G market. The 3G market has and may continue to develop at a slower rate or pace than we have and do expect and may be of a smaller size than we expect. For example, the potential exists for 3G preemption by the hangover of 2.5G solutions now being bought, tested and fielded. In addition, there could be fewer applications for our technology and products than we expect. Many factors could affect the rate and pace of 3G market development including, but not limited to, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile products, continued growth in telecommunications services that would be delivered on 3G devices, and availability of capital for and the high cost of infrastructure improvements. Failure of the 3G market to materialize to the extent or at the rate which we expect would reduce our opportunities for sales and licensing and could materially adversely affect our business, financial condition and operating results.

         The entire wireless communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving industry standards. Existing technology and products become obsolete and unmarketable when products using new technologies are introduced and new industry standards emerge. As a result, marketability and the potential life cycles of the products and technologies that we are developing cannot be assured and are difficult to estimate. In addition, new industry standards, falling prices or technology changes may render the products and/or technologies obsolete or non-competitive. New technologies and products can fail to become commercially viable due to lack of market relevance. (See, "-Our Technologies May Not Be Widely Deployed" above.) To be successful, we must continue to develop new products and technologies that successfully respond to such changes. We may not be able to successfully predict the market or form strategic relationships, either at all or on acceptable terms, to enable us to develop such new products and technologies. Even if we do, we may not be able to introduce such products or technologies successfully in a timely manner. Missing a critical market window could reduce or eliminate our ability to capitalize on the technology and products as to which the window applies.

Certain Events Will Occur Under Two Contracts in the Next Two Years Which Could Adversely Affect Our Cash Flow And Our Ability to Achieve or Sustain Acceptable Levels of Profitability.

         Revenues attributable to Nokia, a strategic engineering partner, comprised approximately 42% of total revenue in 2001. In the third quarter of 2001, we amended our development program agreement with Nokia to, among other things, provide for Nokia's funding of the project up to a maximum of approximately $58 million (See, "Business Activities, Core Technology and Product Development".) Previous to the amendment, revenue had been reported on a time and materials basis and we had billed Nokia approximately $46 million under the contract leaving approximately $12 million of revenue to be recognized. After the amendment, we recognize revenue under the contract on a percentage of completion basis. Of the $12 million remaining under the contract after the amendment, approximately $6.2 million was recognized in 2001, and we expect to recognize the balance in 2002. We have not, at this time, entered into any arrangements with Nokia to extend our development relationship and there should be no expectation that we will do so in the future. Should our costs associated with the development effort exceed the maximum funding committed by Nokia, we will continue the development effort needed to complete our contract commitments on a self-funded basis and this could adversely affect both our cash flow and our ability to achieve acceptable levels of profitability.

         Revenues attributable to Sharp, one of our TDMA patent licensees, comprised approximately 30% of total revenue in 2001. This license agreement with Sharp covers PDC and PHS products and expires in mid 2003. Although we will seek to extend the term of this license with Sharp, there can be no assurance that we will be successful, either at all or on favorable or comparable terms. The inability to extend the license could adversely affect both our cash flow and our ability to achieve or sustain acceptable levels of profitability for the years beyond 2002.

We Rely and Intend to Rely on Relationships with Third Parties.

         The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other third parties. Our plan contemplates that these third parties will give us access to product capability, markets and additional libraries of technology. We currently have a limited number of such third party relationships. To date we have not entered into any semi-conductor partnership relating to our TDD technology. We have only one semi-conductor partner in our FDD technology development effort, Infineon, and if we commence a FDD Access Stratum development effort with another semiconductor company for terminal unit applications, Infineon may engage a third party for the development or modification of a new FDD Access Stratum. Our failure to enter into such additional relationships, either on acceptable terms or at all, or our failure to successfully execute such relationships, could impair our ability to introduce portions of our technology and resulting products. Further, the failure to maintain existing relationships and to establish new relationships, all on satisfactory terms with capable partners, could also adversely affect our future operating results. In addition, delays in entering into such relationships could cause us to miss critical market windows.

         Our ability to derive revenues from our FDD development project is currently largely dependent on Infineon's success in developing the ICs that incorporate the Joint 3G Protocol Stack, and on Infineon's and our success in marketing and selling the Joint 3G Protocol Stack independently. Moreover, while we may independently market and use our own portions of the Joint 3G Protocol Stack being jointly developed with Infineon, the other anticipated benefits of the Infineon relationship may be impacted by economic conditions affecting semi-conductor companies in general and their ability to compete effectively, Infineon's financial condition and engineering resources, and the market timing and technological success of the Infineon platform upon which our designs are based.

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

Our Revenue in the Short and Long Term Depends Upon Our Success in Enforcing Patent Rights and Protecting Other Intellectual Property.

         Our strategic plan depends, over the next several years, upon our continued ability to generate patent licensing revenue related to the sale by third parties of handsets and infrastructure compliant with the TDMA digital cellular standards in use today, among them GSM, IS-54/136, PDC and PHS (2G products). Our ability to collect such revenue is subject to a number of risks. First, major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the validity of ITC's patents. In some instances, certain of ITC's patent claims have been declared invalid or substantially narrowed. While ITC continues to maintain a worldwide portfolio of patents that it believes are valid and infringed, and while we intend to vigorously defend and enforce such patents, we cannot assure that the validity of our patents will be maintained or that any of our key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of ITC's key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements. Additionally, while we license a portfolio of patents, 2G licensing revenues are or are expected to be adversely impacted by the decline of the 2G market coupled with the expiration of certain of our TDMA patents in the coming years.

         In the long term, our strategic plan depends upon our ability to generate patent licensing revenue from the sale by third parties of products compliant with the standards adopted for 3G (3G Products). Our ability to generate such revenue is subject to certain risks. First, many of the inventions which we believe will be employed in 3G Products are the subject of patent applications which have not yet been issued by the relevant patent reviewing authorities. While we intend to vigorously defend such patents, we cannot assure that these patent applications will be granted or that the resulting patents will be infringed by 3G Products. Second, we expect that the validity of our patents will be challenged, and that we will be required to enforce our patents against parties that refuse to take a license under our patents. While we intend to vigorously defend and enforce our patents, we cannot assure that the validity of our patents will be maintained or that any of our patents will be determined to be applicable to any 3G Product. Finally, our ability to generate 3G patent licensing revenue is dependent on our licensees' success in selling 3G Products. This, in turn, may be affected by many other factors, some of which are described in this "Risk Factors" section, including global economic conditions, buying patterns of end users, competition and the changing technology and market landscapes.

         In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention which, in turn, could negatively impact our results of operations. Moreover, third parties could circumvent the patents held by our wholly-owned subsidiary, ITC, through design changes. Any of these events could adversely affect our prospects for realizing future income.

         Together with ITC, we are currently engaged in a significant patent infringement litigation with Ericsson, Inc. (Ericsson) over certain of ITC'S patents. During the course of this litigation (or a future yet unidentified and unfiled litigation, should such litigation arise), certain of ITC's key patents could be found to be invalid or not infringed or its patent claims could be narrowed. Any such adverse finding as to the validity or scope of ITC's key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements. (See, "Item 3. Legal Proceedings".)

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues.

         Certain of our licenses contain provisions which could, in certain events, cause the licensee's obligation to pay royalties to us to be reduced, terminated or suspended for an indefinite period, with or without the accrual of the royalty obligation. In addition, certain of our licensees had, in the past, stated, among other things, that the outcome of a prior litigation over ITC's patents materially impacted the royalties due under their license agreements and have refused to pay royalties under their license agreements. While we believe that these positions have been meritless, similar positions could be asserted in the event that a licensee's obligation to pay royalties to us in the future is either terminated or indefinitely suspended, or in the event that ITC's patents are held invalid or unenforceable, and these positions could be found to have merit. The assertion or validity of such positions could interfere with ITC's ability to secure new licenses or to generate recurring licensing revenue under the existing agreements.

We Face Risks From Doing Business in Global Markets.

         A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets. In doing so, we are subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property in foreign jurisdictions; inability to enter foreign markets; government regulations, tariffs and other applicable trade barriers; currency control regulations; social, economic and political instability; natural disasters, acts of terrorism and war; potentially adverse tax consequences; inability to enforce contractual commitments abroad; and general delays in remittance and difficulties of collecting non-U.S. payments. In addition, we are also subject to risks specific to the individual countries in which our customers, our licensees and we do business.

         A long lasting downturn in the global economy that impacts the wireless communications industry could negatively affect our revenues and operating results. The global economy is in a slowdown that has had wide-ranging effects on our licensees and the markets that we target, particularly wireless equipment manufacturers and network operators. In particular, recent economic weakness in Japan, from which a significant portion of our 2001 revenue was derived, has and may continue to lead to decreased sales of licensed products. This downturn has had and is expected to continue to have a negative effect on, among other things, the ability and willingness of companies to invest in technological and product development, and the sales of our licensees (which, in turn, affects our revenues). We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and other operating results may be impaired.

Consolidations in the Wireless Communications Industry Could Adversely Affect Our Business.

         The wireless communications industry has experienced consolidation of participants, and this trend may continue. ITC's licensing opportunities are affected by the increasing concentration of the wireless industry, particularly as to infrastructure, which results in a substantial portion of the licensing opportunities being concentrated in a small number of non-licensed manufacturers, many of whom are opposing the validity of ITC's patents in multiple forums. In addition, certain business combinations may result in the loss or diminution of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies competitive to our technologies, we may lose market opportunities.

We Depend on Sufficient Engineering Resources.

         Competition for qualified and talented individuals with engineering experience in emerging technologies, like WCDMA, is intense. There can be no assurance that we will be able to attract and retain a satisfactory number of such individuals. The failure to attract and retain highly qualified personnel could interfere with our ability to undertake additional technology and product development efforts as well as our ability to meet our strategic objectives.

Market Predictions are Forward-Looking in Nature.

         Our market strategy is based on our own predictions and on analyst, industry observer and expert predictions, which are forward-looking in nature and are inherently subject to risks and uncertainties. Many factors could affect these predictions including, but not limited to, the validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements. If any of these predictions are wrong, our strategic plan may require a significant shift and our operating results could be adversely affected.

We Face Risks from Terrorist, Cyber and Other Attacks.

         None of our properties or data were damaged or compromised as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Our operations during the period that followed suffered only minor disruption such as delayed travel. However, we could be impacted, in the future, by a terrorist, cyber or other attack either directly or indirectly through our customers or vendors.

If Wireless Handsets Pose Health and Safety Risks, Demand for Our Products in Development and Those of Our Licensees and Customers Could Decrease.

         Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to various health concerns and may interfere with various electronic medical devices. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets, and cause a decrease in demand for our products and those of our licensees and customers. There are also some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for our products in development and those of our licensees and customers.

Item 2. PROPERTIES

         InterDigital owns one facility, subject to a mortgage, in King of Prussia, Pennsylvania. InterDigital is party to a lease expiring in 2007, for approximately 67,000 square feet of space in Melville, New York. InterDigital is a party to a lease expiring in 2006, for approximately 11,918 square feet of space in Montreal, Canada. These facilities are the locations for our technology development activities.

Item 3. LEGAL PROCEEDINGS

Ericsson

         In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. (Ericsson GE), its Swedish parent, Telefonaktieboleget LM Ericsson (LM Ericsson) and Ericsson Radio Systems, Inc. (Ericsson Radio) (collectively, Ericsson or the Ericsson Defendants), in the United States District Court for the Eastern District of Virginia (the Virginia Action) which was subsequently transferred to the United States District
Court for the Northern District of Texas (the Texas Action) (collectively, the Ericsson Action). The Ericsson Action seeks a jury's determination that in making, selling or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson Action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the Court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorney's fees. Ericsson GE filed an answer to the Virginia Action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson Action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas Action"). The Texas Action, which involves the same patents that are the subject of the Ericsson Action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas Action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Ericsson Action and the Texas Action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

         In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas Action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas Action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas Action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas Action be dismissed, to which the Court agreed. In 1998, the United States District Court for the Northern District of Texas granted an ITC Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. amended its Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation.

         During the fourth quarter of 2001, Ericsson and ITC commenced a Court ordered mediation, which is still in progress. InterDigital and ITC intend to vigorously defend this lawsuit. If any of ITC's patents are held invalid or not infringed, however, ITC's licensing opportunities and collections of royalty revenues could be materially and adversely affected. In the lawsuit, ITC will seek damages for past infringement in a significant amount, prejudgment interest, treble damages for willful infringement, and injunctive relief. The claims for relief are based on sales by Ericsson of infringing IS/54, IS/136 and GSM products (principally infrastructure and handsets) manufactured or sold in the United States by Ericsson from January 1992 forward. ITC can give no assurance that the litigation will be decided in its favor. Further, even if ITC is successful in the litigation, the Court could grant less than the relief requested by ITC if the Court agrees with any of Ericsson's arguments. Moreover, any consensual settlement could be at lower levels than the amount to be claimed at trial. There can be no assurance that the mediation will result in a resolution of the lawsuit or that any consensual settlement of the lawsuit will be reached.

NEC
         In March 2001, ITC filed a Complaint against NEC with the American Arbitration Association. The Complaint alleged that NEC had failed to report Japanese sales of TDMA products for which NEC is obligated to pay ITC royalties pursuant to its TDMA Patent License Agreement with ITC executed in 1995. On January 15, 2002, ITC and NEC agreed to settle the arbitration by amending the TDMA Patent License Agreement to provide for the payment by NEC to ITC of $53 million. In exchange for those payments, NEC's royalty obligations for PHS and PDC products under the TDMA Patent License Agreement is considered paid up. Otherwise, the TDMA Patent License Agreement remains materially unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing pre-paid units and certain other unique provisions included in the 1995 agreement. Concurrently with the settlement, ITC and NEC entered into a worldwide royalty-bearing license agreement for sales of wireless products compliant with all 3G and NCDMA standards under which NEC will pay a $19.5 million royalty advance in the second quarter of 2002. Once that advance is exhausted, NEC will be obligated to pay additional recurring royalties to ITC as it sells licensed products.

Samsung

         In February 2002, ITC filed a Complaint against Samsung with the International Chamber of Commerce, International Court of Arbitration. The dispute involves the applicability of the MFL clause contained in ITC's patent license agreement with Samsung and Samsung's underreporting of, failure to report and failure to pay royalties on its more recent covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee's agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements. Based on the limited sales information that ITC has been able to gather, ITC has alleged in its Complaint that past due royalties presently owed by Samsung, absent the application of the MFL clause, could be in excess of $100 million. Among the issues to be addressed in the arbitration is whether Samsung can make use of its MFL rights and, if so, how such rights would affect Samsung's royalty obligations. Under various MFL scenarios which we expect Samsung to advance, including scenarios related to Nokia's paid-up $31.5 million license for the period ending December 31, 2001 (See, "Item 1. Business Activities, Patent and Technology Licensing"), Samsung's ultimate royalty obligation to ITC could be reduced, in some cases substantially, below the amount in the Complaint. Under the patent license agreement, Samsung pre-paid royalties of $17 million in 1996 and, in 1999, became entitled to an additional royalty credit of $1.7 million. ITC also seeks an audit of information relating to Samsung's covered sales and payment of royalties due. Samsung has not responded to ITC's Complaint.

         While ITC has advanced what it believes to be strong and persuasive arguments regarding the application of the MFL clause, ITC can give no assurance that the arbitration will be decided in its favor. Further, even if ITC is successful in the arbitration, the arbitrators could grant substantially less than the relief requested by ITC if they agree with any of Samsung's arguments. Moreover, any consensual settlement would likely be at substantially lower levels than the amount alleged in Complaint. There can be no assurance that any consensual settlement of the arbitrated dispute will be reached.

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

         In addition to litigation associated with patent enforcement and licensing activities and the litigation described above, we are a party to certain other legal actions also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other actions will not materially affect us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of the high and low sales prices of InterDigital's Common Stock as reported by The Nasdaq Stock Market.


                                        High                         Low
2000                                    ----                         ---

                  First Quarter        $80.00                       $20.63

                  Second Quarter        27.56                        12.94

                  Third Quarter         25.00                        12.00

                  Fourth Quarter        14.50                         4.50


                                        High                         Low
2001

                  First Quarter        $14.56                        $5.00

                  Second Quarter        15.81                         8.06

                  Third Quarter         13.50                         5.00

                  Fourth Quarter        11.76                         6.50


         As of March 21, 2002, there were approximately 1,858 holders of record of our Common Stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Consolidated Statements of Operations Data:

                                                             2001            2000           1999           1998            1997
                                                             ----            ----           ----           ----            ----
Revenues:
   Licensing and alliance                                $     52,562    $     51,244   $     66,171   $     92,470    $      5,982
   Product and services                                             -           5,634          4,496          6,751          43,854
Total revenues                                           $     52,562    $     56,878   $     70,667   $     99,221    $     49,836
Net income (loss) applicable to common
   shareholders before cumulative effect of
   change in accounting principle                        $    (19,421)   $      5,564   $     26,451   $     36,713    $    (34,523)
Earnings (loss) per common share before
   cumulative effect of change in accounting
   principle - basic                                     $      (0.36)   $       0.11   $       0.55   $       0.76    $      (0.72)
Earnings (loss) per common share before cumulative
   effect of change in accounting principle - diluted    $      (0.36)   $       0.10   $       0.52   $       0.75    $      (0.72)

Cumulative effect of change in accounting principle      $          -    $    (53,875)  $          -   $          -    $          -
Net income (loss) applicable to common shareholders           (19,421)        (48,311)        26,451         36,713         (34,523)
Earnings (loss) per share - basic                        $      (0.36)   $      (0.91)  $       0.55   $       0.76    $      (0.72)
Earnings (loss) per share - diluted                      $      (0.36)   $      (0.91)  $       0.52   $       0.75    $      (0.72)

Weighted average number of shares outstanding - basic          53,446          52,855         48,357         48,380          48,166
Weighted average number of shares outstanding - diluted        53,446          57,306         50,495         48,771          48,166

Pro forma effect of change in accounting principle:
  Net income (loss) applicable to common shareholders
   before cumulative effect of change in accounting
   principle                                                       NA              NA   $     35,488   $      4,573    $    (32,004)
  Net income (loss) per share - basic                              NA              NA   $       0.73   $       0.09    $      (0.66)
  Net income (loss) per share - diluted                            NA              NA   $       0.70   $       0.09    $      (0.66)

Consolidated Balance Sheet Data:
Cash and cash equivalents                                $     17,892    $     12,343   $     14,592   $     20,059    $     17,828
Short-term investments                                         72,471          76,644         68,550         32,218           7,976
Working capital                                                87,696          87,390         95,498         54,752          22,903
Total assets                                                  148,381         141,625        126,571         99,523          69,363
Total debt                                                      2,342           2,560          3,005          3,772           4,460
Accumulated deficit                                          (201,320)       (181,899)      (133,588)      (160,039)       (196,752)
Total shareholders' equity                               $     60,274    $     73,910   $    109,507   $     75,808    $     38,505

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained in this document.

         We develop advanced wireless technologies and products that facilitate voice and data communications. Our current technology development programs are focused on creating intellectual property and both hardware and software products for the Wideband Code Division Multiple Access (WCDMA) air-interface protocols of the Third Generation (3G) standards. We are currently developing WCDMA Frequency Division Duplex (FDD) and WCDMA Time Division Duplex (TDD) technology platforms. We market our technologies and solutions capabilities primarily to wireless communications equipment producers and related suppliers. In addition, we license our Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents to equipment manufacturers worldwide. We are continuing to broaden and deepen both our extensive body of technical know-how and our patent portfolio related to wireless technologies and systems through continuous invention and innovation, while also linking our licensing activities to emerging product development efforts, particularly in the area of WCDMA. Our strategic objective is to create substantial long-term value as one of the leading developers and providers of advanced air-interface and full system-on-a-chip technology for the wireless communications industry. We intend to create a return on our investment in 3G technologies through technology transfer to customers, the delivery (either alone or through alliances) of software and hardware products and the licensing of our intellectual property worldwide. The development of advanced wireless technologies focused on market requirements is a fundamental element of our future strategic success and is key to achieving these goals.

         Within our current TDD and FDD development programs, we currently have strategic relationships with Nokia Corporation (Nokia) and Infineon Technologies AG (Infineon). The Nokia arrangement, established in 1999, involves the development and validation of fully standards-compliant wideband TDD (WTDD) technology. As part of the arrangement, we provide technology and know-how development and will retain ownership rights of the technology we develop thereunder. In the third quarter of 2001, Nokia and InterDigital agreed to refine the pace and scope of the development arrangement and Nokia committed to increase funding to a maximum of approximately $58 million, up from the original estimate of $40 million. This modification was treated as a new contract for accounting purposes and as a result, we changed the method of reporting revenue related to the remainder of the program to the percentage of completion accounting basis. Prior to the change, revenue had been reported on a time and materials basis and we had billed Nokia approximately $46 million under the contract, leaving approximately $12 million of revenue to be recognized on the percentage of completion basis. Of the $12 million, approximately $6.2 million was recognized in 2001. In March 2001, we entered into a long-term cooperative relationship with Infineon involving the development of FDD (Layer 2/3) software for use in Infineon's terminal unit 3G system-on-a-chip integrated circuits
(ICs) and for joint marketing as a stand-alone product. Under the agreement, Infineon also committed to cooperate with us in the design of custom Application Specific ICs based on an Infineon platform for both infrastructure and selected terminal unit applications where Infineon would serve as the foundry.

         With regard to our patent licensing program, in 2001 we signed a worldwide, royalty-bearing CDMA patent license agreement with Matsushita Communications Industrial Co., Ltd. (Matsushita), for Matsushita to manufacture, have manufactured, distribute and sell 3G terminal units and test and infrastructure equipment. Under the agreement, we received an up-front payment of $19.5 million as an advance against future royalties of which none was recognized as revenue in 2001. After this initial prepayment is exhausted through product sales, Matsushita has agreed to pay additional recurring royalties to us as it sells products utilizing our patents issued around the world. In addition, we also signed worldwide, royalty-bearing narrowband CDMA and 3G license agreements with both Sharp Corporation (Sharp) in 2001 and Japan Radio Corporation (JRC) in January 2002. Under their license agreement, Sharp paid an $11.1 million advance royalty. Once this pre-payment is exhausted, Sharp is obligated to pay royalties on all sales of products covered under its license. JRC must also pay royalties as it sells covered products.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 2 to our consolidated financial statements, included in Item 8 of the Form 10-K. At this time, the accounting policies that are particularly important to the portrayal of the Company's financial condition and results, and that require the exercise of management's subjective judgments, are those relating to revenue recognition and income taxes.

         Revenue Recognition: A substantial portion of our revenue can be derived from patent licensing, know-how licensing and compensated development agreements. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front license fees for the use of patents and/or know-how, the establishment of patent and/or know-how licensing royalty rates on covered products sold by licensees, cross licensing terms between InterDigital and other parties, and ownership of intellectual property rights associated with contractual development arrangements. Due to the combined nature of some agreements and the difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of the agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period of these agreements. In other circumstances, such as those agreements involving payments for past and expected future patent royalty obligations, the determination necessary to allocate revenue between past, current and future years may be difficult to establish. In such instances, after considering the facts and circumstances, we may apply certain subjective judgments in determining the appropriate recording of revenue between periods. A different set of decisions to recognize revenue associated with such transactions may result in higher or lower revenue being recorded in particular years; however, such decisions only affect the timing of revenue recognition and do not impact our liquidity or financial position because, in general, payment terms in these arrangements are fixed and based on objective contractual measures. In all cases, revenue is only recognized either after cash has been received or collectibility is reasonably assured within a short period.

         Income Taxes: Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, have generated a sizeable federal tax net operating loss (NOL) carryforward of approximately $149 million as of December 31, 2001. Generally accepted accounting principles require that we establish a net deferred tax asset consisting of estimated future benefits of existing NOLs, offset by a valuation allowance associated with any portion of NOLs for which it is more likely than not that we will not be able to utilize such NOLs to offset future taxes. Due to the size of our NOL carryforward in relation to our NOL utilization history, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily foreign withholding taxes on patent license royalties, state taxes and the federal alternative minimum tax) for current income. It is possible, however, that we could generate taxable income in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward benefit. Upon reaching such a conclusion, we would immediately record the estimated realizable value of some or all of the deferred tax asset and, after its utilization, would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 38% to 40% under current tax laws. Subsequent revisions to the estimated realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the then existing NOL was utilized.

RECENT SIGNIFICANT TRANSACTIONS

         In January 2002, we entered into a worldwide royalty-bearing license agreement (the 3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all 3G and narrowband CDMA standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (the 2G Dispute) with NEC in connection with a 1995 2G patent license agreement (the 1995 Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. The 3G Agreement further provides that NEC is obligated to pay us an advance royalty of $19.5 million in the second quarter of 2002. Once that advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We will recognize revenue associated with the $19.5 million advance royalty as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53 million in four equal installments, payable in the second and fourth quarters of 2002 and 2003, respectively. In exchange for these payments, NEC's royalty obligation for all PHS and PDC products sold under the 1995 Agreement will be considered paid up. Otherwise, the 1995 Agreement will remain unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 1995 Agreement. In connection with the $53 million settlement, we will recognize revenue on a straight-line basis, from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. The $53 million will be free and clear when received and we will have no further obligation or contingency associated with the settlement of the 2G Dispute.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flows from operating activities of $9.6 million in 2001 compared to $5.3 million in 2000. The positive operating cash flow in 2001 arose principally from cash receipts of approximately $30.6 million from 3G licensing agreements with Matsushita and Sharp that were offset, in part, by cash outflows related to operating expenses in excess of cash revenues sustained during the period. The positive operating cash flow in 2000 was mainly due to changes in operating working capital related to inventory reduction and cash receipts associated with completed performance bonds and insurance recoveries generated during the period.

         Net cash flows used in investing activities decreased to $6.3 million in 2001 from $16.9 million in 2000. In 2001, we converted $4.4 million of short-term, highly liquid securities into cash compared to $8.1 million of investments in comparable securities in 2000. In addition, investments in property, equipment, information systems and patents were $10.7 million in 2001 compared to $8.8 million in 2000. The increase in 2001 reflects accelerated development program and patent prosecution investments.

         During 2001, net cash provided by financing activities was $2.3 million compared to $9.3 million in 2000. The decrease in 2001 primarily resulted from lower net proceeds related to option and warrant exercises and employee stock purchases ($2.6 million in 2001 versus $12.3 million in 2000).

         As of December 31, 2001, we had $90.4 million of cash, cash equivalents and short-term investments, compared to $89.0 million as of December 31, 2000. As noted above, we expect to augment this balance during 2002 and 2003 with payments from NEC totaling $72.5 million ($46 million in 2002 and $26.5 million in 2003) related to the 3G Agreement and the settlement of the 2G Dispute. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $8.0 million at December 31, 2001 from $10.8 million at December 31, 2000. The decrease was principally the result of a reduction in receivables associated with lower revenues in the fourth quarter of 2001.

         Consistent with our strategy to substantially invest in the development of 3G technology and product platforms, we expect to see modest growth in operating cash needs related to sustaining current staffing levels and continued investments in enabling capital assets in 2002. Capital expenditures in 2002 for hardware, software, patents and other items needed to support both technology and product platform development programs and product positioning initiatives are expected to range between $8 million and $11 million. Given anticipated sources of cash in 2002 (including the NEC payments of $46 million), and absent significant cash flow from past infringement or other licensing sources, we expect the impact of these substantial investments during this period of heavy investment for the future will result in slightly negative to breakeven total cash flow in 2002. We are capable of supporting these and other operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

         As of December 31, 2001, we had NOL carryforwards of approximately $149 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and U.S. alternative minimum taxes when applicable, but as a result of these NOLs, we do not expect to pay federal income taxes for the near future.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to either lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the December 31, 2001 balance sheet.

RESULTS OF OPERATIONS

Modification of Revenue Recognition Policy

         Effective January 1, 2000, we modified our licensing revenue recognition policy in response to Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", that was issued by the SEC Staff in December 1999. SAB No. 101 expresses the views of the Securities and Exchange Commission (SEC) Staff in applying generally accepted accounting principles to certain transactions, including licensing agreements involving non-refundable up-front payments. These payments can cover either royalty prepayments that are exhausted through future sales of licensee products or payments related to paid-up licenses in which the licensee makes a single payment for a lifetime patent license. Historically, we recorded such fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Following SAB No. 101 guidance, we reflected in our 2000 results a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of up-front payments that represent amounts which either had not yet been exhausted through product sales by licensees as of January 1, 2000 or were expected to be recognized in the future on a straight-line basis over the expected period of use by the licensee. In the years 2001 and 2000, we recognized approximately $9.9 million and $12.5 million of revenue and $8.1 million and $10.4 million of earnings, respectively, related to the deferred amounts on a post-SAB No. 101 basis. Going forward, we will continue to recognize the revenue and net earnings associated with the deferred amounts either as licensee product sales occur or on a straight-line basis over the expected period of use by the licensee.

2001 Compared With 2000

Revenues

         Revenues in 2001 totaled $52.6 million, compared to $56.9 million (including $5.6 million of final sales related to wireless local loop (WLL) products) in 2000. Revenues from comparable activities increased $1.3 million in 2001 while the total decreased due to the discontinuance of WLL product sales in 2001. Recurring royalty revenues in 2001 decreased to $30.8 million ($21.0 million on a pre-SAB No. 101 basis) from $34.1 million ($21.6 million on a pre-SAB No. 101 basis) in 2000. The decrease in 2001 was primarily due to the impact of a weakened wireless market in the fourth quarter of 2001 on the sales of wireless products by our licensees, particularly those in Japan. Specialized engineering services revenue increased to $21.8 million in 2001 from $17.2 million in 2000 due to increased activity levels on the WTDD development program work being performed for Nokia.

Cost of Product

         There was no cost of product in 2001 due to the fact that we do not currently sell any manufactured products. Cost of product in 2000, related to the final sales of WLL products, was $5.2 million.

Operating Expenses

         Development expenses increased 71% to $44.5 million in 2001 from $26.0 million in 2000. This increase over 2000 was due primarily to significant increases in both professional staff (which increased by approximately 60 people during 2001) and activity levels devoted to 3G WCDMA technology platform and product development.

         Sales and marketing expenses increased 20% to $4.7 million during 2001 as compared to $3.9 million in 2000. The increase was primarily due to increases in both personnel and professional services in support of pre-3G sales and marketing activities.

         General and administrative expenses for 2001 increased 11% to $14.9 million from $13.4 million in 2000. The increase was due largely to higher personnel levels and higher depreciation costs related to infrastructure and resources necessary to support development program expansion and other strategic initiatives.

         Patents administration and licensing expenses increased 76% to $9.0 million compared to $5.1 million in 2000. The increase was due to higher costs associated with patent related enforcement activities in 2001.

Other Income and Expense

         Interest income for 2001 decreased to $4.9 million from $6.3 million in 2000 due mainly to lower interest rates in 2001 as compared to 2000.

2000 Compared With 1999

Revenues

         Revenues in 2000 totaled $56.9 million, compared to $70.7 million in 1999. The decrease was due to lower licensing revenue related to past infringement obligations of new licensees. During 1999, we recorded approximately $42.0 million of revenues for such items as compared to zero in 2000. In 2000, we recognized revenue of $34.1 million from recurring royalties ($21.6 million on a pre-SAB No. 101 basis), $17.2 million from specialized engineering services and $5.6 million from final sales of WLL products. This compares with $9.4 million from recurring royalties, $10.8 million from specialized engineering services and approximately $7.6 million from WLL product sales and related strategic partnership activities in 1999. The increase in 2000 recurring royalty revenue was due to higher sales of wireless products by our licensees, particularly in Japan, and the recognition of a portion of the deferred revenue associated with the deferral resulting from the above-noted cumulative effect adjustment pursuant to SAB No. 101 guidance. The increase in revenue from specialized engineering services in 2000 resulted from higher activity levels on the development program work for Nokia.

Cost of Product

         Cost of product in 2000 decreased to $5.2 million from $5.9 million in 1999. Cost of product in 2000 reflected amounts associated with final product sales in connection with our exit from the WLL product business. We experienced negative gross margins in both years, as there were insufficient product sales to absorb manufacturing overhead.

Operating Expenses

         Development expenses increased 27% to $26.0 million from $20.5 million in 1999. This increase over 1999 was due primarily to increased staff and activity levels devoted to development of 3G WCDMA technology and product platforms.

         Sales and marketing expenses increased 8% to $3.9 million during 2000 compared to $3.6 million in 1999. The increase was primarily due to costs associated with strategic marketing analysis activities.

         General and administrative expenses for 2000 increased 73% to $13.4 million from $7.8 million in 1999. The increase was due largely to increased resources necessary to support development program expansion, non-recurring costs associated with severance for a departed executive, the settlement of a dispute with a former employee and various corporate strategic initiatives.

         Patents administration and licensing expenses decreased 4% to $5.1 million as compared to $5.3 million in 1999. The decrease was mainly due to a decrease in net recognized costs related to ongoing litigation with Ericsson.

Other Income and Expense

         Interest income for 2000 increased to $6.3 million from $3.9 million in 1999 due to higher average invested cash in 2000 compared to 1999. Interest expense was $0.2 million in 2000 compared to $0.3 million in 1999 due to lower overall debt in 2000 compared to 1999.

Expected Trends

         In 2002, we expect our level of recurring royalties and cash flow to be influenced by both sales trends in the mobile wireless market, particularly the sales performance of leading Japanese equipment producers who represent a significant portion of our licensees, and our ability to expand our licensee base, enhance the level of payments from current licensees and succeed in other patent enforcement activities. Also adding to overall revenues in 2002 should be a small amount of specialized engineering service revenue associated with the expected completion of WTDD technology contract deliverables for Nokia. Based on expected recurring royalties, currently planned expenses and capital investments, and our ongoing patent licensing and enforcement activities, we are cautiously optimistic that for 2002 we will grow revenues 10% to 20% over 2001 revenues, absorb modest increases in expenses (as we stabilize our overall staffing levels) and generate enough cash (without regard to one-time items related to past infringement or other licensing sources) to finish the year with slightly negative to breakeven total cash flow.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

         We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss with respect to our investment portfolio.

         The following table provides information about our investment portfolio as of December 31, 2001. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are held as available for sale.

         (in thousands)

         Cash and demand deposits........................              $ 7,892
              Average interest rate......................              0.00%
         Cash equivalents................................              $10,000
              Average interest rate......................              1.82%
         Short-term investments..........................              $72,471
              Average interest rate......................              3.92%
         Total portfolio.................................              $90,363
              Average interest rate......................              3.34%

Long-Term Debt

         The table below sets forth information about our long-term debt obligation, by expected maturity dates.

                                                             Expected Maturity Date
                                                                  December 31,
                                                             ----------------------
                                                                 (in thousands)

                                                                                                   2007 and         Total Fair
                                  2002        2003         2004         2005         2006           Beyond             Value
                                  ----        ----         ----         ----         ----           ------             -----
Fixed Rate                        $184        $189         $192         $176         $191           $1,410            $2,342

Weighted Average
Interest Rate                     8.11%       8.16%        8.22%        8.28%        8.28%            8.28%             8.23%

Item 8. INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


         CONSOLIDATED FINANCIAL STATEMENTS                       PAGE NUMBER
                                                                 -----------

             Report of Independent Public Accountants                31

             Report of Management                                    32

             Consolidated Balance Sheets                             33

             Consolidated Statements of Operations                   34

             Consolidated Statements of Shareholders' Equity         35

             Consolidated Statements of Cash Flow                    36

             Notes to Consolidated Financial Statements              37


         SCHEDULES:


             Schedule II - Valuation and Qualifying Accounts         50

         All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

         We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterDigital Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                  Arthur Andersen LLP


Philadelphia, Pennsylvania
February 14, 2002

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

         To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and accounting records are reliable for preparing financial statements, management maintains a system of accounting and other internal controls. Even an effective system of internal controls, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore can provide only reasonable assurance with respect to financial statement preparation and safeguarding of assets. The system of accounting and other internal controls is continually assessed, modified and improved, where appropriate and cost effective, in response to both changes in business conditions and operations and recommendations made by the independent accountants.

         The Audit Committee of the Board of Directors, which is composed of independent directors, meets periodically with management and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to corporate accounting, financial reporting practices and integrity of financial reports, as well as legal and regulatory compliance therewith. Both management and the independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

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






         King of Prussia, Pennsylvania
         March 28, 2002

                              FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                  DECEMBER 31,           DECEMBER 31,
ASSETS                                                               2001                   2000
                                                                  -----------            -----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $  17,892              $  12,343
   Short-term investments                                            72,471                 76,644
   Accounts receivable, net of allowances of $-0- and $73            14,479                 16,928
   Other current assets                                               6,385                  6,890
                                                                  ---------              ---------
      Total current assets                                          111,227                112,805
                                                                  ---------              ---------
PROPERTY AND EQUIPMENT, NET                                          14,402                 11,302
PATENTS, NET                                                         11,334                 10,102
OTHER NON-CURRENT ASSETS                                             11,418                  7,416
                                                                  ---------              ---------
                                                                     37,154                 28,820
                                                                  ---------              ---------

TOTAL ASSETS                                                      $ 148,381              $ 141,625
                                                                  =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                              $     184              $     326
   Accounts payable                                                   4,412                  4,482
   Accrued compensation and related expenses                          5,985                  3,742
   Deferred revenue                                                  10,490                 12,108
   Foreign and domestic taxes payable                                   907                  1,284
   Other accrued expenses                                             1,553                  3,473
                                                                  ---------              ---------
      Total current liabilities                                      23,531                 25,415
LONG-TERM DEBT                                                        2,158                  2,234
LONG-TERM DEFERRED REVENUE                                           62,418                 40,066
                                                                  ---------              ---------

TOTAL LIABILITIES                                                    88,107                 67,715
                                                                  ---------              ---------

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)
SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 55 shares issued and
      outstanding, liquidation value of $1,375                            5                      5
   Common Stock, $.01 par value, 100,000 shares authorized,
      54,391 shares and 53,780 shares issued and
      outstanding                                                       544                    538
   Additional paid-in capital                                       271,682                267,936
   Accumulated deficit                                             (201,320)              (181,899)
   Unearned compensation                                             (2,564)                (4,597)
                                                                  ---------              ---------
                                                                     68,347                 81,983
   Treasury stock, 1,500 shares of common stock held at cost          8,073                  8,073
                                                                  ---------              ---------
      Total shareholders' equity                                     60,274                 73,910
                                                                  ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 148,381              $ 141,625
                                                                  =========              =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                      2001               2000               1999
                                                                                    --------           --------           --------
REVENUES:
  Licensing and alliance                                                            $ 52,562           $ 51,244           $ 66,171
  Product                                                                                  -              5,634              4,496
                                                                                    --------           --------           --------
                                                                                      52,562             56,878             70,667
                                                                                    --------           --------           --------
COST OF PRODUCT AND OPERATING EXPENSES:
  Cost of product                                                                          -              5,200              5,876
  Sales and marketing                                                                  4,698              3,919              3,614
  General and administrative                                                          14,898             13,408              7,761
  Patents administration and licensing                                                 8,959              5,095              5,330
  Development                                                                         44,500             26,013             20,481
  Repositioning charges                                                                    -                  -              1,213
                                                                                    --------           --------           --------
                                                                                      73,055             53,635             44,275
                                                                                    --------           --------           --------

    Income (loss) from operations                                                    (20,493)             3,243             26,392

OTHER INCOME (EXPENSE):
  Interest income                                                                      4,885              6,300              3,883
  Interest and financing expenses                                                       (258)              (244)              (323)
                                                                                    --------           --------           --------
    Income (loss) before income taxes                                                (15,866)             9,299             29,952

INCOME TAX PROVISION                                                                  (3,418)            (3,607)            (3,246)
                                                                                    --------           --------           --------
    Net income (loss) before cumulative effect of change in
      accounting principle                                                           (19,284)             5,692             26,706

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX                            -            (53,875)                 -
                                                                                    --------           --------           --------
    Net income (loss)                                                                (19,284)           (48,183)            26,706

PREFERRED STOCK DIVIDENDS                                                               (137)              (128)              (255)
                                                                                    --------           --------           --------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                 $(19,421)          $(48,311)          $ 26,451
                                                                                    ========           ========           ========
NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE - BASIC                                                    $  (0.36)          $   0.11           $   0.55
                                                                                    ========           ========           ========
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                          $  (0.36)          $  (0.91)          $   0.55
                                                                                    ========           ========           ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC                          53,446             52,855             48,357
                                                                                    ========           ========           ========
NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE - DILUTED                                                  $  (0.36)          $   0.10           $   0.52
                                                                                    ========           ========           ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                        $  (0.36)          $  (0.91)          $   0.52
                                                                                    ========           ========           ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED                        53,446             57,306             50,495
                                                                                    ========           ========           ========
PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 2):
   NET INCOME APPLICABLE TO COMMON SHAREHOLDERS
      BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                          $ 35,488
   NET INCOME PER SHARE - BASIC                                                                                           $   0.73
   NET INCOME PER SHARE - DILUTED                                                                                         $   0.70

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                $2.50              Additional
                                          Convertible     Common      Paid-In   Accumulated       Unearned   Treasury
                                      Preferred Stock     Stock       Capital       Deficit   Compensation      Stock        Total
                                      ---------------     ------      -------       -------   ------------      -----        -----
BALANCE, DECEMBER 31, 1998                  $      10    $   484  $   235,631     $(160,039)     $       -   $   (278)   $  75,808

     Exercise of Common Stock options               -         17        9,536             -              -          -        9,553
     Exercise of Common Stock warrants              -          5        2,504             -              -          -        2,509
     Dividend of Common Stock and
       cash to $2.50 Preferred
       shareholders                                 -          -           87          (255)             -          -        (168)
     Sale of Common Stock under Employee
       Stock Purchase Plan                          -          1          324             -              -          -          325
     Issuance of Restricted Common Stock            -          3        1,894             -         (1,897)         -            -
     Amortization of unearned compensation          -          -            -             -            128          -          128
     Treasury Stock acquired                        -          -            -             -              -     (5,354)      (5,354)
     Net income                                     -          -            -        26,706              -          -       26,706
                                            --------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1999                         10        510      249,976      (133,588)        (1,769)    (5,632)     109,507

     Exercise of Common Stock options               -          7        3,706             -              -          -        3,713
     Tax benefit related to Stock options           -          -          604             -              -          -          604
     Exercise of Common Stock warrants              -         16        8,012             -              -          -        8,028
     Dividend of Common Stock and
         cash to $2.50 Preferred
         shareholders                               -          -           53          (128)             -          -          (75)
     Conversion of Preferred Stock
         to Common Stock                           (5)         1            4             -              -          -            -
     Sale of Common Stock under Employee
       Stock Purchase Plan                          -          1          508             -              -          -          509
     Issuance of Restricted Common Stock            -          3        5,073             -         (5,076)         -            -
     Amortization of unearned compensation          -          -            -             -          2,248          -        2,248
     Treasury Stock acquired                        -          -            -             -              -     (2,441)      (2,441)
     Net loss                                       -          -            -       (48,183)             -          -      (48,183)
                                            --------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2000                          5        538      267,936      (181,899)        (4,597)    (8,073)      73,910

     Exercise of Common Stock options               -          2        1,249             -              -          -        1,251
     Exercise of Common Stock warrants              -          1          335             -              -          -          336
     Dividend of Common Stock and
         cash to $2.50 Preferred
         shareholders                               -          -           44          (137)             -          -          (93)
     Sale of Common Stock under Employee
       Stock Purchase Plan                          -          1          802             -              -          -          803
     Issuance of Restricted Common Stock            -          2        1,095             -           (930)         -          167
     Amortization of unearned compensation          -          -            -             -          2,963          -        2,963
     Unrealized gain on Short-term investments      -          -          221             -              -          -          221
     Net loss                                       -          -            -       (19,284)             -          -      (19,284)
                                            --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                  $       5    $   544  $   271,682     $(201,320)     $  (2,564)  $ (8,073)   $  60,274
                                            ======================================================================================

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------------

                                                                                    2001             2000                1999
                                                                                 ---------        ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before preferred dividends                                 $ (19,284)       $ (48,183)           $ 26,706
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
          Depreciation and amortization                                              6,375            4,491               4,670
          Deferred revenue recognized                                               (9,877)         (12,500)             (3,867)
          Increase in deferred revenue                                              30,611                -                   -
          Cumulative effect of change in accounting principle, net of tax                -           53,875                   -
          Amortization of unearned compensation                                      2,963            2,248                 128
          Repositioning charges                                                          -                -               1,213
          Decrease (increase) in deferred charges                                   (4,240)           1,685               3,748
          Other                                                                        (49)               -                   -
          Decrease (increase) in assets-
                    Receivables                                                      2,449           (6,044)              4,099
                    Inventories                                                          -            3,092               2,010
                    Other current assets                                               743            6,964              (8,569)
          Increase (decrease) in liabilities-
                    Accounts payable                                                   (70)           2,028              (3,519)
                    Accrued compensation                                             2,243             (584)              1,050
                    Other accrued expenses                                          (2,297)          (1,737)                 35
                                                                                 ---------        ---------            --------

    Net cash provided by operating activities                                        9,567            5,335              27,704
                                                                                 ---------        ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                                   4,394           (8,094)            (36,332)
    Purchases of property and equipment                                             (7,733)          (6,806)             (1,646)
    Patent costs                                                                    (2,974)          (1,973)             (1,291)
                                                                                 ---------        ---------            --------
    Net cash used in investing activities                                           (6,313)         (16,873)            (39,269)
                                                                                 ---------        ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
       and employee stock purchase plan                                              2,606           12,250              12,387
    Lease obligations incurred                                                         117                -                   -
    Payments on long-term debt, including capital lease obligations                   (335)            (445)               (767)
    Cash dividends on preferred stock                                                  (93)             (75)               (168)
    Purchase of treasury stock                                                           -           (2,441)             (5,354)
                                                                                 ---------        ---------            --------
    Net cash provided by financing activities                                        2,295            9,289               6,098
                                                                                 ---------        ---------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 5,549           (2,249)             (5,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      12,343           14,592              20,059
                                                                                 ---------        ---------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  17,892        $  12,343            $ 14,592
                                                                                 =========        =========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                $     201        $     235            $    296
                                                                                 =========        =========            ========
    Income taxes paid, including foreign withholding taxes                       $   5,485        $   1,202            $  4,403
                                                                                 =========        =========            ========

        The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


1. BACKGROUND

         InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) develops advanced wireless technologies and products that facilitate voice and data communications. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related product embodiments and a broad patent portfolio of Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents, which we license worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of InterDigital and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

         We consider all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. Investments are held at amortized cost, which approximates market value. At December 31, 2001 and 2000, all of our short-term investments were classified as available-for-sale with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Gross unrealized gains on short-term investments were $0.2 million at December 31, 2001. There were no significant unrealized holding gains or losses at December 31, 2000.

         Cash and cash equivalents consist of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                        2001          2000
                                                        ----          ----

            Money market funds and demand accounts    $ 16,231      $ 11,519

            Repurchase agreements                        1,661           824
                                                      --------      --------

                                                      $ 17,892      $ 12,343
                                                      ========      ========

         The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

         Short-term investments consist of the following (in thousands):

                                                    December 31,
                                                    ------------
                                                2001             2000
                                                ----             ----

        US Government agency instruments      $ 38,857         $ 45,000
        Corporate bonds                         33,614           31,644
                                              --------         --------
                                              $ 72,471         $ 76,644
                                              ========         ========

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, which is generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred. Depreciation expense was $4.6 million, $3.0 million and $3.2 million in 2001, 2000 and 1999, respectively.

Internal-Use Software Costs

         Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use", we capitalize certain costs associated with software for internal-use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized costs include both external direct costs of software and services and payroll and payroll-related expenses for employees who are directly associated with developing internal-use software. In accordance with SOP 98-1, for the years ended December 31, 2001 and 2000, we capitalized $0.1 million and $1.8 million, respectively, of costs associated with a new ERP system. Such costs are included within property and equipment and are being amortized over three years. Accumulated amortization expense was $0.6 million and $0.1 million at December 31, 2001 and 2000, respectively.

Patents

         The costs to obtain certain patents for our TDMA and CDMA technologies have been capitalized and are being amortized on a straight-line basis over 10 years. Amortization expense was $1.8 million, $1.5 million and $1.5 million in 2001, 2000 and 1999, respectively. Accumulated amortization was $11.6 million and $9.9 million at December 31, 2001 and 2000, respectively.

Development

         All engineering development expenditures are charged to expense in the period incurred. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," all costs incurred related to the development of wireless software to be sold, embedded in our products or otherwise marketed are expensed as incurred because costs qualifying for capitalization under such pronouncement have not been significant.

Revenue Recognition

         Licensing and alliance revenue includes patent licensing revenue and strategic partner revenue. Patent licensing arrangements usually consist primarily of up-front, one-time, non-refundable fees (including royalty prepayments that are exhausted through future sales of licensee products, payments related to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license) and recurring royalties. Strategic partner revenue is generated by patent, technology and know-how licensing and development agreements, which generally include license fees and specialized engineering services. Product revenue includes sales of wireless local loop (WLL) products. As described in
Note 3, in the second quarter of 1999, we changed our strategy from sales and development of WLL products to technology platform development for advanced wireless applications.

         Prior to 2000, we recorded revenue from up-front, non-refundable patent license fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Effective January 1, 2000, we modified our licensing revenue recognition policy in response to Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", that was issued by the Securities and Exchange Commission
(SEC) Staff in December 1999. Following SAB No. 101 guidance, we reflected in our results for the year ended December 31, 2000 a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of up-front payments that relate to future periods as of January 1, 2000. Payments are now recognized as revenue as licensee product sales occur or on a straight-line basis over the expected period of use by the licensee. For the years ended December 31, 2001 and 2000, we recognized revenues of approximately $9.9 million and $12.5 million, and earnings of $8.1 million and $10.4 million, respectively, related to revenue that was recognized in prior years and subsequently recorded as deferred revenue as of January 1, 2000 in accordance with SAB No. 101. Pro forma data for the year ended December 31, 1999 presents the Company's net income before the cumulative effect of change in accounting principle and the related per share amounts as if SAB No. 101 had been adopted at the beginning of 1999. Following generally accepted accounting principles, no prior period results were restated related to the cumulative effect of change in accounting principle.

         Royalty revenue is recognized as earned in accordance with the specified terms of each license agreement. Revenue from patent, technology and know-how licensing and development agreements is recognized based on the fair value of the elements delivered, which generally include services and patent license rights. Due to the combined nature of some agreements, the total revenue from such agreements may be recognized over the combined period of the agreements. For most compensated development arrangements, we generally recognize revenue for specialized engineering services on a time and materials basis. For one fixed price compensated development arrangement, revenue is recognized using the percentage-of-completion method and is based on the percentage that incurred contract costs to date bear to total estimated contract costs, after giving effect to the most recent estimates of total contract costs. (See, Note 4.) The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes apparent. WLL product revenue was recognized upon shipment of systems. Revenue from installation, training and other WLL services was recognized when the related services were complete.

Concentration of Credit Risk and Fair Value of Financial Instruments

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments. Our accounts receivable are derived principally from patent license agreements and engineering services. We believe that the book value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt, approximate their fair values.

Impairment of Long-Lived Assets

         Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets and certain intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 1999, a $0.8 million charge was taken as part of a repositioning program. (See, Note 3.) No such adjustments were recorded in 2001 or 2000.

Net Income (Loss) Per Common Share

         Basic earnings per share (EPS) is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other securities with features that could result in the issuance of Common Stock were exercised or converted to Common Stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income (loss) per share computation (in thousands, except for per share data):

(In thousands, except per share data)                                                   Income          Shares       Per-Share
Year Ended December 31, 2001                                                         (Numerator)    (Denominator)      Amount
-----------------------------------------------------------------------------------------------------------------------------
Loss per Share - Basic:
  Loss available to common shareholders                                               $  (19,421)          53,446   $  (0.36)

Dilutive effect of options and warrants                                                       -                 -          -
                                                                                    ----------------------------------------

Loss per Share - Diluted:
  Loss available to common shareholders + dilutive effects of options
  and warrants                                                                        $  (19,421)          53,446   $  (0.36)
                                                                                    ========================================


(In thousands, except per share data)                                                  Income         Shares      Per-Share
Year Ended December 31, 2000                                                        (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------------------------

Income per Share - Basic:
  Income before cumulative effect of change in accounting principle                      $ 5,692                -      $   -
  Preferred stock dividend                                                                  (128)               -          -
                                                                                    ----------------------------------------
  Income available to common shareholders before cumulative effect
  of change in accounting principle                                                        5,564           52,855       0.11

Dilutive effect of options and warrants                                                        -            4,451      (0.01)

Income per Share - Diluted:
                                                                                    ----------------------------------------
  Income available to common shareholders before cumulative effect of
  change in accounting principle + dilutive effects of options and warrants                5,564           57,306       0.10

Cumulative effect of change in accounting principle                                      (53,875)               -          -
                                                                                    ----------------------------------------
Loss per Share - Basic:
  Loss available to common shareholders                                                  (48,311)          52,855      (0.91)

Dilutive effect of options and warrants                                                        -                -          -

Loss per Share - Diluted:
                                                                                    ----------------------------------------
  Loss available to common shareholders + dilutive effects
  of options and warrants                                                              $ (48,311)          52,855    $ (0.91)
                                                                                    ========================================



(In thousands, except per share data)                                                  Income         Shares      Per-Share
Year Ended December 31, 1999                                                        (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------------------------
Income per Share - Basic:
  Income available to common shareholders                                               $ 26,451           48,357     $ 0.55

Dilutive effect of options and warrants                                                        -            2,138      (0.03)
                                                                                    ----------------------------------------
Income per Share - Diluted:
  Income available to common shareholders + dilutive effects of options
  and warrants                                                                          $ 26,451           50,495      $0.52
                                                                                    ========================================


Pro forma effect of change in accounting principle:
  Income available to common shareholders before cumulative                              $35,488           48,357     $ 0.73
  effect of change in accounting principle

Dilutive effect of options and warrants                                                        -            2,138      (0.03)
                                                                                    ----------------------------------------
Income per Share - Diluted:
  Income available to common shareholders + dilutive effects of
  options and warrants                                                                   $35,488           50,495     $ 0.70
                                                                                    ========================================

         For the years ended December 31, 2001 and 2000, all options and warrants were excluded from the computation of diluted earnings per share (EPS) as a result of a net loss reported in each period. For the year ended December 31, 2000, options to purchase 1.0 million shares were excluded from the calculation of diluted EPS before the cumulative effect of change in accounting principle, because the exercise prices of the options were greater than the weighted-average market price of our Common Stock during the period and, therefore, their effect would have been anti-dilutive. For the year ended December 31, 1999, options and warrants to purchase approximately 1.6 million shares of Common Stock were excluded from the computation of diluted EPS because their effect was anti-dilutive.

Reclassification

         Certain prior period amounts have been reclassified to conform to 2001 presentation.

3. REPOSITIONING

         In the second quarter of 1999, we recorded a pre-tax repositioning charge of $1.2 million in connection with a change in our strategy from sales and development of WLL products to technology platform development for advanced wireless applications. This action was taken after assessing our long-term business prospects associated with continued investment in the development of WLL systems. The repositioning charge included costs associated with workforce reductions (approximately 27 employees) and asset impairment charges of $0.8 million for fixed assets associated with WLL activities. Management's efforts with respect to this plan are complete.

4. STRATEGIC PARTNER AGREEMENTS AND MAJOR CUSTOMERS

         Substantially all of the Company's revenue is derived from a limited number of customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risk. Revenue from Nokia, our customer in Finland, represented 42%, 31% and 60% of total revenues in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, revenue from our licensees in Japan comprised 50%, 51% and 15% of total revenues, respectively.

Patent Licensing Revenue

         In 2001, we recognized $30.8 million of royalty revenue, $9.9 million of which was recognized in prior years, but was deferred as of January 1, 2000 related to SAB No. 101. (See, Note 2.) For the year ended December 31, 2001, royalty revenue from one customer accounted for approximately 30% of total revenue.

         In 2001, we entered into two new worldwide license agreements with Matsushita Communications Industrial Co., Ltd. and Sharp Corporation under our CDMA patents. We received advance royalty payments totaling $30.6 million related to these agreements that will be recognized as the licensees sell covered product.

         For the year ended December 31, 2000, we recognized $34.1 million of royalty revenue, $12.5 million of which was recognized in prior years, but was deferred as of January 1, 2000 related to SAB No. 101. (See, Note 2.) For the year ended December 31, 2000, royalty revenue from one customer accounted for approximately 32% of total revenue.

         In 2000, we entered into a new licensing agreement with Ubinetics Ltd. under our TDMA patents. Royalty revenue commenced in 2001 with the licensee's commercial manufacture of covered units and infrastructure.

         In 1999, we entered into four new TDMA license agreements with Robert Bosch GmbH, Japan Radio Company, Ltd., Shintom Company, Ltd., and Iwatsu American, Inc. and granted a combination TDMA and CDMA license to Nokia Corporation (Nokia). In prior years, we had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain TDMA patents (and, in certain instances, technology) to 13 additional corporations. Additionally, in prior years, we had granted non-exclusive, non-transferable, perpetual, worldwide, royalty-bearing licenses to use certain CDMA patents (and, in certain instances, technology) to Alcatel Espana, Qualcomm Inc., and Advanced Digital Technologies and to use TDMA and CDMA patents (and, in certain instances, technology) to Siemens AG, Samsung Electronics Co. Ltd. (Samsung) and American Telephone & Telegraph. Many of these licenses contain most favored licensee (MFL) provisions, applied on a going forward basis only, and provisions which could, in certain events, suspend, reduce, or terminate the licensee's obligations to pay future royalties to InterDigital with or without the accrual of the royalty obligation.

         Initial revenues from new TDMA licensees in 1999 totaled $42.8 million, including $31.5 million from Nokia. In 1999, we recognized $9.4 million in recurring revenue from TDMA licensees.

Nokia Agreements

         In February 1999, we entered into a multi-year arrangement with Nokia for development of new technology for 3G wireless telecommunications products. Under the multi-year arrangement, we are providing specialized engineering services and technology and know-how development and we will retain ownership rights of all of the technology we develop thereunder. Additionally, in February 1999, we entered into a patent license agreement with Nokia related to certain TDMA and CDMA patents. In the third quarter of 2001, Nokia and the Company agreed to refine the pace and scope of the development arrangement and Nokia committed to increase funding to a maximum of approximately $58 million, up from the original estimate of $40 million. This modification was treated as a new contract for accounting purposes and as a result, we changed the method of reporting revenue related to the remainder of the program to the percentage of completion accounting basis. (See, Note 2.) Prior to the change, revenue had been reported on a time and materials basis and we had billed Nokia approximately $46 million under the contract, leaving approximately $12 million of revenue to be recognized on the percentage of completion basis. Of the $12 million, approximately $6.2 million was recognized in 2001. For the years ended December 31, 2001, 2000 and 1999, we recognized specialized engineering service revenue related to the development arrangement of $21.8 million, $17.2 million and $10.8 million, respectively.

Infineon Agreement

         In March 2001, we entered into a long-term cooperative relationship with Infineon Technologies AG (Infineon) involving the development of FDD (Layer 2/3) software for use in Infineon's terminal unit 3G system-on-a-chip integrated circuits (ICs) and for joint marketing as a stand-alone product. Under the agreement, Infineon also committed to cooperate with us in the design of custom Application Specific ICs, based on an Infineon platform, for both infrastructure and selected terminal unit applications where Infineon would serve as the foundry.

B-CDMA Alliance

         Prior to our 1999 strategic shift to focus on technology development for the 3G market, our development group was focused primarily on technology development for full systems to address needs in the fixed WLL market. As part of that effort, we entered into a series of agreements with Samsung, Siemens and Alcatel to develop our proprietary B-CDMA(TM) technology, a WCDMA technology, and products that embodied that technology. In early 1999, after reassessing the market potential of the residential WLL market, Siemens announced its withdrawal from the B-CDMA(TM) development effort. In April of 1999, Alcatel also withdrew from the B-CDMA(TM) development effort. Minimal activity took place with respect to the Samsung B-CDMA(TM) relationship during most of 1999 and no activity has taken place thereafter. We recognized revenue of $3.1 million associated with these agreements in 1999.

5. PROPERTY AND EQUIPMENT
                                                     December 31,
                                                     ------------
                                               2001                 2000
                                               ----                 ----
                                                     (In thousands)
Land, building and improvements             $ 5,446               $ 4,658
Machinery and equipment                       8,630                 9,746
Computer equipment and software              18,743                11,472
Furniture and fixtures                        3,498                 3,017
Leasehold improvements                        1,633                 1,324
                                            -------               -------
                                             37,950                30,217
Less: Accumulated depreciation              (23,548)              (18,915)
                                            -------               -------
                                            $14,402               $11,302
                                            =======               =======


6. LONG-TERM DEBT OBLIGATIONS
                                                     December 31,
                                                     ------------
                                               2001                 2000
                                               ----                 ----
                                                     (In thousands)

Mortgage debt                                $2,225                $2,341
Capitalized leases                              117                   219
                                             ------                ------
Total long-term debt obligations              2,342                 2,560
Less - Current portion                         (184)                 (326)
                                             ------                ------
                                             $2,158                $2,234
                                             ======                ======

         During 1996, InterDigital purchased its King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

         Capitalized lease obligations are payable in monthly installments at an average rate of 6.2%, through 2005. The net book value of equipment under capitalized lease obligations was $0.1 million and $0.2 million at December 31, 2001 and 2000, respectively.

         Maturities of principal of the long-term debt obligations as of December 31, 2001 are as follows (in thousands):

                2002         $ 184
                2003           189
                2004           192
                2005           176
                2006           191
                Thereafter   1,410
                            ------
                            $2,342
                            ======

7. COMMITMENTS AND CONTINGENCIES

Leases

         We have entered into various operating lease agreements. Total rent expense was $1.5 million, $1.4 million and $1.4 million in 2001, 2000 and 1999, respectively, primarily for office space. Minimum future rental payments for operating leases as of December 31, 2001 are as follows (in thousands):

                2002        $2,578
                2003         1,658
                2004         1,286
                2005         1,321
                2006         1,282
                Thereafter     207
                            ------
                            $8,332
                            ======

Employment Agreements

         We have entered into agreements with certain employees that provide for the payment of severance pay (in the aggregate, approximately $3.2 million at December 31, 2001), among other things, in certain events of termination of employment. All but one of these agreements generally provide for the payment of severance up to a maximum of one year of salary and up to a maximum of one year of continued medical and dental benefits. The other agreement generally provides for the payment of severance up to a maximum of eighteen months of salary and up to a maximum of eighteen months of continued medical and dental benefits. In all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined to include the acquisition (including by merger or consolidation, or by the issuance by the Company of our securities) by one or more persons in one transaction or a series of related transactions of more than fifty percent (50%) of the voting power represented by the outstanding stock of the Company, the employee would generally receive two years of salary (approximately $5.8 million at December 31, 2001) and the immediate vesting of all stock options.

8. LITIGATION

Ericsson

         In September 1993, ITC filed a patent infringement action against Ericsson GE Mobile Communications, Inc. (Ericsson GE), its Swedish parent, Telefonaktieboleget LM Ericsson (LM Ericsson) and Ericsson Radio Systems, Inc. (Ericsson Radio) (collectively, Ericsson or the Ericsson Defendants), in the United States District Court for the Eastern District of Virginia (the Virginia Action) which was subsequently transferred to the United States District Court for the Northern District of Texas (the Texas Action) (collectively, the Ericsson Action). The Ericsson Action seeks a jury's determination that in making, selling or using, and/or in participating in the making, selling or using of digital wireless telephone systems and/or related mobile stations, Ericsson has infringed, contributed to the infringement of and/or induced the infringement of eight patents from ITC's patent portfolio. The Ericsson Action also seeks an injunction against Ericsson from infringement and seeks unspecified damages based upon the Court's determination of what constitutes a reasonable royalty for infringement, royalties, costs and attorney's fees. Ericsson GE filed an answer to the Virginia Action in which it denied the allegations of the complaint and asserted a Counterclaim seeking a Declaratory Judgment that the asserted patents are either invalid or not infringed. On the same day that ITC filed the Ericsson Action in Virginia, two of the Ericsson Defendants, Ericsson Radio and Ericsson GE, filed a lawsuit against InterDigital and ITC in the United States District Court for the Northern District of Texas (the "Texas Action"). The Texas Action, which involves the same patents that are the subject of the Ericsson Action, seeks the court's declaration that Ericsson's products do not infringe ITC's patents, that ITC's patents are invalid and that ITC's patents are unenforceable. The Texas Action also seeks judgment against InterDigital and ITC for tortious interference with contractual and business relations, defamation and commercial disparagement, and Lanham Act violations. The Ericsson Action and the Texas Action have been consolidated. ITC agreed to the dismissal without prejudice of LM Ericsson.

         In December 1997, Ericsson Inc., the successor to Ericsson GE and Ericsson Radio, filed an action against ITC in the United States District Court for the Northern District of Texas (the "1997 Texas Action") seeking the court's declaration that Ericsson Inc.'s products do not infringe two patents issued to InterDigital earlier in 1997 as continuations of certain patents at issue in the Texas Action. Later that month, Ericsson Inc. filed an amended Complaint seeking to include these two new patents in the Texas Action in an effort to consolidate the two cases. In January 1998, both Ericsson Inc. and InterDigital and ITC filed motions requesting that Ericsson Inc.'s amended Complaint be allowed and that the 1997 Texas Action be dismissed, to which the Court agreed. In 1998, the United States District Court for the Northern District of Texas granted an ITC Motion to amend its Counterclaim by adding four additional patents. During the third quarter of 1999, Ericsson Inc. amended its Complaint to add causes of action for breach of contract and fraud and negligent misrepresentation. During the fourth quarter of 2001, Ericsson and ITC commenced a Court ordered mediation, which is still in progress.

         In the lawsuit, ITC will seek royalties for past infringement in a significant amount, prejudgment interest, treble damages for willful infringement, and injunctive relief. We have not recorded any contingencies related to this litigation. We record expenses related to the litigation as they are incurred net of expected reimbursements from our insurance carriers for certain covered litigation expenses. Such expenses are included as patents administration and licensing expense.

Samsung

         In February 2002, ITC filed a Complaint against Samsung with the International Chamber of Commerce, International Court of Arbitration. The dispute involves the applicability of the MFL clause contained in ITC's patent license agreement with Samsung and Samsung's underreporting of, failure to report and failure to pay royalties on its more recent covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee's agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements. Based on the limited sales information that ITC has been able to gather, ITC has alleged in its Complaint that past due royalties presently owed by Samsung, absent the application of the MFL clause, could be in excess of $100 million. Among the issues to be addressed in the arbitration is whether Samsung can make use of its MFL rights and, if so, how such rights would affect Samsung's royalty obligations. Under various MFL scenarios which we expect Samsung to advance, including scenarios related to Nokia's paid-up $31.5 million license for the period ending December 31, 2001, Samsung's ultimate royalty obligation to ITC could be reduced, in some cases substantially, below the amount in the Complaint. Under the patent license agreement, Samsung pre-paid royalties of $17 million in 1996 and, in 1999, became entitled to an additional royalty credit of $1.7 million. ITC also seeks an audit of information relating to Samsung's covered sales and payment of royalties due. Samsung has not responded to ITC's Complaint.

         The ultimate resolution of the dispute could result in additional royalty payments to us, but will not impact amounts previously paid by Samsung. At December 31, 2001, our balance sheet contained $7.2 million of deferred revenue associated with the Samsung license agreement, the future recognition of which could be impacted by the ultimate resolution of this matter.

Other

         In addition to the litigation described above, we are a party to certain other legal actions arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other actions will not have a material effect on our results of operations or financial condition.

9. RELATED PARTY TRANSACTIONS

         In 2000, we engaged L.E.K. Consulting, a shareholder value consulting firm and paid approximately $0.5 million for their services. One of our outside directors is Chairman of the Advisory Board to L.E.K. Consulting. Our board member did not receive any compensation or commissions related to the engagement.

10. PREFERRED STOCK

         The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock at the Company's election (subject to a cash election right of the holder), if legally available. Such dividends are payable semi-annually on June 1 and December 1. In the event we fail to pay two consecutive semi-annual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 2.08 shares of Common Stock for each share of preferred. In 2001, 2000 and 1999, InterDigital declared and paid dividends on the $2.50 Preferred Convertible Stock of $137,000, $128,000 and $255,000, respectively. These dividends were paid with both cash of $93,000, $75,000 and $168,000, in 2001, 2000 and 1999, respectively, and with 3,260, 5,141, and 17,530 shares of Common Stock in 2001, 2000 and 1999, respectively.

         Upon any liquidations, dissolution or winding up of the Company, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from the Company's assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution is made to Common shareholders. After such payments, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of the $2.50 Convertible Preferred Stock is $25 per share. The $2.50 Convertible Preferred Stock is redeemable at our option.

         The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to the Company's Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or not at parity with the $2.50 Convertible Preferred Stock, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semi-annual dividends on the $2.50 Convertible Preferred Stock are not paid by the Company, the holders of the $2.50 Convertible Preferred Stock, separately voting as a class, will be entitled to elect one additional director of the Company.

11. COMMON STOCK COMPENSATION PLANS

Stock Compensation Plans

         We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans

         We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and certain others, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, the shareholders approved the 2000 Stock Award and Incentive Plan (2000
Plan) that allows for the granting of incentive and non-qualified options, as well as certain other securities. The 2000 Plan authorizes the offer and sale of up to approximately 7.4 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under both plans which provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments. All incentive options granted under such plans have exercise prices of not less than 100% of the fair market value of the Common Stock on the grant date in accordance with Internal Revenue Code requirements.

SFAS No. 123 Disclosure

         We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the Statements of Operations for our stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would change to the following pro forma amounts (in thousands, except per share amounts):

                                                                            2001         2000               1999
                                                                            ----         ----               ----
         Net income (loss) applicable to Common
         Shareholders - as reported                                      $(19,421)     $(48,311)           $26,451

         Net income (loss) applicable to Common
         Shareholders - pro forma                                         (47,108)      (78,898)            23,540

         Net income (loss) per share - as reported - basic                  (0.36)        (0.91)              0.55
         Net income (loss) per share - as reported - diluted                (0.36)        (0.91)              0.52

         Net income (loss) per share - pro forma - basic                    (0.88)        (1.49)              0.49
         Net income (loss) per share - pro forma - diluted                  (0.88)        (1.49)              0.47

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999; no dividend yield; expected volatility of 97% for 2001, 130% for 2000 and 125% for 1999, risk-free interest rates of 4.59%, 6.33% and 5.66% for 2001, 2000 and 1999, respectively, and an expected option life of 4.21 years for 2001, 3.93 years for 2000 and 4.40 years for 1999. The weighted-average fair value at the date of grant for options granted during 2001, 2000 and 1999 is estimated as $8.16, $21.23 and $6.61 per share, respectively.

         Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

                                                                                                            Weighted
                                                      Available            Outstanding Options              Average
                                                      ---------            -------------------              --------
BALANCE AT DECEMBER 31, 1998                            6,015             5,845        $ .01-11.63            $ 6.05
Granted                                                  (688)              688        $4.38-11.00            $ 7.49
Canceled                                                  395              (395)       $5.25-10.50            $ 7.50
Exercised                                                                (1,655)       $0.10-11.63            $ 5.77

BALANCE AT DECEMBER 31, 1999                            5,722             4,483        $ .01-11.65            $ 6.26
Granted                                                (2,514)            2,514        $5.19-39.00            $23.90
Canceled                                                  392              (392)       $4.50-39.00            $23.01
Exercised                                                                  (686)       $0.10-11.63            $ 5.41
2000 Plan Authorization                                 2,200

BALANCE AT DECEMBER 31, 2000                            5,800             5,919        $5.19-39.00            $12.90
Granted                                                (5,109)            5,109        $5.38-15.10            $10.47
Canceled                                                  280              (280)       $5.38-39.00            $17.30
Exercised                                                                  (184)       $6.80-15.38            $11.61

BALANCE AT DECEMBER 31, 2001                              971            10,564        $ .01-39.00            $11.67

         The following table summarizes information regarding the stock options outstanding at December 31, 2001 (in thousands, except for per share amounts):

                                                  Weighted
                                                   Average
        Range of                Number            Remaining        Weighted Average                          Weighted Average
     Exercise Prices         Outstanding      Contractual Life      Exercise Price     Number Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
    $ 0.01 - 5.31               757                 7.36             $   4.71                  658             $   4.68
    $ 5.38 - 5.44             1,372                 5.93                 5.43                1,319                 5.44
    $ 5.50 - 7.69             1,181                 5.89                 6.42                1,099                 6.40
    $ 7.69 - 8.81               541                13.91                 8.19                  375                 8.10
    $ 8.88 - 9.60             2,047                 9.96                 9.58                  344                 9.57
    $ 9.63 - 10.75            1,149                 9.21                10.37                  601                10.24
    $10.86 - 12.40            1,357                13.50                11.89                  496                11.72
    $12.43 - 18.13            1,066                 8.90                15.10                  439                15.68
    $18.25 - 37.00              439                 8.29                24.74                  359                25.00
    $39.00 - 39.00              655                 8.04                39.00                  440                39.00
--------------------------------------------------------------------------------------------------------------------------------
    $ 0.01 - 39.00           10,564                 9.08             $  11.67                6,130             $  11.19
                             ======                 ====             =  =====                =====             =  =====

Common Stock Warrants

         As of December 31, 2001, we had various warrants outstanding to purchase 1.4 million shares of Common Stock at exercise prices ranging from $2.50 to $9.65 per share, with a weighted average exercise price of $5.51 per share. As of December 31, 2001, all of these warrants were currently exercisable. These warrants expire in various years through 2004. The exercise price and number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions.

Restricted Stock

         In 1999, we adopted the 1999 Restricted Stock Plan, under which we can issue up to 1,500,000 shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2001 and 2000, we had 812,658 and 668,008 shares of restricted stock and restricted stock units, respectively, issued under the plan. The balance of unearned compensation at December 31, 2001 was $2.6 million, which will be amortized over vesting periods that are generally from one to three years.

12. SHAREHOLDER RIGHTS PLAN

         In December 1996, our Board of Directors declared a distribution under its Shareholder Rights Plan (the Rights Plan) of one right for each outstanding common share of the Company to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. The Rights Plan was amended in a number of respects in March 2000. As amended, each right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 days after a non-exempt person or group owns or acquires more than 10% of InterDigital's outstanding Common Stock or after a non-exempt person or group begins an offer for 10% or more of the Company's outstanding Common Stock or after a non-exempt person or group publicly announces an intent to acquire control over InterDigital and proposes, in a proxy or consent solicitation, to elect such a number of directors which, if elected, would represent a majority of the directors when compared with the Independent Directors continuing to serve on the Board. In general, in the event that we are acquired in a merger or other business combination interaction, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of the Company) having a current market value equal to two times the exercise price of the Right.

13. INCOME TAXES

         The income tax expense for 2001, 2000 and 1999 includes a foreign withholding tax provision of $3.2 million, $3.4 million and $2.6 million, respectively. Also included in such expenses were provisions for federal alternative minimum tax of $0.2 million, $0.2 million and $0.6 million, respectively.

         At December 31, 2001, we had net operating loss carryforwards of approximately $149.2 million. Since realization of the tax benefits associated with these carryforwards is not considered more likely than not, a valuation allowance of 100% of the potential tax benefit is recorded as of December 31, 2001.

         The net operating loss carryforwards are scheduled to expire as follows (in millions):

                    2004                 $   7.1
                    2005                    11.9
                    2006                     1.9
                    2007                    15.8
                    2008                      .2
                    Thereafter             112.3
                                         -------
                                         $ 149.2
                                         =======

         Pursuant to the Tax Reform Act of 1986, annual use of our net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The annual limitation is generally equal to the product of (x) the aggregate fair market value of our stock immediately before the ownership change times (y) the "long-term tax exempt rate" (within the meaning of Section 382(f) of the Code) in effect at that time. We believe that no ownership change for purpose of Section 382 occurred up to and including December 31, 2001. Our calculations reflect the adoption of new Treasury Regulations that became effective on November 4, 1992 and which have beneficial effects regarding the treatment of options and other aspects of the ownership change calculation.

14. SUBSEQUENT EVENT

         In January 2002, we entered into a worldwide royalty-bearing license agreement (the 3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all Third Generation (3G) and narrowband CDMA standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (the 2G Dispute) with NEC in connection with a 1995 patent license agreement (the 1995 Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. The 3G Agreement further provides that NEC is obligated to pay us an advance royalty of $19.5 million in the second quarter of 2002. Once that advance is exhausted, NEC will be obligated to pay additional royalties to us as it sells licensed products. We will recognize revenue associated with the $19.5 million advance royalty as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53 million in four equal installments, payable in the second and fourth quarters of 2002 and 2003, respectively. In exchange for these payments, NEC's royalty obligation for all PHS and PDC products sold under the 1995 Agreement will be considered paid up. Otherwise, the 1995 Agreement will remain unaltered by this settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 1995 Agreement. In connection with the $53 million settlement, we will recognize revenue on a straight-line basis, from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. The $53 million will be free and clear when received and we will have no further obligation or contingency associated with the settlement of the 2G Dispute.

15. SELECTED QUARTERLY RESULTS (Unaudited)

     The table below presents quarterly data for the years ended December 31, 2001 and 2000:

                                                                                                2001
                                                                -----------------------------------------------------------------
Selected Quarterly Results                                        First           Second        Third        Fourth     Full Year
                                                                  -----           ------        -----        ------     ---------
(in thousands, except per share amounts, unaudited)

Revenues                                                         $ 14,687        $ 14,953     $14,543       $ 8,379     $ 52,562
Net loss applicable to common shareholders                       $ (2,155)       $ (2,459)    $(5,012)      $(9,795)    $(19,421)
Net loss per share - diluted                                     $  (0.04)       $  (0.05)    $ (0.09)      $ (0.18)    $  (0.36)


                                                                                                2000
                                                                ----------------------------------------------------------------
Revenues                                                         $ 15,201        $ 12,988     $12,843       $ 5,846     $ 56,878
Net income applicable to common shareholders
   before cumulative effect of change in accounting principle    $  2,902        $     34     $ 1,199       $ 1,429     $  5,564
Earnings per share before cumulative effect of change
   in accounting principle - diluted                             $   0.05        $      -     $  0.02       $  0.03     $   0.10

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                 Balance, Beginning    Charged to Costs and                            Balance, End of
Description                          of Period              Expenses              Deductions               Period
-----------                          ---------              --------              ----------               ------
2001
Allowance for
uncollectible accounts                   $73                   -----                   $73                    -0-

2000
Allowance for
uncollectible accounts                  $975                   -----                  $902                    $73

1999
Allowance for
uncollectible accounts                  $897                    $87                    $9                    $975

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

         Information concerning executive officers appears under the caption "Item 1. Business, Executive Officers" in Part 1 of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption "ELECTION OF DIRECTORS - Nominees for Election to the Board of Directors Three Year Term Expiring at 2005 Annual Meeting" to, but not including, "-Committees and Meetings of the Board of Directors" in InterDigital's proxy statement to be filed with the SEC within 120 days after the close of InterDigital's fiscal year ended December 31, 2001 and forwarded to shareholders prior to the 2002 annual meeting of shareholders (Proxy Statement).

         Information in the two paragraphs immediately following the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated by reference herein.


Item 11. EXECUTIVE COMPENSATION

         Information following the caption "Executive Compensation-Summary Compensation Table" to, but not including, the caption "Shareholder Return Performance Graph" and information in the section "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated by reference herein.


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

         None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a)           The following documents are filed as part of this Form 10-K:

     (1)      Financial Statements.

     (2)      Financial Statement Schedules.

     (3) The Index to Financial Statements and Schedules and the Financial Statements begin on page 30.

     *3.1 Restated Articles of Incorporation (Exhibit 3.1 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1996).

     3.2      By-laws, as amended March 21, 2002.

     *4.1 Rights Agreement between InterDigital and American Stock Transfer & Trust Co., ("AST") (Exhibit 4 to InterDigital's Current Report on Form 8-K filed on January 2, 1997).

     *4.2 Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q")).

     *4.3 Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

     *4.4 Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to the 1999 Form 10-K).

     *10.1 Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital's Registration Statement No. 33-28253 filed on April 18, 1989).

     *10.2 1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital's Current Report on Form 8-K dated February 29, 1992 (the "February 1992 Form 8-K")).

     *10.3 E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

     *10.4 Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1991).

     *10.5 Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to the June 2000 Form 10-Q).

     10.6 Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001.

     *10.7 1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital's Current Report on Form 8-K dated October 21, 1992).

     *10.8 Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

     *10.9 1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1992).

     *10.10 Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

     10.11 Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001.

     *10.12 1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

     *10.13 Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

     *10.14 Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

     10.15 Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001.

     *10.16 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 1997 Form 10-Q")).

     *10.17 1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

     *10.18 Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

     10.19 Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001.

     *10.20 2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

     *10.21   1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit
              10.43 to the June 2000 Form 10-Q).

     *10.22 Employee Stock Purchase Plan (Exhibit 10.52 to InterDigital's Registration Statement No. 33-65630 filed June 6, 1993).

     *10.23 Amendment #1 to the Employee Stock Purchase Plan (Appendix to InterDigital's Proxy Statement filed May 23, 1996).

     *10.24 Amendment #2 to the Employee Stock Purchase Plan (Exhibit 10.9 to the 1997 Form 10-K).

     *10.25 Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation and Howard E. Goldberg (Exhibit 10.12 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

     *10.26 Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles R. Tilden (Exhibit 10.26 to the 1996 Form 10-K).

     *10.27 Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

     *10.28 Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

     *10.29 Amendment dated as of April 6, 2000 by and between InterDigital and Mark Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

     *10.30 Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

     *10.31 Amendment dated as of April 6, 2000 by and between InterDigital and William Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

     *10.32 Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

     *10.33 Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

     *10.34 Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

     *10.35 Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

     *10.36 Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

     *10.37 Agreement dated January 2, 2001, by and between InterDigital and Alain Briancon (Exhibit 10.41 to the 2000 Form 10-K).

     10.38 Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay.

     10.39 Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks.

     *10.40 Employment Agreement dated April 17, 2000 by and between InterDigital and Mark Gercenstein (Exhibit 10.26 to InterDigital's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000 Form 10-Q")).

     *10.41 Agreement dated December 6, 2000, by and between InterDigital and Mark Gercenstein (Exhibit 10.40 to the 2000 Form 10-K).

     *10.42 Employment Agreement dated June, 1997 by and between InterDigital and Joseph Gifford (Exhibit 10.33 to the September 1997 Form 10-Q).

     *10.43 Separation and Confidentiality Agreement dated June 30, 2000 by and between InterDigital and Joseph Gifford (Exhibit 10.27 to the June 2000 Form 10-Q).

     *10.44 Amendment dated as of April 6, 2000 by and between InterDigital and Joseph Gifford (Exhibit 10.40 to the June 2000 Form 10-Q).

     *10.48 Agreement of Lease dated November 25, 1996 by and between InterDigital and We're Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

     *10.49 Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We're Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

     21       Subsidiaries of InterDigital.

     23.1     Consent of Arthur Andersen LLP.

     99 Letter to the Securities and Exchange Commission from InterDigital dated March 29, 2002, regarding Arthur Andersen LLP's quality control system for the U.S. accounting and auditing practice.

-------------------------
* Incorporated by reference to the previous filing indicated.

(b)           Reports filed on Form 8-K during the last quarter of 2001:

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.



                      INTERDIGITAL COMMUNICATIONS CORPORATION


                      By: /s/ Howard E. Goldberg
                          ---------------------------------------------------
                          Howard E. Goldberg
                          Director, President and Chief Executive Officer (Principal Executive Officer)




                      By: /s/ R. J. Fagan
                          ----------------------------------------------------
                          Richard J. Fagan
                          Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.



Date: March 29, 2002        /s/ D. Ridgely Bolgiano
                            ----------------------------------------------------
                            D. Ridgely Bolgiano, Director



Date: March 29, 2002        /s/ Harry G. Campagna
                            ----------------------------------------------------
                            Harry G. Campagna, Director



Date: March 29, 2002        /s/ Steven T. Clontz
                            ----------------------------------------------------
                            Steven T. Clontz, Director



Date: March 29, 2002        /s/ Joseph S. Colson, Jr.
                            ----------------------------------------------------
                            Joseph S. Colson, Jr., Director



Date: March 29, 2002        /s/ R. S. Roath
                            ----------------------------------------------------
                            Robert S. Roath, Director



Date: March 29, 2002        /s/ Howard E. Goldberg
                            ----------------------------------------------------
                            Howard E. Goldberg, Director, President and Chief
                            Executive Officer (Principal Executive Officer)



Date: March 29, 2002        /s/ R. J. Fagan
                            ----------------------------------------------------
                            Richard J. Fagan, Executive Vice President and Chief
                            Financial Officer (Principal Financial and
                            Accounting Officer)