Form 10-Q
period 2002-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2002-05-15
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _________


                         -------------------------------

Commission File Number 1-11152


                     INTERDIGITAL COMMUNICATIONS CORPORATION
                     ---------------------------------------
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


                                 Yes __x__  No ______


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share                      54,367,886
--------------------------------------            ------------------------------
               Class                               Outstanding at April 30, 2002

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            --------------------------------------------------------

                                      INDEX
                                      -----

                                                                                              PAGES
                                                                                              -----
Part I - Financial Information:

     Item 1.  Condensed Consolidated Financial Statements  (unaudited):                           3

              Condensed Consolidated Balance Sheets -                                             3
              March 31, 2002 and December 31, 2001

              Condensed Consolidated Statements of Operations -                                   4
              Three Months Ended March 31, 2002 and 2001

              Condensed Consolidated Statements of Cash Flows -                                   5
              Three Months Ended March 31, 2002 and 2001

              Notes to Condensed Consolidated Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of          8
              Operations

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                          11


Part II - Other Information:

     Item 1.  Legal Proceedings                                                                  12

     Item 6.  Exhibits and Reports on Form 8-K                                                   12


                         PART I - FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                     (Unaudited)
                                                                      MARCH 31,         DECEMBER 31,
ASSETS                                                                   2002               2001
                                                                      ---------         ------------

CURRENT ASSETS:
   Cash and cash equivalents                                          $  24,190          $  17,892
   Short-term investments                                                54,387             72,471
   Accounts receivable, net of allowances of $-0-                        57,598             14,479
   Other current assets                                                   5,967              6,385
                                                                      ---------          ---------
      Total current assets                                              142,142            111,227
                                                                      ---------          ---------

PROPERTY AND EQUIPMENT, NET                                              14,927             14,402
PATENTS, NET                                                             11,515             11,334
OTHER NON-CURRENT ASSETS                                                 15,183             11,418
                                                                      ---------          ---------
                                                                         41,625             37,154
                                                                      ---------          ---------

                                                                      $ 183,767          $ 148,381
                                                                      =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                  $     320          $     184
   Accounts payable                                                       2,157              4,412
   Accrued compensation and related expenses                              3,984              5,985
   Deferred revenue                                                      17,087             10,490
   Foreign and domestic taxes payable                                     5,368                907
   Other accrued expenses                                                 2,209              1,553
                                                                      ---------          ---------
     Total current liabilities                                           31,125             23,531
LONG-TERM DEBT                                                            2,112              2,158
LONG-TERM DEFERRED REVENUE                                               88,954             62,418
                                                                      ---------          ---------

TOTAL LIABILITIES                                                       122,191             88,107
                                                                      ---------          ---------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares authorized-
      $2.50 Convertible Preferred, 55 shares issued and
      outstanding, liquidation value of $1,375                                5                  5
   Common Stock, $.01 par value, 100,000 shares authorized,
       54,537 shares and 54,391 shares issued and
      outstanding                                                           545                544
   Additional paid-in capital                                           272,900            271,682
   Accumulated deficit                                                 (201,304)          (201,320)
   Unearned compensation                                                 (2,497)            (2,564)
                                                                      ---------          ---------
                                                                         69,649             68,347
   Treasury stock, 1,500 shares of common held at cost                    8,073              8,073

                                                                      ---------          ---------
    Total shareholders' equity                                           61,576             60,274
                                                                      ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 183,767          $ 148,381
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


                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                      --------------------
                                                        2002         2001
                                                      --------    --------

REVENUES                                              $ 20,949    $ 14,687
                                                      --------    --------

OPERATING EXPENSES:
  Sales and marketing                                    1,090       1,191
  General and administrative                             3,694       3,601
  Patents administration and licensing                   2,855       1,724
  Development                                           11,815      10,876
                                                      --------    --------
                                                        19,454      17,392
                                                      --------    --------

   Income (loss) from operations                         1,495      (2,705)

INTEREST INCOME (EXPENSE):
  Interest income                                          585       1,549
  Interest and financing expenses                          (85)        (56)
                                                      --------    --------

    Income (loss) before income taxes                    1,995      (1,212)

INCOME TAX PROVISION                                    (1,945)       (909)
                                                      --------    --------

    Net income (loss)                                       50      (2,121)

PREFERRED STOCK DIVIDENDS                                  (34)        (34)
                                                      --------    --------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS   $     16    $ (2,155)
                                                      ========    ========


NET INCOME (LOSS) PER COMMON SHARE - BASIC            $   0.00    $  (0.04)
                                                      ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                          53,966      53,127
                                                      ========    ========


NET INCOME (LOSS) PER COMMON SHARE - DILUTED          $   0.00    $  (0.04)
                                                      ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                        56,847      53,127
                                                      ========    ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                  (unaudited)



                                                                                 FOR THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                            --------------------------
                                                                              2002              2001
                                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before preferred stock dividends                      $     50          $ (2,121)
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities-
          Depreciation and amortization                                        1,982             1,370
          Deferred revenue recognized                                        (12,867)           (2,669)
          Increase in deferred revenue                                        46,000            19,500
          Amortization of unearned compensation                                  702               770
          Increase in deferred charges                                        (3,978)           (3,738)
          Other                                                                 --                  31
          Decrease (increase) in assets-
                    Receivables                                              (43,119)          (12,351)
                    Other current assets                                         630             1,466
          Increase (decrease) in liabilities-
                    Accounts payable                                          (2,255)             (897)
                    Accrued compensation                                      (2,001)             (837)
                    Other accrued expenses                                     5,117             1,010
                                                                            --------          --------

    Net cash provided (used) by operating activities                          (9,739)            1,534
                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of short-term investments, net                                       17,970             9,907
    Purchases of property and equipment                                       (2,029)           (3,038)
    Patent costs                                                                (659)             (567)
                                                                            --------          --------

    Net cash provided by investing activities                                 15,282             6,302
                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
       and employee stock purchase plan                                          698               408
    Lease obligations incurred                                                   195              --
    Payments on long-term debt, including capital lease obligations             (104)             (102)
    Cash dividends on preferred stock                                            (34)              (34)
                                                                            --------          --------

    Net cash provided by financing activities                                    755               272
                                                                            --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      6,298             8,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                17,892            12,343
                                                                            --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 24,190          $ 20,451
                                                                            ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                           $     47          $     54
                                                                            ========          ========
    Income taxes paid, including foreign withholding taxes                  $    791          $  1,259
                                                                            ========          ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of March 31, 2002, and the results of operations for the three month periods ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications were made to the statements of cash flows for prior periods to conform to the current presentation.

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

2.       LEGAL PROCEEDINGS:
         -----------------

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

         The Company is in arbitration with Samsung Electronics Co., LTD. (Samsung). The arbitration proceeding filed by ITC against licensee Samsung with the International Chamber of Commerce, International Court of Arbitration in February 2002 is continuing. This dispute involves a patent license agreement with Samsung and Samsung's alleged underreporting of, failure to report and failure to pay royalties on its more recent covered sales. Among the issues being addressed in arbitration is whether Samsung can make use of the most favored licensee provision contained in the license agreement and, if so, how such rights would affect Samsung's royalty obligations. The ultimate resolution of the dispute will determine whether or not Samsung must make additional royalty payments to ITC, but will not impact amounts previously paid by Samsung. At March 31, 2002, our balance sheet contained $7.2 million of deferred revenue associated with the Samsung license agreement, the future recognition and timing of which could be impacted by the ultimate resolution of this matter. No revenue was recognized in the first quarter 2002 in connection with the Samsung license agreement pending the outcome of the dispute resolution. Further, we have not recorded any gain or loss related to this matter other than legal fees.

         The Company is party to other legal proceedings which management currently believes will not have a material effect on the Company's results of operations or financial condition.

3.       INCOME PER SHARE:
         ----------------

         The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:



                                                     (In thousands, except per share data)

                                   Three Months Ended March 31, 2002               Three Months Ended March 31, 2001
                                   ---------------------------------               ---------------------------------

                               Income (loss)      Shares         Per-Share      Income (loss)        Shares           Per-Share
                                (Numerator)    (Denominator)       Amount        (Numerator)      (Denominator)         Amount
                               -------------   -------------     ---------      -------------     -------------       ---------

Income per Share-Basic:
  Income (loss) available to
  common stockholders                $16           53,966           $0.00          $(2,155)           53,127             $(0.04)

Effect of dilutive options and
   warrants                          ---            2,881             ---              ---               ---                ---
                                 ----------      ----------       ----------      ------------      ------------       -----------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                       $16           56,847           $0.00           $(2,155)          53,127             $(0.04)
                                 ==========      ==========       ==========      ============      ============       ===========


         For the three months ended March 31, 2002, options outstanding of 4.2 million were excluded from the computation of diluted earnings per share because they were antidilutive. For the three months ended March 31, 2001, all options and warrants were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period.

4.       CUSTOMER AGREEMENT:
         ------------------

         In January 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all Third Generation (3G) and narrowband Code Division Multiple Access (CDMA) standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (1995 Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. NEC also agreed to pay us a non-refundable advance royalty of $19.5 million, which was received in April 2002. Once that advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We recognized revenue of approximately $9 million in the first quarter 2002 related to the $19.5 million advance royalty and will recognize additional revenue as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53 million in four equal non-refundable installments, payable in the second and fourth quarters of 2002 and 2003, respectively. The first of these payments was received in April 2002. In exchange for these payments, NEC's royalty obligation for all PHS (Personal Handyphone System) and PDC (Pan Asian Digital Cellular) products sold under the 1995 Agreement will be considered paid up. Otherwise, the 1995 Agreement remains unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 1995 Agreement. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In the first quarter 2002, we recognized approximately $2.6 million of revenue related to this settlement.

         We have recognized in accounts receivable amounts due under this agreement within the next 12 months, as well as the associated deferred revenue.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


OVERVIEW

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC.


SIGNIFICANT TRANSACTION

         In January 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all Third Generation (3G) and narrowband Code Division Multiple Access (CDMA) standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (1995 Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. NEC also agreed to pay us a non-refundable advance royalty of $19.5 million, which was received in April 2002. Once that advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We recognized revenue of approximately $9 million in the first quarter 2002 related to the $19.5 million non-refundable advance royalty and will recognize additional revenue as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53 million in four equal non-refundable installments, payable in the second and fourth quarters of 2002 and 2003, respectively. The first of these payments was received in April 2002. In exchange for these payments, NEC's royalty obligation for all PHS (Personal Handyphone System) and PDC (Pan Asian Digital Cellular) products sold under the 1995 Agreement will be considered paid up. Otherwise, the 1995 Agreement remains unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 1995 Agreement. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In the first quarter 2002, we recognized approximately $2.6 million of revenue related to this settlement.

         We have recognized in accounts receivable amounts due under this agreement within the next 12 months, as well as the associated deferred revenue.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         First quarter 2002 cash flow used for operating activities was $9.7 million compared to $1.5 million provided by operating activities in the first quarter of 2001. The decrease in operating cash flow in 2002 resulted from lower cash earnings (net income adjusted for non-cash impacts of depreciation, amortization and deferred revenue recognized) in the period.

         Net cash provided from investing activities in the first quarter 2002 was $15.3 million compared to $6.3 million in the same period of 2001. In the first three months of 2002, we converted $18.0 million of short-term, marketable securities into cash compared to $9.9 million in last year's first quarter. Also, during the first quarter 2002, investments in hardware, software, patents and other equipment decreased to $2.7 million from $3.6 million in the first quarter 2001.

         Net cash provided by financing activities in the first quarter 2002 was $0.8 million compared to $0.3 million in last year's first quarter. The increase in 2002 primarily resulted from higher net proceeds related to option and warrant exercises ($0.7 million in 2002 versus $0.4 million in first quarter
2001).

         As of March 31, 2002, we had $78.6 million of cash, cash equivalents and short-term investments, compared to $90.4 million as of December 31, 2001. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $49.8 million at March 31, 2002 from $8.0 million at December 31, 2001. The increase in first quarter 2002 was due to the recognition of $46 million of receivables associated with the 2G and 3G obligations from NEC. As noted above, we received $32.75 million (before non-U.S. source withholding taxes) from NEC in April 2002 and expect to receive an additional payment of $13.25 million from NEC in the fourth quarter 2002.

         We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

         As of March 31, 2002, we had net operating loss (NOL) carryforwards of approximately $149 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes when applicable, but as a result of these NOLs, we do not expect to pay federal income taxes in the near future.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the March 31, 2002 balance sheet.

RESULTS OF OPERATIONS

First Quarter of 2002 Compared to the First Quarter of 2001

Revenues
--------

         Revenues in first quarter of 2002 totaled $20.9 million, compared to $14.7 million in last year's first quarter. Royalty revenue in this year's first quarter increased to $19 million from $8.0 million in the first quarter 2001. The increase was due largely to (i) initial patent licensing royalties of over $9.0 million related to sales of 3G and narrowband CDMA products, about 80% of which was attributable to pre-2002 build-out of 3G systems, particularly in Japan, and (ii) the recognition of $2.6 million related to the settlement of the above-noted 2G Dispute. In the first quarter 2002, specialized engineering services revenue associated with the validation and completion stage of Wideband Time Division Duplex (WTDD) technology development work for Nokia was $1.9 million, compared to peak development related revenues of $6.7 million in the comparable period last year.

Operating Expenses
------------------

         Development expenses in the first quarter of 2002 increased 9% to $11.8 million from $10.9 million in the first quarter of 2001. This increase over last year's first quarter was due primarily to increased staff and activity levels devoted to 3G Wideband Code Division Multiple Access (WCDMA) technology platform and product development.

         Sales and marketing expenses of $1.1 million in the first quarter of 2002 decreased 9% from $1.2 million in last year's first quarter. The decrease in the first quarter of 2002 was mainly due to reduced trade show activity costs.

         General and administrative expenses for the first quarter of 2002 increased slightly to $3.7 million from $3.6 million in the first quarter of 2001.

         Patents administration and licensing expenses increased 66% to $2.9 million in the first quarter of 2002 from $1.7 million in the comparable period of 2001. The increase was due to expansion of patent licensing personnel and related activities, higher costs associated with patent related enforcement activities and commissions related to patent license royalties.

Other Income and Expense
------------------------

         Interest income of $0.6 million decreased 62% from $1.5 million in last year's first quarter primarily due to lower yields available in 2002 as compared to 2001.

Income Taxes
------------

         The income tax provision in both the first quarter of 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Expected Trends

         Notwithstanding our first quarter financial results, for the near term, our royalty revenue will continue to be affected by sales trends in the mobile wireless market, particularly the sales performance of leading Japanese equipment producers who represent a significant portion of our licensees, whether we are able to expand our licensee base and whether we are successful in other patent enforcement activities. As noted above, we benefited in the first quarter from initial reporting of royalties associated with the pre-2002 build-out that should not be considered in baselining future quarterly royalties.

         We still foresee our 2002 operating expenses growing modestly over 2001 levels as we maintain our commitment to investing in technology and product development for 3G WCDMA technology platforms. Based on expected royalties from current licensees and planned expenses, we are optimistic that we will achieve both year-to-year revenue growth in 2002 at the upper end of our previously stated target of 10% to 20% and near breakeven cash flow for the year. We also continue to be aggressive in seeking new 2G and 3G licensing arrangements that, if successful, would produce additional revenue and cash flow beyond our original targets.

              (See "Statement Pursuant to the Securities Litigation
                          Reform Act of 1995" below.)

   STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company's beliefs and expectations as to (i) our ability to expand our licensee base, (ii) revenues, operating expenses, and cash flow, and (iii) our success in patent enforcement and the materiality of the orders and rulings in the Ericsson lawsuit. Words such as "objective", "intend", "believes", "whether", "foresee", "expected", "optimistic", "if successful", and "would" are intended to identify such forward-looking statements.

         Such forward-looking statements are subject to risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward looking statement due to a variety of factors including, but not limited to the following factors: (i) the market relevance of our technologies; limited or no deployment of WTDD technology; changes in technology preferences of strategic partners or consumers; the availability or development of substitute technologies or competition from competitive technologies; our ability to leverage our existing and enter into additional strategic relationships, (ii) failure of the 3G market to materialize in the manner or time frame anticipated,
(iii) the effects of global economic conditions, trade barriers, political instability, governmental licensing decisions, and delays in spectrum licensing, and (iv) changes or lack of changes in the business plans of certain licensees, our ability to enter into additional licenses, the performance of our licensees in selling their products, developments in patent litigation matters, future orders, rulings and opinions of the Judge in the Ericsson case and their resulting impact on licensing. InterDigital undertakes no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K filed on March 29, 2002 for the year ended December 31, 2001 (Form 10-K).

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Ericsson

         As reported in our Form 10-K, the Company and InterDigital Technology Corporation ("ITC"), the Company's wholly-owned subsidiary, are parties to a lawsuit involving Ericsson Inc. ("Ericsson"). As is typical in such litigation, each party has filed pre-trial motions with the Court under seal seeking to limit issues at trial and to dismiss the other party's case in whole or in part. To date, the Judge has ruled on certain of the pre-trial motions, which have not disposed of the case, and placed those orders under seal. In April 2000, a "Markman" hearing was held for purposes of patent claim construction and the Judge subsequently issued his claim construction rulings. Since the Judge was free to modify the published Special Master's Markman recommendations, no assumption should be made regarding the content of the Judge's claim construction rulings. The Company believes that these orders and rulings have not materially affected the relief ITC is seeking. Court ordered mediation between the parties is continuing. A trial date has not been set.

Samsung

         As reported in our Form 10-K, the Company is in arbitration with Samsung Electronics Co., Ltd. ("Samsung") regarding a patent license agreement with Samsung and Samsung's alleged underreporting of, failure to report and failure to pay royalties on its more recent covered sales. Based on recent information that has become available to the Company, ITC has revised upwards its estimates of past due royalties owed by Samsung through the end of 2001, and further alleges that royalties continue to be payable with sales of covered products after that date. In Samsung's Answer to ITC's Complaint, Samsung has advanced various arguments that would cause Samsung's ultimate royalty obligation to ITC to be excused or substantially reduced below the amount alleged by ITC if any of such arguments is adopted by the arbitrators. While ITC has advanced what it believes to be strong and persuasive arguments regarding its positions, ITC can give no assurance that the arbitration will be decided in its favor. Moreover, any consensual settlement would likely be at substantially lower levels than the amount alleged in the Complaint. There can be no assurance that any consensual settlement of the arbitrated dispute will be reached.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

             Exhibit 10.50    2002 Stock Award and Incentive Plan.

         (b) The following is a list of Current Reports on Form 8-K filed during the first quarter of 2002:

         We filed a Current Report on Form 8-K dated January 16, 2002 under Item 5 - Other Events relating to the Company's announcement that ITC entered into a royalty-bearing license agreement with NEC for sales of wireless products compliant with all 3G and narrowband CDMA standards, as well as the Company's amicable settlement of a 2G patent licensing dispute with NEC in connection with a 1995 license agreement. No financial statements were filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION




Date: May 15, 2002                         /s/ Howard E. Goldberg
                                           ----------------------------------
                                           Howard E. Goldberg
                                           President and Chief Executive Officer



Date: May 15, 2002                         /s/ R. J. Fagan
                                           -------------------------------------
                                           Richard J. Fagan
                                           Executive Vice President and Chief
                                           Financial Officer