Form 10-Q
period 2002-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2002-08-14
CIK 354913

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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


              Yes    x                           No
                   -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, par value $.01 per share                   52,949,099
---------------------------------------------  ---------------------------------
                Class                            Outstanding at August 8, 2002

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                                                          PAGES
                                                                                                          -----
Part I - Financial Information:

     Item 1.  Condensed Consolidated Financial Statements  (unaudited):                                     3

              Condensed Consolidated Balance Sheets -                                                       3
              June 30, 2002 and December 31, 2001

              Condensed Consolidated Statements of Operations -                                             4
              Three and Six Months Ended June 30, 2002 and 2001

              Condensed Consolidated Statements of Cash Flows -                                             5
              Six Months Ended June 30, 2002 and 2001

              Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                    9
              Operations

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                     13


Part II - Other Information:

     Item 1.  Legal Proceedings                                                                             14

     Item 4.  Submission of Matters to a Vote of Security Holders                                           14

     Item 6.  Exhibits and Reports on Form 8-K                                                              14


                         PART I - FINANCIAL INFORMATION

Item I.    FINANCIAL STATEMENTS

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                        (Unaudited)
                                                                          JUNE 30,                      DECEMBER 31,
ASSETS                                                                      2002                            2001
------                                                                  -----------                     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $  13,448                       $  17,892
   Short-term investments                                                   84,589                          72,471
   Accounts receivable, net of allowances of $-0-                           41,603                          14,479
   Other current assets                                                      6,261                           6,385
                                                                         ---------                       ---------
      Total current assets                                                 145,901                         111,227
                                                                         ---------                       ---------

PROPERTY AND EQUIPMENT, NET                                                 15,198                          14,402
PATENTS, NET                                                                11,783                          11,334
OTHER NON-CURRENT ASSETS                                                    14,416                          11,418
                                                                         ---------                       ---------
                                                                            41,397                          37,154
                                                                         ---------                       ---------
TOTAL ASSETS                                                             $ 187,298                       $ 148,381
                                                                         =========                       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                     $     270                       $     184
   Accounts payable                                                          2,473                           4,412
   Accrued compensation and related expenses                                 5,511                           5,985
   Deferred revenue                                                         17,087                          10,490
   Foreign and domestic taxes payable                                        4,227                             907
   Other accrued expenses                                                    1,877                           1,553
                                                                         ---------                       ---------
     Total current liabilities                                              31,445                          23,531
LONG-TERM DEBT                                                               2,066                           2,158
LONG-TERM DEFERRED REVENUE                                                  86,364                          62,418
                                                                         ---------                       ---------

TOTAL LIABILITIES                                                          119,875                          88,107
                                                                         ---------                       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value, 14,399 shares
      authorized- $2.50 Convertible
      Preferred, 54 shares issued and
      outstanding, liquidation value of $1,375                                   5                               5
   Common Stock, $.01 par value, 100,000 shares authorized,
      54,965 shares and 54,391 shares issued and
      outstanding                                                              550                             544
   Additional paid-in capital                                              275,350                         271,461
   Accumulated deficit                                                    (198,860)                       (201,320)
   Accumulated other comprehensive income                                      200                             221
   Unearned compensation                                                    (1,749)                         (2,564)
                                                                         ---------                       ---------
                                                                            75,496                          68,347
   Treasury stock, 1,500 shares of common held at cost                       8,073                           8,073
                                                                         ---------                       ---------
    Total shareholders' equity                                              67,423                          60,274
                                                                         ---------                       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 187,298                       $ 148,381
                                                                         =========                       =========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                                                    ----------------------                ---------------------
                                                                      2002          2001                   2002           2001
                                                                    ---------     --------                -------        ------
REVENUES                                                           $ 25,149       $ 14,953               $ 46,098       $ 29,640
                                                                   --------       --------               --------       --------
OPERATING EXPENSES:
  Sales and marketing                                                 1,282          1,099                  2,372          2,290
  General and administrative                                          4,069          3,853                  7,763          7,454
  Patents administration and licensing                                3,465          1,942                  6,320          3,666
  Development                                                        11,816         10,994                 23,631         21,870
                                                                   --------       --------               --------       --------
                                                                     20,632         17,888                 40,086         35,280
                                                                   --------       --------               --------       --------
    Income (loss) from operations                                     4,517         (2,935)                 6,012         (5,640)

INTEREST INCOME (EXPENSE):
  Interest income                                                       582          1,306                  1,167          2,855
  Interest expense and other financing                                  (27)           (75)                  (112)          (131)
                                                                   --------       --------               --------       --------
    Income (loss) before income taxes                                 5,072         (1,704)                 7,067         (2,916)

INCOME TAX PROVISION                                                 (2,594)          (721)                (4,539)        (1,630)
                                                                   --------       --------               --------       --------

    Net income (loss)                                                 2,478         (2,425)                 2,528         (4,546)

PREFERRED STOCK DIVIDENDS                                               (34)           (34)                   (68)           (68)
                                                                   --------       --------               --------       --------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                $  2,444       $ (2,459)              $  2,460       $ (4,614)
                                                                   ========       ========               ========       ========
NET INCOME (LOSS) PER COMMON SHARE - BASIC                         $   0.04       $  (0.05)              $   0.05       $  (0.09)
                                                                   ========       ========               ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC                                       54,358         53,230                 54,163         53,179
                                                                   ========       ========               ========       ========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                       $   0.04       $  (0.05)              $   0.04       $  (0.09)
                                                                   ========       ========               ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - DILUTED                                     57,535         53,230                 57,207         53,179
                                                                   ========       ========               ========       ========

        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       FOR SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                            -------------------------------------
                                                                             2002                           2001
                                                                            ------                         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before preferred stock dividends                    $  2,528                        $ (4,546)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities-
        Depreciation and amortization                                        4,109                           3,072
        Deferred revenue recognized                                        (28,706)                         (5,459)
        Increase in deferred revenue                                        59,250                          19,500
        Amortization of unearned compensation                                1,450                           1,524
        Increase in deferred charges                                        (3,255)                         (3,134)
        Increase (decrease) in other long-term assets                           44                             (84)
        Other                                                                    -                               -
        Decrease (increase) in assets-
                Receivables                                                (27,124)                          1,066
                Other current assets                                           337                             586
        Increase (decrease) in liabilities-
                Accounts payable                                            (1,939)                         (1,248)
                Accrued compensation                                          (474)                           (317)
                Other accrued expenses                                       3,644                          (2,012)
                                                                          --------                        --------
    Net cash provided by operating activities                                9,863                           8,948
                                                                          --------                        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments                                    (65,430)                       (64,900)
    Sales of short-term investments                                         53,291                          63,971
    Purchases of property and equipment                                     (3,736)                         (5,230)
    Patent costs                                                            (1,423)                         (1,282)
                                                                          --------                        --------
    Net cash used by investing activities                                  (17,298)                         (7,441)
                                                                          --------                        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options and warrants
      and employee stock purchase plan                                       3,260                           1,228
    Payments on long-term debt, including capital lease obligations           (201)                           (196)
    Cash dividends on preferred stock                                          (68)                            (68)
                                                                          --------                        --------
    Net cash provided by financing activities                                2,991                             964
                                                                          --------                        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4,444)                          2,471

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              17,892                          12,343
                                                                          --------                        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 13,448                        $ 14,814
                                                                          ========                        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Leased asset additions and related obligation                         $    195                        $      -
                                                                          ========                        ========
    Interest paid                                                         $    111                        $    103
                                                                          ========                        ========
    Income taxes paid, including foreign withholding taxes                $  4,127                        $  3,209
                                                                          ========                        ========


        The accompanying notes are an integral part of these statements.

            INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:
         ----------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentations.

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

2.       LEGAL PROCEEDINGS:
         ------------------

         InterDigital and InterDigital Technology Corporation (ITC), a wholly-owned subsidiary, remain parties to a certain patent-related litigation with Ericsson Inc. (Ericsson) in which ITC is asserting patent infringement. ITC generally is seeking injunctive relief and monetary damages. Ericsson generally seeks declarations that ITC's patents are invalid and/or that Ericsson's products do not infringe ITC's patents. In July 2002, the Federal District Court set February 10, 2003 as the start date for the jury trial. We have not recorded any gain or loss related to this matter other than legal fees, net of insurance reimbursements.

         The arbitration proceeding filed by ITC against licensee Samsung Electronics Co., LTD (Samsung) with the International Chamber of Commerce, International Court of Arbitration in February 2002 is continuing. This dispute involves a patent license agreement with Samsung and Samsung's alleged underreporting of, failure to report and failure to pay royalties on its more recent covered sales. Among the issues being addressed in arbitration is whether Samsung can make use of the most favored licensee provision contained in the license agreement and, if so, how such rights would affect Samsung's royalty obligations. The ultimate resolution of the dispute will determine whether or not Samsung must make additional royalty payments to ITC, but will not impact amounts previously paid by Samsung. At June 30, 2002, our balance sheet contained $7.2 million of deferred revenue associated with the Samsung license agreement, the recognition of which could be impacted by the ultimate resolution of this matter. No revenue was recognized in the first six months of 2002 in connection with the Samsung license agreement pending the outcome of the dispute resolution. Further, we have not recorded any gain or loss related to this matter other than legal fees.

         The Company is party to other legal proceedings which management currently believes will not have a material effect on the Company's results of operations or financial condition.

3.       INCOME PER SHARE:
         -----------------

The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

                                                                 (In thousands, except per share data)
                                         Three Months Ended June 30, 2002                   Three Months Ended June 30, 2001
                                         --------------------------------                   --------------------------------
                                Income (loss)        Shares          Per-Share       Income (loss)         Shares          Per-Share
                                 (Numerator)      (Denominator)       Amount          (Numerator)       (Denominator)       Amount
                                -------------     -------------      ---------       -------------      -------------      ---------
Income per Share-Basic:
  Income (loss) available to
  common stockholders              $2,444            54,358            $0.04            $(2,459)           53,230           $(0.05)

Effect of dilutive options and
   Warrants                           ---             3,177              ---                ---               ---              ---
                                   ------            ------            -----            -------            ------           ------

Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                     $2,444            57,535            $0.04            $(2,459)           53,230           $(0.05)
                                   ======            ======            =====            =======            ======           ======



                                          Six Months Ended June 30, 2002                    Six Months Ended June 30, 2001
                                          ------------------------------                    ------------------------------
                                Income (loss)        Shares          Per-Share       Income (loss)         Shares          Per-Share
                                 (Numerator)      (Denominator)       Amount          (Numerator)       (Denominator)       Amount
                                -------------     -------------      ---------       -------------      -------------      ---------
Income per Share-Basic:
  Income (loss) available to
  common stockholders              $2,460            54,163            $0.05            $(4,614)           53,179           $(0.09)

Effect of dilutive options and
   Warrants                           ---             3,044           $(0.01)               ---               ---              ---
                                   ------            ------            -----            -------            ------           ------
Income per Share-Diluted:
  Income (loss) available to
  common stockholders +
  dilutive effects of options
  and warrants                     $2,460            57,207            $0.04            $(4,614)           53,179           $(0.09)
                                   ======            ======            =====            =======            ======           ======

         For the three and six months ended June 30, 2002, options outstanding of 3.2 million and 4.1 million, respectively, were excluded from the computation of diluted earnings per share because they were antidilutive. For the three and six months ended June 30, 2001, all options and warrants were excluded from the computation of diluted earnings per share as a result of a net loss reported in the periods.

4.       CUSTOMER AGREEMENT:
         -------------------

         In January 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all Third Generation (3G) and narrowband Code Division Multiple Access (CDMA) standards. We also concurrently reached a settlement of a Second Generation (2G) patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (1995 Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. NEC also agreed to pay us a non-refundable advance royalty of $19.5 million, which was received in April 2002. Once that advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We recognized revenue of approximately $13.6 million related to the $19.5 million advance royalty in the first six months of 2002 based on sales of licensed products reported to us by NEC. We will recognize additional revenue as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53 million in four equal non-refundable installments, payable in the second and fourth quarters of 2002 and 2003, respectively. The first of these payments was received in April 2002. In exchange for these payments, NEC's royalty obligation for all PHS (Personal Handyphone System) and PDC (Pan Asian Digital Cellular) products sold under the 1995 Agreement will be considered paid up. Otherwise, the 1995 Agreement remains unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 1995 Agreement. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In the first six months of 2002, we recognized approximately $5.9 million of revenue related to this settlement. At June 30, 2002, our balance sheet included $26.5 million in accounts receivable due under the 1995 Agreement within the next 12 months. Our deferred revenue balance includes approximately $33.9 million related to these receivables and cash previously collected under this agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------


OVERVIEW

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Form 10-Q for the period ended March 31, 2002, and other reports filed with the Securities and Exchange Commission. (Please refer to the Glossary of Terms, beginning on page 12, for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q.)

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flow from operating activities of $9.9 million in the first six months of 2002 compared to $8.9 million in the first six months of 2001. The positive operating cash flow in the first half of 2002 arose principally from a net receipt of $29.5 million from NEC Corporation of Japan (NEC) associated with the Company's receipt of the first Second Generation
(2G) settlement installment and the Third Generation (3G) prepayment from NEC as described in greater detail under "Results of Operations" below. These payments were partially offset by cash outflows related to operating expenses, which outflows were in excess of cash revenues collected in the period. Operating cash flow in the first six months of 2001 was affected positively by a net receipt of just over $17 million of advance royalties from Matsushita Communications Industrial Co., Ltd. that was also offset in part by cash outflows related to operating expenses in excess of cash revenues in the period.

         Net cash used for investing activities in the first six months of 2002 was $17.3 million compared to $7.4 million in the same period of 2001. In the first six months of 2002, we converted $12.0 million of cash into short-term marketable securities compared to $1.0 million in last year's first six months. Also, during the first six months of 2002, the pace of investments in hardware, software, patents and other equipment decreased $1.3 million to $5.2 million from $6.5 million in the first six months of 2001.

         Net cash provided by financing activities in the first six months of 2002 was $3.0 million compared to $1.0 million in last year's six months. The increase in 2002 primarily resulted from higher net proceeds related to option and warrant exercises ($3.3 million in 2002 versus $1.2 million in six months of 2001).

         As of June 30, 2002, we had $98.0 million of cash, cash equivalents and short-term investments, compared to $90.4 million as of December 31, 2001. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $33.8 million at June 30, 2002 from $8.0 million at December 31, 2001. The increase in working capital during the first six months of 2002 was due to the recognition of $26.5 million of receivables associated with the 2G obligations from NEC, the receipt of which is expected in equal payments in the fourth quarter of 2002 and the second quarter of 2003, respectively.

         We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

         As of June 30, 2002, we had net operating loss (NOL) carryforwards of approximately $149.0 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes when applicable, but as a result of these NOLs, we do not expect to pay federal income taxes in the near future.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the June 30, 2002 balance sheet.

RESULTS OF OPERATIONS

Second Quarter of 2002 Compared to the Second Quarter of 2001

Revenues
--------

         Revenues in second quarter of 2002 increased 68% to $25.2 million from $14.9 million in last year's second quarter as higher royalty revenue more than offset an expected decrease in revenue from specialized engineering services. Royalty revenue in this year's second quarter increased to $23.5 million from $7.0 million in the second quarter 2001. The increase was due largely to (i) nearly $8.0 million of patent licensing royalties from NEC related to sales of 3G and narrowband Code Division Multiple Access (CDMA) covered products and the settlement of the 2G patent licensing dispute with NEC (2G Dispute), (ii) a significant increase in royalties from a key licensee, Sharp Corporation (Sharp), and (iii) recognition of $6.9 million of deferred revenue associated with a non-refundable and non-transferable royalty prepayment previously received from a licensee, Kyocera Corporation (Kyocera), that has discontinued sales of covered GSM (Global System for Mobile Communications) products. Under our revenue recognition policy, we generally recognize revenue associated with royalty prepayments as licensee sales of covered products occur. However, in cases such as Kyocera's, when we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we will recognize in the period we receive such evidence the remaining deferred revenue balance related to the prepayment. In the second quarter 2002, specialized engineering services revenue associated with the validation and completion stage of the Wideband Time Division Duplex (WTDD) technology development work for Nokia Corporation (Nokia) was $1.7 million, compared to peak development related revenues of $8.0 million in the comparable period last year.

Operating Expenses
------------------

         Development expenses in the second quarter of 2002 increased 7% to $11.8 million from $11.0 million in the second quarter of 2001. This increase over last year's second quarter was due primarily to increased staff and activity levels devoted to 3G Wideband CDMA (WCDMA) technology platform and product development.

         Sales and marketing expenses of $1.3 million in the second quarter of 2002 increased 17% from $1.1 million in last year's second quarter. The increase in the second quarter of 2002 was mainly due to higher personnel costs in support of pre-3G sales and marketing activities.

         General and administrative expenses for the second quarter of 2002 increased slightly to $4.1 million from $3.9 million in the second quarter of 2001 due mainly to higher personnel levels in 2002.

         Patents administration and licensing expenses increased 78% to $3.4 million in the second quarter of 2002 from $2.0 million in the comparable period of 2001. Approximately $1.2 million of the increase over the second quarter of 2001, split in roughly equal amounts, resulted from higher costs associated with patent related enforcement activities and commissions related to higher patent license royalty revenue. The remainder of the increase versus last year's second quarter was due to expansion of patent licensing personnel and related activities.

Other Income and Expense
------------------------

         Interest income of $0.6 million decreased 55% from $1.3 million in last year's second quarter primarily due to lower yields available in 2002 as compared to 2001.

Income Taxes
------------

         The income tax provision in both the second quarter of 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         In January 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC for sales of wireless products compliant with all 3G and narrowband CDMA standards. We also concurrently reached a settlement of a 2G patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (1995 Agreement).

         In connection with the 3G Agreement, in April 2002 we received a non-refundable advance royalty of $19.5 million and we recognized revenue of approximately $13.6 million related to that advance royalty. We will continue to recognize additional revenue as licensed products are sold.

         In connection with the 2G Dispute settlement, in April 2002 we received $13.25 million, as the first of four equal non-refundable installments totaling $53 million, payable in the second and fourth quarters of 2002 and 2003, respectively. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 agreement date until February 2006. In the first six months of 2002, we recognized approximately $5.9 million of revenue related to this settlement. At June 30, 2002, our balance sheet included $26.5 million in accounts receivable due under the 1995 Agreement within the next 12 months. Our deferred revenue balance includes approximately $33.9 million related to these receivables and cash previously collected under this agreement.

Revenues
--------

         Revenues for the six month period ended June 30, 2002 (first half 2002) increased to $46.1 million from $29.6 million in the six months ended June 30, 2001 (first half 2001). First half 2002 royalty revenue increased to $42.5 million from $14.9 million in the first half 2001. The increase was due largely to (i) nearly $8.0 million of initial patent licensing royalties attributable to the pre-2002 build-out of 3G systems in Japan (ii) over $11.0 million of other patent licensing royalties from NEC related to current year sales of 3G and narrowband CDMA covered products and the settlement of the above-noted 2G Dispute, (iii) recognition of $6.9 million of deferred revenue associated with a non-refundable and non-transferable royalty prepayment previously received from a licensee, Kyocera, that has discontinued sales of covered GSM products, and
(iv) a significant increase in royalties from a key licensee, Sharp Corporation. In the first half 2002, specialized engineering services revenue associated with the validation and completion stage of WTDD technology development work for Nokia was $3.6 million, compared to peak development related revenues of $14.7 million in the comparable period last year.

Operating Expenses
------------------

         Development expenses in the first half 2002 increased 8% over the first half 2001 to $23.6 million from $21.9. The increase over the prior year period was due primarily to increased staff and activity levels devoted to 3G WCDMA technology platform and product development.

         Sales and marketing expenses for first half 2002 of $2.4 million were less than $0.1 million higher than those experienced in the first half of 2001.

         General and administrative expenses in the first half 2002 increased 4% over the first half 2001 to $7.8 million from $7.5 million. The increase was due largely to higher personnel and depreciation costs associated with supporting development program and other corporate activities.

         Patents administration and licensing expenses increased 72% to $6.3 million in the first half 2002 from $3.7 million in the comparable period of 2001. Approximately $2.0 million of the increase over the first half 2001, split in roughly equal amounts, resulted from higher costs associated with patent related enforcement activities and commissions related to higher patent license royalty revenue. The remainder of the increase versus the first half 2001 was due to expansion of patent licensing personnel and related activities.

Other Income and Expense
------------------------

         Interest income of $1.2 million in the first half 2002 decreased 59% from $2.9 million in the first half 2001 primarily due to lower yields available in 2002 as compared to 2001.

Income Taxes
------------

         The income tax provision in both the first half of 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Expected Trends

         We expect that during the second half of 2002, our royalty revenue and cash flow will continue to be affected by sales trends in the mobile wireless market, particularly the sales performance of a select number of leading Japanese equipment producers that represent a significant portion of our licensees, whether we are able to expand our licensee base and whether we are successful in patent enforcement activities. As noted above, we benefited in the first half of 2002 from initial reporting of royalties associated with the pre-2002 build-out of 3G systems in Japan as well as the recognition of certain deferred revenue related to a non-refundable prepayment from Kyocera, neither of which should be considered in baselining future quarterly royalties.

         We are now optimistic that we will achieve year-over-year revenue growth in 2002 of 30% to 40%. We foresee our third and fourth quarter 2002 operating expenses being generally in line with those experienced in the second quarter 2002 and we still are targeting near breakeven cash flow for the year. We also continue to be aggressive in seeking other new 2G and 3G licensing arrangements that, if successful, would produce additional revenue and cash flow beyond our original targets.

        (See "Statement Pursuant to the Securities Litigation Reform Act
                                of 1995" below.)

GLOSSARY OF TERMS

CDMA
"Code Division Multiple Access". A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

Digital
Information transmission where the data is represented in discrete numerical form.

Duplex
A characteristic of data transmission; either full duplex or half duplex. Full duplex permits simultaneous transmission in both directions of a communications channel. Half duplex means only one side can transmit at a time.

Frequency
The rate at which an electrical current alternates, usually measured in Hertz.

GSM
"Global System for Mobile Communications". A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

ITC
"InterDigital Technology Corporation", our wholly-owned Delaware subsidiary.

PDC
"Personal Digital Cellular". The standard developed in Japan for TDMA digital wireless mobile radio communications systems.

PHS
"Personal Handyphone System". A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan.

Technology Platform
The base technology of a system's hardware and software that defines how the system is operated and determines other kinds of software that can be used.

2G
"Second Generation". A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets which provide basic voice services.

Standards
Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies.

TDD
"Time Division Duplexing". A duplex operation using a single frequency, divided by time, for transmission and reception.

TDMA
"Time Division Multiple Access". A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

3G
"Third Generation". A generic term usually used in reference to the next generation digital mobile devices and network, which provide high speed data communications capability along with voice services.

WCDMA
"Wideband Code Division Multiple Access" or "Wideband CDMA". The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities.

Wideband
A communications channel with a user data rate higher than a voice-grade channel; usually 64kpbs to 2mbps.

Wireless
Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

WTDD
"Wideband TDD" or "Wideband Time Division Duplex".

   STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company's beliefs and expectations as to (i) revenues, operating expenses, and cash flow, and (ii) our near term operating requirements and lack of need to seek additional financing, and (iii) our success in seeking new licensing arrangements. Words such as "expected", "will", "anticipate", "believe", "optimistic that we will", "foresee", and "targeting" are intended to identify such forward-looking statements.

         Such forward-looking statements are subject to risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward-looking statement. For example, our revenues and cash flows are dependant on the performance of our licensees in selling their products, whether we are able to expand our licensee base, whether any new licensees make pre-payments of royalties or past payments for royalties due, and whether we are successful in patent enforcement activities. In turn, licensee sales and payments to be made by new licensees are affected by the economy and sales trends in the wireless market. Even if we are able to recognize the revenues and/or receive the cash that we expect, the timing of the events that precipitate the recognition of revenues and/or cash receipts might be delayed causing us to miss our estimates. Our expectations as to operating expenses are based on our most recent financial forecast, which could be revised based on new business or significant cash inflows not presently included in the most recent financial forecast. Our failure to generate sufficient cash flows over the long-term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, could adversely impact operating requirements and lack of need to seek additional financing. Finally, our success in seeking new licensing arrangements could be affected by the economy, sales trends in the wireless market, developments in patent litigation and arbitration matters and future orders, rulings and opinions of the Judge in the Company's litigation with Ericsson Inc. In addition, factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K filed on March 29, 2002 for the year ended December 31, 2001 (Form 10-K).

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

Ericsson

         As previously reported in our Form 10-K, Form 10-Q for the period ending March 31, 2002, and Forms 8-K dated June 4, 2002 and July 12, 2002, respectively, the Company and InterDigital Technology Corporation ("ITC"), the Company's wholly-owned subsidiary, are parties to a lawsuit involving Ericsson Inc. ("Ericsson"). During the second quarter of 2002, the Federal District Court of the Northern District of Texas set February 10, 2003 as the commencement date for a jury trial. Also during the second quarter of 2002, the Judge presiding over the case ruled on certain of the pre-trial motions, which have not disposed of the case, narrowed remaining issues for trial and placed those orders under seal. Court ordered mediation between the parties is continuing.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At our Annual Meeting of Shareholders (the "Meeting") held on June 4, 2002, our Shareholders elected Messrs. Harry G. Campagna and Steven T. Clontz as directors of the Company, approved an amendment to the Company's Employee Stock Purchase Plan to increase by 1 million, the shares authorized for issuance, and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2002. Our Shareholders elected Mr. Campagna as a director by a vote of 48,401,460 shares in favor and 1,918,913 shares withheld. Our Shareholders elected Mr. Clontz as a director by a vote of 48,895,697 shares in favor and 1,424,676 shares withheld. Messrs. D. Ridgely Bolgiano, Howard E. Goldberg, Robert S. Roath, and Joseph S. Colson also continue to serve their terms as directors. Our Shareholders further approved the amendment to the Company's Employee Stock Purchase Plan by a vote of 44,736,828 shares in favor, 5,385,384 shares withheld, and 198,161 shares abstaining. The vote ratifying the appointment of PricewaterhouseCoopers LLP was 49,924,484 shares in favor, 310,528 shares withheld, and 85,361 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

                  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The following is a list of Current Reports on Form 8-K filed during the second quarter of 2002:

         We filed a Current Report on Form 8-K dated April 10, 2002 under Item 4
- Change in Registrant's Certifying Accountant relating to the Company's announcement to engage PricewaterhouseCoopers LLP to serve as the Company's independent public accountants for the fiscal year 2002, and to no longer engage Arthur Andersen LLP in such capacity.

         We filed a Current Report on Form 8-K dated June 4, 2002 under Item 5 - Other Events relating to the Company's announcement that the Federal District Court Judge presiding over the patent infringement lawsuit involving the Company, ITC and Ericsson ruled on certain portions of pre-trial motions of both parties, removing certain claims from consideration with regard to infringement issues in the Federal District Court case, the effect of which is to narrow the issues remaining for trial.

         We filed a Current Report on Form 8-K dated July 12, 2002 under Item 5
- Other Events relating to the Company's announcement that the Federal District Court overseeing the patent infringement lawsuit involving the Company, ITC and Ericsson, set February 10, 2003 as the commencement date for a jury trial.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     INTERDIGITAL COMMUNICATIONS CORPORATION



Date: August 14, 2002                      /s/ Howard E. Goldberg
                                           ------------------------------------
                                           Howard E. Goldberg
                                           President and Chief Executive Officer



Date: August 14, 2002                      /s/ R. J. Fagan
                                           -------------------------------------
                                           Richard J. Fagan
                                           Executive Vice President and
                                           Chief Financial Officer