Form 10-Q
period 2002-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2002-11-13
CIK 354913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11152

INTERDIGITAL COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-1882087 (I.R.S. Employer Identification No.)

781 Third Avenue, King of Prussia, PA 19406-1409
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code (610) 878-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share Class	53,373,133 Outstanding at November 7, 2002

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Signatures	20

Certifications of the President and Chief Executive Officer	21

Certifications of the Chief Financial Officer	22

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,788	$17,892
Short-term investments	77,794	72,471
Accounts receivable, net of allowances of $-0-	32,925	14,479
Other current assets	5,411	6,385

Total current assets	134,918	111,227

PROPERTY AND EQUIPMENT, NET	14,384	14,402
PATENTS, NET	14,003	11,334
OTHER NON-CURRENT ASSETS	13,466	11,418

	41,853	37,154

TOTAL ASSETS	$176,771	$148,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$221	$184
Accounts payable	3,019	4,412
Accrued compensation and related expenses	6,260	5,985
Deferred revenue	17,087	10,490
Foreign and domestic taxes payable	3,370	907
Other accrued expenses	2,870	1,553

Total current liabilities	32,827	23,531
LONG-TERM DEBT	2,018	2,158
LONG-TERM DEFERRED REVENUE	79,336	62,418

TOTAL LIABILITIES	114,181	88,107

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized-$2.50 Convertible Preferred, 54 shares issued and outstanding, liquidation value of $1,375	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 55,008 shares and 54,391 shares issued and outstanding	550	544
Additional paid-in capital	275,592	271,461
Accumulated deficit	(204,693)	(201,320)
Accumulated other comprehensive income	315	221
Unearned compensation	(1,106)	(2,564)

	70,663	68,347
Treasury stock, 1,500 shares of common held at cost	8,073	8,073

Total shareholders’ equity	62,590	60,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,771	$148,381

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

REVENUES	$14,706	$14,543	$60,804	$44,183

OPERATING EXPENSES:
Sales and marketing	1,075	1,196	3,447	3,486
General and administrative	3,248	3,449	11,011	10,903
Patents administration and licensing	3,019	2,947	9,339	6,613
Development	12,441	11,865	36,072	33,735

	19,783	19,457	59,869	54,737

Income (loss) from operations	(5,077)	(4,914)	935	(10,554)

INTEREST INCOME (EXPENSE):
Interest income	576	1,099	1,743	3,954
Interest and financing expenses	(51)	(69)	(163)	(200)

Income (loss) before income taxes	(4,552)	(3,884)	2,515	(6,800)

INCOME TAX PROVISION	(1,246)	(1,093)	(5,785)	(2,723)

Net loss	(5,798)	(4,977)	(3,270)	(9,523)

PREFERRED STOCK DIVIDENDS	(35)	(35)	(103)	(103)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(5,833)	$(5,012)	$(3,373)	$(9,626)

NET LOSS PER COMMON SHARE - BASIC	$(0.11)	$(0.09)	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	52,956	53,277	52,762	53,212

NET LOSS PER COMMON SHARE - DILUTED	$(0.11)	$(0.09)	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	52,956	53,277	52,762	53,212

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	FOR NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before preferred stock dividends	$(3,270)	$(9,523)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	6,476	4,807
Deferred revenue recognized	(35,735)	(7,546)
Increase in deferred revenue	59,250	30,611
Amortization of unearned compensation	2,093	2,223
Increase in deferred charges	(2,321)	(5,121)
Increase (decrease) in other long-term assets	61	(73)
Decrease (increase) in assets-
Receivables	(18,446)	(88)
Other current assets	1,186	581
Increase (decrease) in liabilities-
Accounts payable	(2,293)	(1,214)
Accrued compensation	275	528
Other accrued expenses	3,780	(1,178)

Net cash provided by operating activities	11,056	14,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(100,014)	(85,704)
Sales of short-term investments	94,785	81,970
Purchases of property and equipment	(4,690)	(6,868)
Patent costs	(3,342)	(2,021)

Net cash used by investing activities	(13,261)	(12,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	3,502	1,233
Payments on long-term debt, including capital lease obligations	(298)	(276)
Cash dividends on preferred stock	(103)	(103)

Net cash provided by financing activities	3,101	854

NET INCREASE IN CASH AND CASH EQUIVALENTS	896	2,238

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,892	12,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,788	$14,581

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued purchase of patent rights	$900	$—

Leased asset additions and related obligation	$195	$—

Interest paid	$153	$153

Income taxes paid, including foreign withholding taxes	$5,515	$5,313

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(UNAUDITED)

1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2.       LEGAL PROCEEDINGS:

Ericsson

         InterDigital and InterDigital Technology Corporation (ITC), a wholly-owned subsidiary, remain parties to a certain patent-related litigation with Ericsson Inc. (Ericsson) in which ITC is asserting patent infringement against Ericsson. ITC generally is seeking injunctive relief and monetary damages. Ericsson generally seeks declarations that ITC’s patents are invalid and/or that Ericsson’s products do not infringe ITC’s patents. During the third quarter of 2002, the presiding judge resolved all outstanding dispositive motions. February 10, 2003 is scheduled as the start date for the jury trial. We have not recorded any gain or loss related to this matter other than legal fees, net of insurance reimbursements.

Samsung

         In February 2002, ITC filed a Complaint against Samsung Electronics Co., Ltd. (Samsung) with the International Chamber of Commerce, International Court of Arbitration. During the third quarter of 2002, an evidentiary hearing was conducted before an arbitration panel. During the fourth quarter of 2002, final arguments were made to the arbitration panel. A decision has not yet been rendered.

         The dispute involves the election and applicability of the most favored licensee (MFL) clause contained in ITC’s patent license agreement with Samsung and Samsung’s alleged underreporting of, failure to report and failure to pay royalties on certain covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee’s agreement. The application of a MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements.

         During the hearing, Samsung advised the arbitration panel that it had elected to apply the MFL clause in its patent license agreement to ITC’s subsequent patent license agreement with Nokia Corporation (Nokia). The parties have presented arguments to the arbitration panel as to the manner in which the MFL clause should be applied, including the effective date of Samsung’s election.

         The Nokia patent license agreement provided that, in exchange for an upfront payment of $31.5 million, Nokia’s royalty obligation to ITC had been paid-up generally with respect to certain 2G and 3G covered products through the end of 2001. Further, the agreement provides that the parties will agree to Nokia’s royalty obligations to be made thereafter. The parties have not yet agreed to a royalty rate. In the absence of agreement on royalty rates between the parties, the Nokia MFL provision provides that Nokia’s royalty obligations will be defined by the relevant licensing terms between ITC and certain other leading manufacturers of wireless telecommunications equipment, none of which are yet licensed by ITC. Nokia also has the option to elect to apply the relevant licensing terms applicable to certain other manufacturers, but has not yet done so. The license agreement provides that when a royalty rate is determined, the starting point for calculating Nokia’s royalty obligation will be January 1, 2002. Nokia is not currently providing information related to sales of covered products since it is not obligated to do so.

         In determining Samsung’s royalty obligation the arbitration panel might take into account Samsung’s prior non-refundable payments and credits under Samsung’s patent license agreement with ITC in the amount of $18.7 million, a portion of which the parties have agreed has been exhausted. Prior to the initiation of the arbitration proceedings in the first quarter 2002, we recognized $11.5 million of revenue related to our agreement with Samsung. No revenue has been recognized in the first nine months of 2002 pending the outcome of the dispute.

3.       INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net loss per share computations:

		(In thousands, except per share data)
	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Income per Share-Basic: Loss available to common stockholders	$(5,833)	52,956	$(0.11)	$(5,012)	53,277	$(0.09)

Effect of dilutive options and Warrants	—	—	—	—	—	—

Income per Share-Diluted: Loss available to common stockholders + dilutive effects of options and warrants	$(5,833)	52,956	$(0.11)	$(5,012)	53,277	$(0.09)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

	Loss (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Income per Share-Basic: Loss available to common stockholders	$(3,373)	52,762	$(0.06)	$(9,626)	53,212	$(0.18)

Effect of dilutive options and Warrants	—	—	—	—	—	—

Income per Share-Diluted: Loss available to common stockholders + dilutive effects of options and warrants	$(3,373)	52,762	$(0.06)	$(9,626)	53,212	$(0.18)

         For the three and nine months ended September 30, 2002, options and warrants to purchase 10.5 million shares of common stock were excluded from the computation of diluted earnings per share as a result of a net loss reported in the periods. For the three and nine months ended September 30, 2001, options and warrants to purchase 8.7 million shares of common stock were excluded from the computation of diluted earnings per share as a result of a net loss reported in the periods.

4.       CUSTOMER AGREEMENT:

         In January 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC Corporation of Japan (NEC) for sales of wireless products compliant with all Third Generation (3G) and narrowband Code Division Multiple Access (CDMA) standards. We also concurrently reached a settlement of a TDMA patent licensing dispute (2G Dispute) with NEC in connection with a 1995 TDMA patent license agreement (2G Agreement).

         The 3G Agreement provides that NEC is to pay us a royalty on each licensed product sold by NEC. NEC also agreed to pay us a non-refundable advance royalty of $19.5 million, which was received in April 2002. Once that advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We recognized revenue of approximately $16.2 million related to the $19.5 million advance royalty in the first nine months of 2002 based on sales of licensed products reported to us by NEC. We will recognize additional revenue as licensed products are sold.

         In settlement of the 2G Dispute, NEC has agreed to pay us $53.0 million in four equal non-refundable installments, payable in the second and fourth quarters of 2002 and 2003, respectively. The first of these payments was received in April 2002. In exchange for these payments, NEC’s royalty obligation for all PHS (Personal Handyphone System) and PDC (Pan Asian Digital Cellular) products sold under the 2G Agreement will be considered paid up. Otherwise, the 2G Agreement remains unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing prepaid units and certain other unique provisions included in the 2G Agreement. In connection with the $53.0 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 settlement date until February 2006, which is the expected period of use by NEC. In the first nine months of 2002, we recognized approximately $9.1 million of revenue related to this settlement. At September 30, 2002, our balance sheet included $26.5 million in accounts receivable due under the 2G Agreement within the next 12 months. Our deferred revenue balance includes approximately $30.7 million related to these receivables and cash previously collected under this settlement.

5.       INCOME TAXES:

         As of September 30, 2002, we had net operating loss (NOL) carryforwards of approximately $150.0 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes when applicable, but as a result of these NOLs, we do not expect to pay federal income taxes in the near future.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Forms 10-Q for the periods ended March 31 and June 30, 2002, respectively, other reports filed with the Securities and Exchange Commission and the "Statement Pursuant to the Private Securities Reform Act of 1995" below. Please refer to the Glossary of Terms, beginning at the end of this Item 2, for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

         We generated positive cash flow from operating activities of $11.1 million in the first nine months of 2002 compared to $14.0 million in the first nine months of 2001. The positive operating cash flow in the first nine months of 2002 arose principally from a net receipt of $29.5 million from NEC Corporation of Japan (NEC) associated with the first settlement installment relating to our TDMA based Patent License Agreement (2G Agreement) and the royalty prepayment under our Narrowband Code Division Multiple Access and Third Generation Patent License Agreement (3G Agreement) as described in greater detail under “Results of Operations” below. These payments were partially offset by outflows related to cash operating expenses incurred during the nine-month period. Operating cash flow in the first nine months of 2001 was affected positively by net cash receipts of approximately $27.5 million of advance royalties related to licensing agreements with Matsushita Communications Industrial Co., Ltd. (Matsushita, a.k.a. Panasonic) and Sharp Corporation (Sharp). These payments were also offset in part by outflows related to cash operating expenses.

         Net cash used for investing activities in the first nine months of 2002 was $13.3 million compared to $12.6 million in the same period of 2001. In the first nine months of 2002, we converted $5.3 million of cash into short-term marketable securities compared to $3.7 million in last year’s first nine months. The pace of investments in hardware, software and other equipment during the first nine months of 2002, decreased $2.2 million to $4.7 million from $6.9 million in the first nine months of 2001, due in large part to personnel and office expansion in 2001. Investment costs associated with patents increased $1.3 million to $3.3 million in the first nine months of 2002 versus the comparable period in 2001 reflecting higher 3G patenting activity levels during the period and the first installment payment of $0.6 million associated with the acquisition of certain patent rights from Tantivy Communications, Inc. (Tantivy) in the third quarter 2002 as described in greater detail under “Acquisition of Patent Rights” below.

         Net cash provided by financing activities in the first nine months of 2002 was $3.1 million versus $0.9 million in the comparable period last year. The increase in 2002 primarily resulted from higher net proceeds related to option and warrant exercises ($3.5 million in 2002 versus $1.2 million in 2001).

         As of September 30, 2002, we had $96.6 million of cash, cash equivalents and short-term investments, compared to $90.4 million as of December 31, 2001. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $23.1 million at September 30, 2002 from $8.0 million at December 31, 2001. The increase in working capital during the first nine months of 2002 was due to the recognition of $26.5 million of receivables associated with the settlement obligations of NEC regarding the patent licensing dispute under the 2G Agreement (2G Dispute). The Company anticipates the collection of the $26.5 million in two equal payments in the fourth quarter of 2002 and second quarter of 2003, respectively.

         We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

         As of September 30, 2002, we had net operating loss (NOL) carryforwards of approximately $150.0 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes when applicable, but as a result of these NOLs, we do not expect to pay federal income taxes in the near future.

         Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the September 30, 2002 balance sheet.

RESULTS OF OPERATIONS

Third Quarter of 2002 Compared to the Third Quarter of 2001

Revenues

         Revenues in the third quarter of 2002 increased 1% to $14.7 million from $14.5 million in last year’s third quarter as higher royalty revenue more than offset the expected decrease in revenue from specialized engineering services associated with the WTDD technology development work for Nokia Corporation (Nokia). Royalty revenue in this year’s third quarter increased to $13.8 million from $9.9 million in the third quarter 2001 as the addition of $5.8 million of patent licensing royalties from NEC related to sales of covered products ($2.6 million) under the 3G Agreement and the settlement of the 2G Dispute ($3.2 million) offset decreased sales of covered products from most other patent licensees. In the third quarter 2002, specialized engineering services revenue associated with the final stages of the WTDD technology development work for Nokia was $0.9 million, compared to $4.7 million in the comparable period last year when activity on that program was at higher levels. In the third quarter 2002, revenues related to the WTDD technology development work were calculated and recorded in accordance with the percentage of completion method. With respect to this arrangement with Nokia, the final $1.0 million will be witheld by Nokia until final delivery of the remaining technology required under the agreement. We currently expect final delivery to occur in the second half of 2003 and to recognize the final $1.0 million of specialized engineering services revenue associated with the agreement at that time.

Operating Expenses

         Development expenses in the third quarter of 2002 increased 3% to $12.2 million from $11.9 million in the third quarter of 2001. Included in third quarter 2002 development expenses was a provision for an estimated loss of $1.2 million associated with that portion of the WTDD technology development work for Nokia being accounted for on the percentage-of-completion contract method. In the third quarter 2001, we modified an existing agreement with Nokia under which Nokia agreed to increase funding on the WTDD development arrangement to a maximum of approximately $58.0 million. Prior to the change, the arrangement had been accounted for on a time and materials basis and we had billed Nokia approximately $46.0 million under the contract, leaving approximately $12.0 million of revenue to be recognized on the percentage-of-completion basis. Under the percentage-of-completion method, estimated losses, if any, are recorded when the loss first becomes apparent. Based on our current estimates of the total expected costs, which were revised in the third quarter, it has become apparent that the total expected costs associated with the Nokia development work through project completion will exceed the $12.0 million by approximately $1.2 million. The costs in excess of the $12.0 million are associated with labor in excess of that originally contemplated to complete the final stages of the project. Absent this charge, overall development expenses would have decreased 6% due primarily to reduced hiring costs in this year’s third quarter.

         Sales and marketing expenses of $1.1 million in the third quarter of 2002 decreased 10% from $1.2 million in last year’s third quarter based upon generally lower activity levels in the period.

         General and administrative expenses for the third quarter of 2002 decreased slightly to $3.2 million from $3.4 million in the third quarter of 2001 due mainly to reduced legal and depreciation costs in this year’s third quarter.

         Patents administration and licensing expenses increased 2% to $3.0 million in the third quarter of 2002 from $2.9 million in the comparable period of 2001 due primarily to slightly higher patent amortization, resulting from an increase in the number of patents and related prosecution costs, and higher commissions expenses associated with increased royalty revenues.

Other Income and Expense

         Interest income of $0.6 million decreased 48% from $1.1 million in last year’s third quarter primarily due to lower yields available in 2002 as compared to 2001.

Income Taxes

         The income tax provision in both the third quarter of 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         In January 2002, we entered into the 3G Agreement with NEC for sales of wireless products compliant with all 3G and narrowband CDMA standards. The 3G Agreement is a worldwide royalty-bearing patent license agreement. We also concurrently reached a settlement of the 2G Dispute with NEC in connection with the 2G Agreement.

         In connection with the 3G Agreement, we received a non-refundable advance royalty of $19.5 million in April 2002 and have recognized revenue of approximately $16.2 million related to that advance royalty in the first nine months of 2002. We will continue to recognize additional revenue if and as products covered under the 3G Agreement are sold.

         In connection with the 2G Dispute settlement, we received $13.25 million in April 2002, as the first of four equal non–refundable installments totaling $53.0 million, payable in the second and fourth quarters of 2002 and 2003, respectively. In connection with the $53.0 million settlement, we are recognizing revenue on a straight-line basis, from the January 2002 settlement date until February 2006 which is the expected period of use by NEC. In the first nine months of 2002, we recognized approximately $9.1 million of revenue related to this settlement. At September 30, 2002, our balance sheet included $26.5 million in accounts receivable due under the 2G Agreement within the next 12 months. Our deferred revenue balance includes approximately $30.7 million related to these receivables and cash previously collected under this settlement.

Revenues

         Revenues for the nine-month period ended September 30, 2002 (first nine months 2002) increased to $60.8 million from $44.2 million in the nine months ended September 30, 2001 (first nine months 2001). First nine months 2002 royalty revenue increased to $56.3 million from $24.8 million in the first nine months 2001. The increase was due largely to (i) nearly $8.0 million of initial patent licensing royalties attributable to the pre-2002 build-out of 3G systems in Japan by NEC, (ii) over $17.0 million of other patent licensing royalties from NEC related to current year sales of covered products under the 3G Agreement ($8.3 million) and the settlement of the 2G Dispute ($9.1 million), (iii) recognition of $6.9 million of deferred revenue associated with a non–refundable and non-transferable royalty prepayment previously received from a licensee, Kyocera Corporation (Kyocera), that has discontinued sales of covered GSM products, and (iv) an increase of $5.9 million in royalties from licensee, Sharp. In the first nine months 2002, specialized engineering services revenue associated with the final stages of the WTDD technology development work for Nokia was $4.5 million, compared to peak development related revenues of $19.4 million in the comparable period last year. For the nine months 2002, revenues related to the WTDD technology development work were calculated and recorded in accordance with the percentage of completion method. With respect to this arrangement with Nokia, the final $1.0 million will be witheld by Nokia until final delivery of the remaining technology required under the agreement. We currently expect final delivery to occur in the second half of 2003 and to recognize the final $1.0 million of specialized engineering services revenue associated with the agreement at that time.

Operating Expenses

         Development expenses in the first nine months 2002 increased 6% over the first nine months 2001 to $35.8 million from $33.7 million. The increase over the prior year period was due primarily to increased staff and activity levels devoted to 3G WCDMA technology platform and product development and the above-noted estimated loss on that portion of the technology development work being performed for Nokia that is being accounted for on the percentage-of-completion method of accounting.

         Sales and marketing expenses for the first nine months 2002 of $3.4 million were approximately equal to those experienced in the first nine months 2001.

         General and administrative expenses in the first nine months 2002 of $11.0 million were about even with those of the comparable period in 2001.

         Patents administration and licensing expenses increased 41% to $9.3 million in the first nine months 2002 from $6.6 million in the comparable period of 2001. Approximately $1.8 million of the increase over the first nine months 2001 resulted from higher costs associated with patent related enforcement activities ($0.7 million) and commissions ($1.1 million) related to higher patent license royalty revenue. The remainder of the increase versus the first half 2001, split in roughly equal amounts, was due to expansion of patent licensing personnel and higher patent cost amortization.

         On an ongoing basis, we focus on ways to improve operational efficiency and effectiveness within the organization. In this regard, in October 2002, we committed to a plan to reduce our then current employment levels by sixteen people. We will record a charge of approximately $0.4 million associated with these workforce reductions in the fourth quarter 2002. Management’s efforts with respect to this action are expected to be substantially complete by December 31, 2002.

Other Income and Expense

         Interest income of $1.7 million in the first nine months 2002 decreased 56% from $4.0 million in the first nine months 2001 primarily due to lower yields available in 2002 as compared to 2001.

Income Taxes

         The income tax provision in the first nine months of both 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Expected Trends

         We expect that during the fourth quarter 2002 and the year 2003, our royalty revenue and cash flow will continue to be affected by sales trends in the mobile wireless market, particularly the sales performance of a select number of leading Japanese equipment producers which currently contribute a significant portion of our royalty revenue, whether we are able to expand our licensee base, and whether we are successful in patent enforcement activities. As noted above, we benefited in the first nine months 2002 from initial reporting of royalties associated with the pre-2002 build-out of 3G systems in Japan as well as the recognition of certain deferred revenue related to a non-refundable prepayment from Kyocera (non-recurring items), neither of which should be considered in preparing a baseline for future quarterly royalties.

         We are now optimistic that our fourth quarter 2002 revenue levels will enable us to achieve year-over-year revenue growth in 2002, including non-recurring items, of close to 40%. We foresee our fourth quarter 2002 operating expenses being generally in line with those experienced in the third quarter 2002 and we still are targeting near breakeven cash flow for the year. We also continue to be aggressive in seeking other new 2G and 3G licensing arrangements, resolution of the royalty rate regarding the Nokia patent license agreement, and in pursuing positive results in legal proceedings that, if successful, would produce additional revenue and cash flow beyond our original targets. Looking forward to 2003, we currently expect that we will continue to self–fund a significant portion of our technology and product development efforts.

OTHER ITEMS

Acquisition of Patent Rights

         In the third quarter 2002, IPR Holdings Delaware, Inc. (IPR), a wholly owned subsidiary, acquired global patent rights associated with mobile wireless technology from Tantivy. These rights include an exclusive license (subject to certain rights retained by Tantivy), with the right to sublicense, under a number of Tantivy’s patents applicable to, among other products, CDMA2000 products manufactured, used or sold in the United States and other countries where Tantivy’s patents have been filed. These rights also include a non-exclusive license under Tantivy’s smart antenna patents, generally, to manufacture and sell TDD products. IPR is obligated to pay Tantivy a minimum of $1.5 million plus a share of patent license royalties collected on CDMA2000 product sales from newly entered into agreements that, in effect, include a sub-license under Tantivy’s patents. In addition, we expect to incur costs in connection with the prosecution of certain of the patent rights. The $1.5 million minimum will secure our rights under the agreement for an initial period (Initial Period) of three years and is to be paid in three installments. Payments of $0.6 million and $0.45 million were made, upon the execution of the license agreement and in October 2002, respectively, with an additional installment of $0.45 million due in the first quarter 2003. The maximum payment obligation to Tantivy associated with the sublicenses entered into during the Initial Period, inclusive of the $1.5 million, is $19.0 million. The $1.5 million has been recorded on the September 30, 2002 balance sheet and will be amortized over the initial three-year period. Commencing in 2005, certain adjustments to the maximum amount payable, alone or in combination with additional installments, are required to be made in order to maintain certain of the patent rights under the agreement beyond the Initial Period. The maximum payment obligation to Tantivy for all license rights received under the agreement, inclusive of the $1.5 million, is $24.0 million. Should we choose not to maintain our rights, previously entered into sublicenses to third parties shall not be affected.

         In the fourth quarter of 2002, by separate agreement, IPR obtained the right to market the licensing of Tantivy’s smart antenna technology and patents for certain 2G and 3G products in Japan, China, Korea and Taiwan. We expect to market Tantivy’s smart antenna patents and technology in connection with our patent licensing activities. With respect to certain agreements arranged by IPR on Tantivy’s behalf that are entered concurrently with new InterDigital licenses to the same party, Tantivy could be entitled either to a pre-determined lump sum amount and/or an amount equivalent to a percentage of patent license royalties collected by us on IS-95 product sales under such transactions. With respect to certain other agreements arranged by IPR on Tantivy’s behalf, IPR would be entitled to a commission for arranging the transaction.

Patent Licensing Matters

           Samsung

         In February 2002, ITC filed a Complaint against Samsung Electronics Co., Ltd. (Samsung) with the International Chamber of Commerce, International Court of Arbitration (ICC). During the third quarter of 2002, an evidentiary hearing was conducted before an arbitration panel. During the fourth quarter of 2002, final arguments were made to the arbitration panel. A decision has not yet been rendered. The arbitration panel has indicated to the parties that it expects to submit a draft decision to the ICC before the end of 2002 for its review. Therefore we expect that the final decision in the arbitration proceeding will be reached either later in 2002 or in the first quarter of 2003.

         The dispute involves the election and applicability of the most favored licensee (MFL) clause contained in ITC’s patent license agreement with Samsung and Samsung’s alleged underreporting of, failure to report and failure to pay royalties on certain covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee’s agreement. The application of an MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements.

         As part of the evidentiary proceedings, Samsung stated that it was using its MFL rights to have its royalty obligations determined in accordance with ITC’s subsequent patent license agreement with Nokia. Samsung further argued hat the Nokia royalty terms should be applied to Samsung as of the date of the Nokia patent license agreement. We expect the arbitration panel to determine the manner in which the MFL clause should be applied, including the effective date as to when Samsung’s royalty obligations should be determined in accordance with the Nokia patent license agreement. Prior to the effective date, Samsung’s royalty obligations should be determined by reference to its own agreement. These determinations should resolve the amount of Samsung's royalty obligations from early 1999, the timeframe when the Nokia patent license agreement was entered into, through, generally, the date of the evidentiary hearing. We also expect Samsung's royalty obligations thereafter to be based on the applicable terms of the Nokia patent license agreement.

         The Nokia patent license agreement provided that, in exchange for an upfront payment of $31.5 million, Nokia’s royalty obligation to ITC had been paid-up generally with respect to certain 2G and 3G covered products through the end of 2001. Further, the agreement provides that the parties will agree to Nokia’s royalty obligations to be made thereafter. The parties have not yet agreed to a royalty rate. In the absence of agreement on royalty rates between the parties, the Nokia MFL provision provides that Nokia’s royalty obligations will be defined by the relevant licensing terms applicable to certain other leading manufacturers of wireless telecommunications equipment, none of which are yet licensed by ITC. Nokia also has the option to elect to apply the relevant licensing terms applicable to certain other manufacturers, but has not yet done so. The license agreement provides that when a royalty rate is determined, the royalty rate will be applied to sales commencing January 1, 2002. Until such time as the royalty rate is established, we will not receive any royalty payments from Nokia, nor will we record any revenue related to Nokia's sale of covered products for the licensing period starting January 1, 2002. Nokia is not currently providing information related to sales of covered products since it is not obligated to do so. In the absence of any defined royalty obligation, we cannot reasonably determine the retroactive impact of any resolution to the terms of this agreement.

         Along with determining the effective date of a Samsung MFL election, we expect the arbitration panel to determine whether Samsung’s royalty obligation through the end of 2001 should be the same as Nokia’s, or be adjusted and, if so, in what manner, including recognizing differences in market share. The arbitration panel may take into account Samsung’s prior non-refundable payments and credits under Samsung’s patent license agreement with ITC in the amount of $18.7 million, a portion of which the parties have agreed has been exhausted. We expect Samsung’s royalty obligation to be netted against their prior unexhausted royalty pre-payments and credits to determine if Samsung owes additional monies to ITC. Depending on the arbitration panel’s determination as to the amount of Samsung’s royalty obligation, Samsung might be obligated to pay ITC additional back royalties. Prior to the initiation of the arbitration proceedings in the first quarter 2002, we recognized $11.5 million of revenue related to our agreement with Samsung. No revenue has been recognized in the first nine months of 2002 pending the outcome of the dispute.

           Matsushita (Panasonic)

         Based on progress within various worldwide patent offices and the commencement of modest build out of 3G systems and handset sales worldwide, we expect in 2003, to be able to recognize royalty revenue on Matsushita’s sales of covered products under our 3G (CDMA) patent license agreement with Matsushita. However, given the modest build out of 3G systems and our expectations as to Matsushita’s level of 3G sales in 2003, we do not anticipate recognizing significant royalty revenue under this agreement during 2003. The timing and amount of such revenue will be dependent upon a number of factors, including whether Matsushita effects sales of covered 3G products in 2003, the timing and volume of any such sales, where the covered products are sold, and continued progress and success within patent offices as to certain ITC patents. Any revenue recognized in 2003 associated with sales of covered 3G products will first be applied against Matsushita’s $19.5 million royalty pre-payment made in 2001.

GLOSSARY OF TERMS

CDMA

“Code Division Multiple Access”. A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

CDMA2000

A family of standards of IMT-2000 standards, as amended, which evolved from narrowband CDMA technologies (i.e. IS-95 and cdmaOne) and include, without limitation, CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X EV-DV and CDMA2000 3X.

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

GSM

“Global System for Mobile Communications”. A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz / Megahertz

One complete cycle of AC alternating current / One million complete cycles of AC alternating current.

ITC

“InterDigital Technology Corporation”, our wholly–owned Delaware subsidiary.

IS-95

A digital wireless technology standard, as amended, based on CDMA technology; a predecessor to CDMA2000.

Narrowband

A communications channel capable of handling voice, fax, slow-scan, video images and data transmissions; usually less than 64kpbs.

PDC

“Personal Digital Cellular”. The standard developed in Japan for TDMA digital wireless mobile radio communications systems.

PHS

“Personal Handyphone System”. A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan.

Technology Platform

The base technology of a system’s hardware and software that defines how the system is operated and determines other kinds of software that can be used.

2G

“Second Generation”. A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets which provide basic voice services.

Standards

Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies.

TDD

“Time Division Duplexing”. A duplex operation using a single frequency, divided by time, for transmission and reception.

TDMA

“Time Division Multiple Access”. A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

3G

“Third Generation”. A generic term usually used in reference to the next generation digital mobile devices and network, which provide high speed data communications capability along with voice services.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA”. The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities.

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64kpbs to 2mbps.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex”.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) revenues, cash flow, and operating expenses, and the timing thereof, (ii) our near term operating requirements and lack of need to seek additional financing, (iii) our success in seeking new licensing arrangements and in our legal proceedings, (iv) the timing of settlement payments from NEC, (v) the timing, outcome, and financial impact of the Samsung arbitration proceeding and (vi) our ability to market Tantivy’s smart antenna patents and technology. Words such as “expect”, “will”, “future”, “anticipate”, “believe”, “optimistic”, “on an ongoing basis”, “foresee”, “targeting”, “should” or similar expressions are intended to identify such forward-looking statements.

         Forward-looking statements are subject to risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such forward-looking statement. For example, our revenues and cash flow are dependent on the performance of our licensees in selling their products, whether we are able to expand our licensee base, whether any new licensees make pre-payments of royalties or existing licensees make past payments for royalties due, compliance of the deliverables under the Nokia technology development project, difficulties or delays in our development efforts, and whether we are successful in patent enforcement and prosecution activities. In turn, licensee sales and royalty payments to be made by licensees are affected by our ability to resolve the Nokia royalty rate on favorable terms or at all, the economy and sales trends in the wireless market. However, the timing of the completion of the Nokia technology development project and associated revenue recognition could be effected by difficulties or delays in our development efforts and compliance of the deliverables under such project. Even if we are able to recognize the revenues and/or receive the cash that we expect, the timing of the events that precipitate the recognition of revenues and/or cash receipts might be delayed causing us to miss our estimates. Our expectations as to operating expenses and requirements are based on our level of continued self funding (which in turn may be affected by our ability to enter into or expand stragetic relationships), our ability to continually improve operational efficiencies and effectiveness on an organizational level, the accuracy of our estimate to complete the Nokia technology development project, as well as those expectations identified in our most recent financial forecast, which could be revised based on new business or significant cash inflows not presently included in the most recent financial forecast. Our failure to generate sufficient cash flows over the long term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2002, respectively, could adversely impact operating requirements and our current lack of need to seek additional financing. Our success in seeking new licensing arrangements could be affected by the economy, sales trends in the wireless market, and developments, future orders, rulings and opinions of the presiding judge in our patent litigation with Ericsson Inc. and/or the arbitration panel in our arbitration hearing with Samsung. Our cash flow may be affected by a delay in the anticipated receipt of payments, including payments from Nokia and NEC. While the Company expects the arbitration panel to determine the manner and application of the MFL clause under our patent license agreement with Samsung, as well as Samsung’s royalty obligations in the past, going forward, and within a certain timeframe, there can be no assurances that the Company will prevail on its claims, that the arbitration panel will render a decision on all claims or in accordance with our expectations, or within the anticipated timeframe. Finally, our ability to market Tantivy’s smart antenna patents and technology could be affected by technology preferences and our ability to enter into new license agreements covering our patents. In addition, factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K filed on March 29, 2002 for the year ended December 31, 2001 (Form 10-K).

Item 4.	CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures

         Within the 90-day period prior to the filing of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company and required to be in the Company’s periodic SEC filings under the Securities Exchange Act of 1934, as amended.

          (b)    Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Ericsson

         As previously reported in our Form 10-K, Forms 10-Q for the periods ending March 31, 2002 and June 30, 2002, respectively, and Forms 8-K dated June 4, 2002 and July 12, 2002, respectively, the Company and ITC, the Company’s wholly-owned subsidiary, are parties to a patent infringement lawsuit involving Ericsson. All dispositive pre-trial motions have been ruled upon by the presiding judge and February 10, 2003 is scheduled as the commencement date for a jury trial. Court ordered mediation between the parties is continuing.

Samsung

         As previously reported in our Form 10-K and Forms 10-Q for the periods ended March 31 and June 30, 2002, respectively, ITC filed a Complaint against Samsung with the ICC alleging Samsung’s underreporting of, failure to report and failure to pay royalties on its more recent covered sales under its patent license agreement with ITC. During the third quarter of 2002, an evidentiary hearing was conducted before the arbitration panel. During the fourth quarter of 2002, final arguments were made to the arbitration panel. A decision has not yet been rendered. The arbitration panel has indicated to the parties that it expects to submit a draft decision to the ICC in late 2002 for its review. Therefore, we expect that the final decision in the arbitration proceeding will be reached either later in 2002 or in the first quarter of 2003.

         The dispute involves the election and applicability of MFL clause contained in ITC’s patent license agreement with Samsung. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee’s agreement. The application of an MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements.

           As part of the evidentiary proceedings, Samsung stated that it was using its MFL rights to have its royalty obligations determined in accordance with ITC’s subsequent patent license agreement with Nokia. Samsung further argued that the Nokia royalty terms should be applied to Samsung as of the date of the Nokia patent license agreement. We expect the arbitration panel to determine the manner in which the MFL clause should be applied, including the effective date as to when Samsung’s royalty obligations should be determined in accordance with the Nokia patent license agreement. Prior to the effective date, Samsung’s royalty obligations should be determined by reference to its own agreement. These determinations should resolve the amount of Samsung’s royalty obligations from early 1999, the timeframe when the Nokia patent license agreement was entered into, through, generally, the date of the evidentiary hearing. We also expect Samsung’s royalty obligations thereafter to be based on the applicable terms of the Nokia patent license agreement.

         Assuming that the arbitration panel determines that Samsung is entitled to have its royalties determined by reference to the Nokia patent license agreement during part or all of the period prior to January 1, 2002, we expect the arbitration panel to determine whether Samsung’s royalty obligation through the end of 2001 should be the same as Nokia’s, or be adjusted and, if so, in what manner. The arbitration panel might take into account Samsung’s prior pre-payments and credits under Samsung’s patent license agreement with ITC in the amount of $18.7 million, although a portion of this amount has been exhausted. We expect Samsung’s royalty obligation to be netted against prior, unexhausted royalty pre–payments made by Samsung to ITC to determine if Samsung owes additional monies to ITC. Depending on the arbitration panel’s determination as to the amount of Samsung’s royalty obligation, Samsung might be obligated to pay ITC additional back royalties.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)    The following is a list of Current Reports on Form 8-K filed during the third quarter of 2002:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: November 13, 2002	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg President and Chief Executive Officer

Date: November 13, 2002	/s/ R. J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
OF
INTERDIGITAL COMMUNICATIONS CORPORATION

I, Howard E. Goldberg, President and Chief Executive Officer, InterDigital Communications Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InterDigital Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF
INTERDIGITAL COMMUNICATIONS CORPORATION

I, Richard J. Fagan, Chief Financial Officer, InterDigital Communications Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of InterDigital Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer