Form 10-K
period 2002-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2003-03-31
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

of

INTERDIGITAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

a Pennsylvania Corporation
IRS Employer Identification No. 23-1882087
SEC File Number 1-11152

781 Third Avenue
King of Prussia, Pennsylvania 19406-1409
(610) 878-7800

Securities registered pursuant to Section 12(g) of the Act	Common Stock (Par Value $0.01 Per Share)
Series B Junior Participating Preferred Stock Rights
$2.50 Cumulative Convertible (Par Value $0.10 Per Share)

The registrant does not have any securities registered pursuant to Section 12(b) of the Act.

The registrant’s Common Stock is listed on the Nasdaq Stock Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not herein contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $487,860,042 as of June 28, 2002.

On March 20, 2003, the registrant had 54,831,402 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into - Part III, Items 10, 11, 12, 13 and 16.

i

InterDigital® and SmartRRMSM are trademarks and service marks of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

GLOSSARY OF TERMS

Access Stratum
Layers of a software stack used by wireless devices to gain access to a network.

Air Interface
The wireless interface between a terminal unit and the base station or between wireless devices in a communication system.

ANSI
“American National Standards Institute”. The United States national standards accreditation and policy agency. ANSI monitors and provides oversight of all accredited US Standards Development Organizations to insure they follow an open public process.

ASIC
“Application Specific Integrated Circuit”. A computer chip developed for a specific purpose, and frequently designed using a mircoprocessor core and integrating other functions unique to the application in which the chip will be used. Many SOC designs are ASICS.

Bandwidth
A range of frequencies that can carry a signal on a transmission medium, measured in Hertz and computed by subtracting the lower frequency limit from the upper frequency limit.

Base Station
The central radio transmitter/receiver, or group of central radio transmitters/receivers, that maintains communications with subscriber equipment sets within a given range (typically, a cell site).

CDMA
“Code Division Multiple Access”. A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

CDMA2000
A standard, as amended, which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne) and, include without limitation CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X_EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the IMT-2000 family of 3G standards, its functionality is similar to 2.5G technologies.

Chip
An electronic circuit that consists of many individual circuit elements integrated onto a single substrate.

Chip Rate
The rate at which information signal bits are transmitted as a sequence of chips. The chip rate is usually several times the information bit rate.

Digital
Information transmission where the data is represented in discrete numerical form.

Duplex
A characteristic of data transmission; either full duplex or half duplex. Full duplex permits simultaneous transmission in both directions of a communications channel. Half duplex means only one transmission at a time.

EDGE
“Enhanced Data rates for GSM Evolution”. Technology designed to deliver data at rates up to 473.6 kbps, triple the bandwidth of most wireless services, and built on the existing GSM standard and core network infrastructure. A 2.5G technology.

FDD
“Frequency Division Duplex”. A duplex operation using a pair of frequencies, one for transmission and one for reception.

Frequency
The rate at which an electrical current or signal alternates, usually measured in Hertz.

GPRS
“General Packet Radio Systems”. A packet-based wireless communications service that enables high-speed wireless Internet and other data communications via GSM networks.

GSM
“Global System for Mobile Communications”. A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz
The unit of measuring radio frequency (one cycle per second).

High Speed Downlink Packet Access
A high speed means of transmitting data from communications infrastructure to compatible terminal equipment.

IC
“Integrated Circuit”. A multifunction circuit formed in or around a semiconductor base.

ISO
“International Standards Organization”. An international organization which sets international electrical and electronics standards. The U.S. member body is ANSI.

ITU
An international organization established by the United Nations with membership from virtually every government in the world. Publishes recommendations for engineers, designers, OEMs, and service providers through its three main activities: defining and adoption of telecommunications standards; regulating the use of the radio frequency spectrum; and furthering telecommunications development globally.

ITC
“InterDigital Technology Corporation”, our wholly-owned Delaware subsidiary.

Joint 3G Protocol Stack
The FDD Terminal software unit applications, with partial re-use elements for RNC and Node B, to be developed under our co-development agreement with Infineon.

Layer 1
“L1”. The OSI Reference Model communications protocol that governs the hardware connections and byte stream-encodity for transmission. It is called the physical layer and is the only layer that makes a physical transfer of information between network nodes.

Layer 2
“L2”. The OSI Reference Model communications protocol that contains the physical address of the client or server station.

Layer 3
“L3”. The OSI Reference Model communications protocol that contains the logical address for a client or server station. It is also called the network layer and has filtering capabilities whereby traffic can be prioritized and forwarded based on message type and/or network destination.

MHz
“MegaHertz”, millions of Hertz.

Multi-carrier
The use of multiple carrier channels to support the transmission of traffic.

Multiple Access
A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot, or code) is automatically assigned when a subscriber requires it.

Node B
The node B is the function within the UMTS Network that provides the physical radio link between the UE (User Equipment) and the network. Along with the transmission and reception of data across the radio interface the Node B also applies the codes that are necessary to describe channels in a CDMA system.

NTDD
Narrowband, low chip rate CDMA TDD, one form of which is commonly known as TD-SCDMA.

OEM
“Original Equipment Manufacturer”. A manufacturer of equipment (e.g., basestations, terminals) that sells to operators.

OSI Reference Model
A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

PDC
“Personal Digital Cellular”. The standard developed in Japan for TDMA digital wireless mobile radio communications systems.

PHS
“Personal Handyphone System”. A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan. Commonly known as PAS in China.

Platform
The base technology of a system’s hardware and software that defines how the system is operated and determines other kinds of software that can be used.

Protocol
A formal set of conventions governing the format and control of interaction among communicating functional units.

RNC
“Radio Network Controller”. The main element in a radio network subsystem that controls the use and reliability of the radio resources.

SOC
“System-on-a-chip”. The embodiment on a single silicon chip of the essential components that comprise the operational core of a digital system.

Standards
Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies in order to allow for interoperability.

TDD
“Time Division Duplexing”. A duplex operation using a single frequency, divided by time, for transmission and reception.

TDMA
“Time Division Multiple Access”. A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

v

TD-SCDMA
“Time Division Synchronous CDMA”, a form of TDD utilizing a low Chip Rate.

TIA/EIA-54
The original TDMA digital cellular standard in the United States. Implemented in 1992 and then upgraded to the TIA/EIA-136 digital standard in 1996.

TIA/EIA-136
A United States standard for digital TDMA technology.

Technology Transfer
The sale, license or other transfer of technology rights.

Terminal
Equipment at the end of a communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, personal digital assistants, computer laptops and telephones.

3G
“Third Generation”. A generic term usually used in reference to the next generation of digital mobile devices and networks, which provide high speed data communications capability along with voice services.

2G
“Second Generation”. A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets which provide basic voice services.

2.5G
A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services compared to 2G and enhanced Internet access.

UWC-136
An evolved form of the U.S. TIA/EIA-136 digital cellular TDMA standard based on EDGE. Included within the IMT-2000 family of 3G standards.

WCDMA
“Wideband Code Division Multiple Access” or “Wideband CDMA”. The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

Wideband
A communications channel with a user data rate higher than a voice-grade channel; usually 64kpbs to 2mbps.

Wireless
Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

Wireless LAN (W-LAN)
“Wireless local area network”. A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

WTDD
“Wideband TDD” or “Wideband Time Division Duplex, a form of TDD utilizing a high Chip Rate.

In this document, the words we, our, ours, and us refer only to InterDigital Communications Corporation collectively with its subsidiaries.

PART I

Item 1.            BUSINESS

General

We specialize in the architecture, design and delivery of digital wireless technology and product Platforms and the invention of advanced wireless technologies. We market our technologies and solutions primarily to wireless communications equipment producers and related suppliers.

We continue to be a leader in the development of TDMA and CDMA wireless technologies, two main technologies currently used in digital wireless communication networks. Our inventions are embedded into wireless products including the following:

-          Mobile phones

-          Personal digital assistants

-          Other terminal-end wireless devices (e.g., laptops, PC cards)

-          Base stations and other infrastructure equipment

-          Modules and components for wireless devices

Our inventions and innovations serve the needs of manufacturers and operators who supply consumers with advanced communications services and devices that utilize wireless radio frequency-based systems (as opposed to wireline or fiber) to transmit voice and data. Our leadership in developing digital wireless technologies is evidenced by our significant intellectual property, including a worldwide portfolio of patents and patent applications in wireless communications, that we both license to third parties and integrate into our own product development. In addition, through our active participation in the industry’s standards bodies, a number of our inventions are incorporated into the 2G, 2.5G and 3G standards as essential to the implementation of 2G, 2.5G and 3G products. Numerous wireless communications manufacturers have acknowledged that they require a license from us to develop, manufacture, and sell 2G, 2.5G and 3G products.

In 2002, we generated revenues and cash flow through a combination of royalties from the licensing of our patent portfolio and the provision of strategic engineering services.

We are also making investments in the development of WCDMA technology and products. These efforts continue to broaden and deepen our extensive patent portfolio and body of technical know-how related to standards-based wireless technologies and systems. We are actively marketing our technology products to equipment producers and semiconductor manufacturers. In addition, we are seeking to combine our licensing activities with third party product development efforts. We also anticipate moving towards developing technologies that may be utilized to extend the life of current products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G, and may have applicability across multiple air interfaces.

We incorporated in Pennsylvania in 1972. Our corporate and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in King of Prussia, Pennsylvania, USA; Melville, New York, USA; Montreal, Quebec, Canada; and Munich, Germany.

We make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC), through our website: www.interdigital.com.

Wireless Communications Industry Overview

Participants in the wireless communications industry include equipment manufacturers, semiconductor manufacturers, a variety of technology suppliers, applications developers and the operators, or service providers that deliver communications products and services to consumers and businesses. These products are either standards-based products that leverage a common technology across a broad segment of the market, or proprietary products, that typically focus on niche geographic regions or services. In order to achieve economies of scale and allow for interoperability across geographic regions, many market participants have increasingly focused on the standards-based solutions. The wireless market is transitioning from voice-oriented wireless products and services (commonly referred to as Second Generation or 2G), to more fully integrated voice and data services offering higher data rates and enhanced Internet access (commonly referred to as 2.5G). As 2.5G products and services are being adopted, the wireless market is continuing its transition to new mobile devices and services that provide voice and substantially higher rate data-oriented services (commonly known as Third Generation or 3G). The substantial growth in the subscriber base, coupled with an increased demand for services, has caused the wireless industry to design standards and processes for the planned evolution to 3G services. In addition, alternative wireless technologies such as Wireless LAN have experienced an increase in demand.

Over the course of the last decade, the wireless communications industry has experienced rapid worldwide growth. Total worldwide wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.1 billion at the end of 2002. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers will exceed 1.4 billion by the end of 2004.

The growth in new subscribers coupled with the replacement market (existing users upgrading to a new mobile phone) helped fuel sales growth of mobile phones from approximately 115 million units sold in 1997 to approximately 408 million units sold in 2000. In 2001, mobile phone sales declined to 390 million units. In 2002, sales recovered to 423 million units as new mobile phones employing color screens and cameras were offered.

Many industry experts speculate that the slowdown in sales of mobile phones during 2001 can be attributed, in part, to consumers waiting for the next generation of mobile communication products to come to market. The slowing of sales growth also corresponds with the slowdown in the addition of new subscribers as markets in Western Europe became saturated (70%+ penetration), as well as the sluggishness of the global economy. Nonetheless, while the rate of new subscriber additions is growing at a slower pace compared to the late 1990s, the total number of wireless subscribers continues to expand.

We believe the combination of a broad subscriber base and technological change sets the stage for growth in the sales of wireless products and services through the balance of this decade. The introduction of mobile technologies that permit the delivery of enhanced data-oriented services such as messaging and robust Internet access should fuel the sales of wireless products that provide the consumer with access to such services. Early offerings of advanced services in Japan in 2002 were enabled by the sale of 13 million camera phones in Japan. The advanced products are likely to include a broad range of mobile terminal-end devices, including handsets, personal digital assistants, and laptop or notebook computers. Over this decade, demand for mobile devices capable of delivering advanced services as a result of technological change is projected to grow faster than the market for voice-only mobile products and services.

The 3G market is expected to emerge over the course of several years. Its deployment has been delayed due to the global economic downturn, the financial condition of industry participants, and the technological challenges presented. Deployment of 3G networks requires substantial investments in spectrum and infrastructure. Many industry participants and government regulators have delayed or are re-evaluating their deployment plans. Burdened with debt associated with spectrum license awards, a decline in the valuation of telecommunications companies in the capital markets and the corresponding inability to raise additional capital, and delays in the availability of equipment, many operators have delayed the initial launches of 3G services until 2003 and 2004. In order to provide enhanced data services pending additional spending on 3G equipment, many operators began to deploy 2.5G services, including GPRS and EDGE. By the end of 2002, more than 125 operators had GPRS services available commercially. During 2002, CDMA2000 service was launched in Japan, Korea, and the United States as well as several other countries.

The pace and growth of the 3G market will depend upon a variety of factors, including the timing and extent of a global economic recovery and the introduction of new services designed to use the enhanced data capability. Wireless service providers are beginning to install 3G network infrastructure in stages, starting in markets of heavy use. Major manufacturers have reaffirmed their intention to bring commercial volumes of 3G handset products to market during 2003. NTT DoCoMo, the largest wireless operator in Japan, launched a WCDMA 3G network in October 2001 in Japan. Operators conducted WCDMA 3G field trials in parts of Asia and Europe during 2002. In Europe, 43 operators have announced that they expect to launch 3G WCDMA services during 2003.

Evolution of Wireless Standards

Wireless communications standards are formal guidelines for engineers, designers, manufacturers and service providers which regulate and define the use of the radio frequency spectrum for wireless communications products and services used in the marketplace. There are a number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), Engineering Committee TI, and the American National Standards Institute (ANSI), that have responsibility for the development and administration of wireless communications Standards. Most wireless products are manufactured and services are provided to comply with Standards adopted by these organizations either on a regional or worldwide basis.

New standards are typically adopted with each new generation of products. Patents that are “essential” to products built to a particular standard cover inventions that must be used in order to manufacture compliant products. To manufacture products without a license from the holder of an essential patent is an infringing activity. The SDOs do not have the enforcement authority or the ability to protect the intellectual property rights of holders of essential patents. These bodies ask participating companies to formally declare whether they believe they hold patents essential for compliance with a particular standard and whether they are willing to license such patents on a royalty-free basis, or on a royalty-bearing basis on fair, reasonable and nondiscriminatory terms.

First generation mobile wireless products and services were introduced in the 1980s and provide primarily voice services utilizing analog technology. Although analog subscribers have declined steadily since 1998, first generation wireless systems still remain in use worldwide for voice-only services. 2G products and services were introduced in the early 1990s, taking advantage of new digital technologies that greatly increased the capacity, quality of service and flexibility of wireless networks. 2G wireless products and services provide primarily voice services. During 2G deployment, several competing and incompatible versions of digital wireless technologies were deployed as operators around the world constructed their networks.

The principal 2G digital wireless technologies in use today are TDMA and CDMA, with TDMA-based technologies serving over 80% of wireless subscribers worldwide. These TDMA technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, U.S.–based TDMA), PDC, PHS, DECT, and TETRA standards. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, parts of North America and other regions, and serving nearly 70% of all wireless subscribers as of year-end 2002. Due to its dominance in Europe, GSM permits, with very limited exceptions, inter-country roaming for its customers. TIA/EIA 54/136 technology has been deployed primarily in North, Central and South America. PDC technology has been deployed in Japan while PHS technologies are deployed primarily in Japan, the People’s Republic of China (under the name PAS) and Taiwan. DECT is a digital cordless standard that operates primarily in Europe. TETRA is an open digital trunked radio standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities. 2G CDMA-based technologies, which represent approximately 15% of all wireless subscribers, include TIA/EIA-95 (more commonly known as TIA/EIA-95 or cdmaOne), which was commercialized in the 1990s and serves parts of the United States, Japan, South Korea and several other countries. The remaining 5% of worldwide wireless subscribers use First Generation analog technology. In 2002 a number of subscribers used 3G WCDMA systems.

Deployment of TDMA-based 2.5G systems (such as GPRS and EDGE) accelerated in 2002. 2.5G systems are intended to offer higher data rate services, and depending upon the generation of installed infrastructure, can be implemented without substantial additional infrastructure investment. However, 2.5G systems utilizing existing radio spectrum may face capacity constraints as data-rich applications become widely used. The GSM Association, a global organization of wireless operators and manufacturers, estimates that as of September 2002 there are 125 GPRS commercial network deployments worldwide in 52 countries with 35 additional networks under construction. In the fall of 2002, one leading manufacturer announced its intention to make available EDGE-capable handsets and infrastructures starting in 2003.

Deployment of 3G services is expected to allow operators to take advantage of additional radio spectrum allocations and, through the use of higher data speeds, deliver additional voice and data-rich applications to their customers. In late 1999, the ITU established a set of Recommendations for IMT-2000, the internationally accepted umbrella standard for various 3G technologies. IMT-2000 defined five sets of alternative specifications, which can be selected or aggregated by equipment manufacturers to produce standards-compliant 3G wireless products for their customers. The five specifications under the standard include the following forms of CDMA technology: CDMA FDD, CDMA TDD, and Multichannel CDMA (CDMA2000). There are two forms of CDMA TDD in the specifications: WTDD and NTDD (also referred to as TD-SCDMA). WTDD and FDD combined are commonly referred to as WCDMA. The 3G standard also includes two forms of TDMA technology: UWC-136 and a form of DECT. Of the GSM service providers in Europe that have selected a 3G air interface, all have selected WCDMA. WCDMA systems were commercially deployed in Japan in 2001 and expanded with initial deployments and field trials in Europe during 2002. Because Japan had not previously used GSM technology, the initial deployment in Japan was on a single mode basis, and was incompatible with prior installed infrastructure. The lack of legacy GSM infrastructure for backward compatibility has limited the size and growth rate of the initial 3G deployment in Japan. A select number of operators in South Korea, Japan, the United States and a few other countries have selected CDMA2000 as their air interface because it is compatible with their installed infrastructure. TD-SCDMA is being developed as a wireless technology for the People’s Republic of China and for possible export outside of China. Initial spectrum allocation options for TD-SCDMA in China were announced in 2002. Products built to one or more of these specifications are being designed to deliver a varying range of high bandwidth wireless services, including high-speed Internet access, multimedia communications, video conferencing and other forms of data and voice transmissions.

The following chart shows the technology evolution from 2G to 2.5G to 3G based on classification by the standards organizations:

We have focused our technology and product development programs on WCDMA technology-based solutions. WCDMA is comprised of two duplexing methods, FDD and TDD. In an FDD-based transmission, communications signals are separated by frequency and are transmitted in two separate radio bands. In a TDD-based transmission, radio signals are separated by time slots within the same frequency band. Many nations have allocated 3G radio frequency spectrum to give mobile operators the use of both paired (FDD) and unpaired (TDD) frequency bands. This combination of FDD and TDD technologies can maximize the number of users on a system and thereby maximize average revenue per user, total revenues, and return on investment for wireless operators.

Due to their design and operating characteristics, FDD is optimal for use in the paired spectrum while TDD is optimal for use in the unpaired spectrum. FDD is effective in paired radio frequency bands in which relatively equal amounts of data flow in both directions, such as a voice call where the traffic is predictable and symmetrical with relatively constant bandwidth requirements in both the uplink and downlink channels. TDD technology is efficient in handling asymetrical data flows over an unpaired radio frequency band where a very small amount of data is sent in one direction and a great deal of data is sent in the other direction. An individual accessing the Internet or sending data has asymmetric data transmission demands that can be served efficiently with TDD technology. TDD optimizes the use of available spectral resources, reduces delays for the user and provides the highest level of user satisfaction.

In addition, TDD technology provides great flexibility for network deployment because its radio air interface gives optimum coverage in data intensive areas such as shopping malls, airports, university campuses, and enterprise business locations where private intranets, extranets, and virtual private networks are resident.

TDD technology supports intensive data applications because it offers users an increased data rate (up to 2Mbps vs. a maximum of 384 Kbps for FDD technology). The scalable nature of WTDD technology also enables operators to add capacity on demand to support areas of concentrated use.

While global market demand for FDD products is growing in tandem with the emerging market demand for 3G generally, we expect that TDD products will trail the emergence of FDD products.

Strategy

Our strategic objective is to deliver sustainable growth in enterprise value at rates higher than the average for the wireless sector by delivering advanced technologies and products with superior features and performance characteristics to producers of wireless equipment and components. We are accomplishing this objective by leveraging our long heritage of digital wireless expertise and being a preferred provider to wireless communications equipment suppliers and related suppliers of technology and product Platforms, software, and know-how for existing and future wireless markets. Our success in achieving this strategic objective will be affected by market conditions, our success in licensing our patented inventions and know-how, the actions of our competitors, and the timing and deployment of current and future wireless communications technologies, networks and devices. We intend to create enterprise value by monetizing our investment in technology and product development through technology transfers to customers, the delivery of software and hardware products, and the licensing of our intellectual property worldwide. To achieve our strategic objective, we are actively participating in worldwide wireless communications markets, pursuing a strategy built on the following components:

•         Combine our intellectual property licensing with products and services worldwide to maximize the value proposition for our customers and partners. Our substantial portfolio of patented TDMA and CDMA inventions and the capability to license these patents worldwide are valuable assets. Licensed access to these inventions, and the technological know-how they represent, has proven valuable to producers of wireless devices and components around the world. We intend to further leverage our intellectual property by combining it with advanced products and services for appropriate markets, including the 3G market. The products are targeted to include software products (such as Layer 2/3 software protocol stacks) and enabling technology for hardware products (including ASIC designs, related reference designs and software libraries). These products, along with ongoing maintenance and upgrade services, can be sold directly to our customers or through partnerships where we would receive royalties and other fees. We intend to continue to strengthen our 2G and 3G patent portfolio through the selected acquisition of patents and patent licensing rights that extend the breadth and depth of our offerings. Where appropriate, we also intend to expand our licensing activities through strategic relationships under which we would market the technology and access to patented inventions and know-how of other companies to the producers of wireless devices and components.

•         Implement our technology into a diversified array of advanced wireless products. We are implementing our 3G technology into advanced wireless product designs for use by producers of wireless components and finished equipment to maximize the value of our technology investment and to enhance our customers’ competitive offerings. Our activity is focused both on the use of our technology in products for the core 3G market and in related markets where the technology also provides performance advantages.

•         Focus on standardized technology and product innovation while placing our technology and intellectual property rights into wireless standards and products. We have been a leader in developing and promoting key industry standards starting with certain 2G standards in the 1980s and continuing with 3G WCDMA and other wireless standards development, including standards for WLAN and other technologies. By actively participating in standards development, we continue to contribute towards the development of better standards for the marketplace, build recognition of our technical competence, and secure positions for our intellectual property within the technology standards.

•         Expand our base of strategic relationships. We intend to expand our network of customer and partner relationships to further enhance our growth opportunities, create access to new markets and applications for our technologies and products, and strengthen our position in 2G, 2.5G, and 3G markets. We possess longstanding competencies in digital air interface design and the development of solutions for wireless products which enable us to provide product manufacturers with access to our developed know-how. This access gives them cost and risk reduced solutions that accelerate their time-to-market with products that meet market demands. This activity also allows us to explore new markets and take advantage of technology re-use opportunities across multiple communications Platforms utilizing multi-generational technologies. Where appropriate, we pursue agreements with leading companies to transfer our technology, to support those companies seeking to outsource the development and/or modification of technology, as well as offer technology integration and implementation of our technology into their products. Our potential customers and partners include semiconductor producers, systems integrators, OEMs and suppliers of technology that bring complementary production capabilities, technologies, and market access or that seek to outsource the development of wireless technologies.

InterDigital’s Technology Position

We have a strong history developing TDMA and CDMA technologies. With regard to TDMA, we have led the industry in establishing TIA/EIA-54 as a wireless standard in the United States in the 1980s and, through standards-related innovation, have created a substantial portfolio of patented inventions. Our TDMA inventions include or relate to (among others):

•         The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems

•         Methods of synchronizing the operation of TD/FDMA systems

•         A unique approach to managing system capacity and maintaining agility through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions

•         The design of a multi-component base station utilizing distributed intelligence that allows for more robust performance

•         Initializing procedures that enable roaming

•         A number of our TDMA inventions are being used in a broad range of 2G and 2.5G wireless networks and terminal-end mobile and fixed devices and we believe such inventions are essential to those standards. (See, “-Business Activities, Patent and Technology Licensing”.)

Similar to our TDMA inventions, with respect to CDMA technologies we have led industry innovation and patented our resulting CDMA inventions and today hold a significant worldwide portfolio of patents and patent applications for CDMA technology. Similar to our TDMA inventions, we believe that a number of our inventions are essential to the implementation of the 2G and 2.5G and 3G CDMA systems in use today. Our key CDMA inventions include or relate to (among others):

•         Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment

•         Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms

•         Power control: Highly efficient schemes for controlling transmission power output of terminal and base station devices vital in a CDMA system

•         Overlay techniques for communications systems, which allow new wireless systems to be deployed with existing wireless technologies without frequency reallocation

•         Joint detection and interference cancellation for reducing multiple access interference in a physical receiver

•         Soft handover enhancement techniques between designated cells

•         Various sub-channel access and coding techniques

•         Packet data

•         Fast handoff

•         Geo-location for calculating the position of terminal users

•         Multi-user detection (MUD)

Our reputation as an inventor and innovator positions us well to influence the content and direction of the 3G wireless technology standards. Our competitive advantage is derived from the fact that we have both the intimate knowledge of the innovation as well as any intellectual property rights that may attach to such innovations. Our ability to influence the standards development process also helps to create a climate for the growth of business opportunities both by enhancing our image as a key innovator, and providing early intelligence on technologies. We expect our activities in the standards processes will positively affect our future revenue opportunities.

To facilitate our position as a contributor to emerging wireless technologies, we are active in the Third Generation Partnership Project (3GPP), through our membership in the European Telecommunications Standards Institute (ETSI), and have been an active member of several Standards Development Organizations and industry associations that influence and sponsor standards development including the ITU, the Telecommunications Industry Association (TIA), the Engineering Subcommittee T1P1 (T1P1), the Institute of Electrical and Electronic Engineers (IEEE) and the American National Standards Institute (ANSI). For 3G standards, we have submitted nearly 1,000 contributions to standards bodies worldwide and over 60% of those contributions have been adopted. We have made technical contributions in the IEEE Standards bodies and expect that effort to expand. We have also taken leadership positions in a number of these standards bodies. Company management and engineers either have served or are currently serving in a number of leadership positions in key industry standards bodies including past Chair of the IEEE 802.16a Task Group (Broadband Wireless Access, 2-11 GHz), current Chair of the IEEE 802.16e Task Group (Mobile Broadband Wireless Access, based on the 2-11GHz IEEE 802.16a air interface); current Vice Chair of the 3GPP RAN Working Group 3 (WG3); Vice Chair of T1P1.4 Wireless Wideband Internet Access; past North American Rapporteur for ITU-R IMT-2000 Deployment Handbook; past Editor, 3GPP RAN WG1 Physical Layer Procedures (TDD)(R5) and past Editor and Rapporteur, 3GPP RAN WG4, TDD Base Station Classification. In addition to our participation in a number of standards bodies, we are also active in several technology forums that foster our business interests. For example, our Chief Technology Officer (CTO) chairs the Universal Mobile Telecommunications System (UMTS) Forum Task Force on TDD and Wireless LANs, and is the Chair, as well as a member of the Associate Member Interest Group (AMIG) of the GSM Association. Our Chief Operating Officer is the Vice-Chair of the Manufacturing Task Force for the UMTS Forum. A member of our CTO Office is the Co-chair of the GSM Association’s Wireless LANs Task Force. Further, we are a Council Member (a senior level position held by a limited number of the world’s leading wireless companies) of the TD-SCDMA Forum, and a member in the TDD Coalition, an industry consortium which promotes TDD airlink technology.

Based on our history of invention and our extensive participation in the standards bodies, together with extensive use of technology innovation across different standards, we believe that our patent portfolio, including patents applied for, is applicable to all of the air interface protocols described in the IMT-2000 standard. We have indicated to the appropriate standards bodies that we hold patents and patent applications that are essential for implementation of the present 3G standards specifications in products, and have, in conjunction with such indication, declared that our patented inventions will be available for license under the general principles for each standards body. (See, “-Business Activities, Patent and Technology Licensing”.)

Business Activities

Technology and Product Development

Given the dominant global market position today of the GSM service providers, analysts expect that they will maintain a similarly strong market position in the next generation wireless environment. The GSM service providers in Europe that have selected a 3G air interface have selected WCDMA because its adoption offers them backward compatibility with existing infrastructure, thus allowing network phase-in, as well as the most sensible route to 3G services worldwide as a result of lower expected costs and faster time to market. We expect that WCDMA technology (as opposed to the other 3G specifications) will be the dominant technology in the 3G marketplace, once that marketplace is fully developed later this decade. We believe that our heritage of know-how and patented wireless inventions based upon both TDMA and CDMA differentiates us among current enabling 3G technology providers.

We are making significant investments in WCDMA technology development and expect to generate revenues through a combination of intellectual property licensing and product sales. Our current development programs focus on creating enabling inventions as well as hardware and software products for the WCDMA specifications of the 3G standard.

The principal current focus of our technology and product development activity involves the development of technology Platforms for the two modes of WCDMA: FDD and TDD. Our development activity for TDD-based products includes both the wideband form of TDD (WTDD) and the narrowband form of TDD (TD-SCDMA). Our focus on both specifications of WCDMA allows us to offer a complete WCDMA solution to manufacturers of wireless infrastructure and terminal equipment.

With respect to our FDD focus, for the past several years we have been engaged in the implementation of 3G FDD Protocol stacks for WCDMA products. Under our cooperative development and sales agreement with Infineon Technologies AG (Infineon) we have been jointly developing 3G Protocol stacks incorporating FDD technology for terminal unit applications. The 3G Protocol stack interfaces with existing GSM/GPRS hardware and software, and supports Infineon’s 3G baseband processor, and is portable to other baseband processors. In the first quarter of 2003, we successfully publicly demonstrated the 3G Protocol stack’s performance characteristics with critical features, including 384 kbps voice and video transmission capability, on a variety of different hardware Platforms. The Company is now offering its FDD Protocol stack solution for evaluation and sale to 3G terminal unit producers and semiconductor producers. InterDigital and Infineon expect to complete the full multi-mode 3G Protocol stack no later than the first quarter of 2004. Under the agreement, executed in March of 2001 with a duration of nine years from the first sale, if any, of the joint 3G Protocol stack, the parties each own the technology they develop and the parties have cross-

licensed to each other a limited set of patents, in our case, generally applicable to the jointly developed software and related products for specified purposes. We have also agreed to a framework for determining royalties in other 2G and 3G products. No revenues have been generated under this agreement to date. Although we do not intend to participate in or subject the Company to the risks of the first cycle of the FDD product market, we do believe our investment in FDD technology development will result in a favorable return to the Company. (See, “-Risk Factors, We Rely and Intend to Rely on Relationships with Third Parties to Develop and Deploy Products”)

Our TDD technology development work began in 1999, when we entered into a strategic technology development agreement with Nokia Corporation (Nokia) involving the development and validation of fully standards compliant WTDD technology. Under the Nokia agreement, we own all of the developed technology and have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. Under this arrangement, we have been delivering technology building blocks to Nokia for use in 3G wireless products. This development effort is reaching its final stages of verification and testing. During 2002, we completed the system definition for TDD and final deliverables to Nokia in 2003 which will include the delivery of a test Platform that will enable demonstration of the technology to wireless operators, equipment and component producers, and applications developers.

Under the terms of the Nokia development agreement, Nokia agreed to fund the majority of the development effort based on a project budget of $40 million and to maintain an active role in the development plan. During the third quarter of 2001, InterDigital and Nokia amended the development agreement by refining the pace and scope of the program. Nokia agreed to forego its right to terminate the project for convenience and committed to a project maximum of approximately $58 million, up from the original estimate of approximately $40 million. Under the amendment, generally, Nokia was obligated to pay for the work based on negotiated commercial rates and to reimburse certain expenses, up to the project maximum. During 2002, Nokia’s payments reached the agreed maximum amount, less a $1.0 million payment to be made upon completion of the project. We are obligated to complete the project at our own expense. During 2002, we recorded revenue in the amount of $4.5 million from the Nokia development project, and we expect to complete the project during the first half of 2003 without significant impact on our financial position. Certain royalty-free licenses relating to TDD granted under the contract continue after the development work has been completed.

In the first quarter of 2003, we successfully publicly demonstrated the WTDD technology by operating it in a point-to-point environment over a fully functioning radio network controller, base station, and end-user terminal device configured for a mobile environment and demonstrated call setup and a 384 kbps streaming video and audio call.

Beyond the scope of the Nokia project, we are self-funding additional work relating to a WTDD Platform. We believe that a substantial amount of our WTDD technology applies to other TDD technologies, such as TD-SCDMA.

We have experienced varying degrees of preliminary interest among manufacturers and operators as they begin to evaluate their use of unpaired spectrum. Many 3G operators have acquired an unpaired frequency band that can be used for TDD-based services. As a result, as part of our global TDD strategy, we are exploring alternative market strategies to promote the use and proliferation of TDD in addition to our development of WTDD technology and products. This global TDD development strategy includes our participation in China as a Council Member in the TD-SCDMA

Forum, a body focused on the application of NTDD technology in wireless products, and our activity to implement our TDD technology into TD-SCDMA products. We have a small dedicated team working on TD-SCDMA product development, and we will expand that team if there is a strong indication of favorable market interest for NTDD in China or elsewhere that could lead to significant return on the Company’s TDD investment.

Based on our FDD and TDD technology Platforms and development activities, we intend to develop 3G products for sale to telecommunications equipment manufacturers either directly, through our partners, or through other third parties. Additionally, from these efforts we have identified potential new business opportunities, such as direct wireless applications in government programs. The products are expected to include ASICs, reference designs, software and combined RF/Baseband boards. Our business plan is to develop the products either alone or through partnering relationships with appropriate companies. We also seek to license the technology to third parties on a royalty-bearing basis, (See, “-Business Activities, Patent and Technology Licensing”) and we are continuing to seek additional partnerships with wireless communication market leaders resulting in technology or product development or sales relationships.

In connection with our goal to bring WCDMA technology to market in time to meet the emergence of the mass market for 3G products, we are developing the necessary technology leading to a TDD ASIC Platform. We have also developed system level design concepts for multi-mode solutions incorporating TDD and FDD functionality, along with GSM/GPRS technologies. In 2002, we made substantial progress in these technology development programs, hitting key milestones in algorithm, software, Layer 1 implementation and systems development.

We also developed a complete suite of advanced radio resource management algorithms that maximize WTDD performance, lower the deployment costs and enhance operators’ service offerings under different network deployment scenarios. The radio resource management solution offered under our service mark SmartRRM allocates radio resources to suit the character of wireless traffic, optimizing network stability, connection reliability, system capacity, terminal battery consumption, and overall quality of service. The solution features a self-contained, modular software architecture to ease the integration into existing UMTS commercial infrastructure. As a complement to the SmartRRM solution, we have also developed a WTDD end-to-end dynamic simulator to enable the internal validation of the WTDD technology and simulate system performance in a virtual mobile network environment. The end-to-end dynamic simulator will facilitate the transfer of technology models to support client equipment and network planning.

We recorded expenses of $46.7 million, $44.5 million, and $26.0 million during 2002, 2001 and 2000, respectively, related to all of our research, technology and product development. Revenues recognized in 2002, 2001, and 2000 associated with development efforts were $4.5 million, $21.8 million, and $17.2 million, respectively. All of such revenue amounts were associated with our TDD development project with our customer, Nokia, based in Finland. In 2002, 2001, and 2000, respectively, 5%, 42%, and 31% of our total revenue was from Nokia.

Patent and Technology Licensing

Program Overview

We employ a comprehensive program of developing, licensing and protecting our intellectual property. Our wholly-owned subsidiary, InterDigital Technology Corporation (ITC), currently holds approximately 240 United States patents and approximately 520 foreign patents relating specifically to digital wireless radiotelephony technology (including without limitation TDMA and/or CDMA) which expire at differing times primarily ranging from the current year through 2022. ITC has a total of approximately 375 United States patent applications, and approximately 1,443 foreign patent applications under single treaty filings. Single treaty application filings can result in patents in all of the countries which are parties to the treaty, resulting in a number of foreign patents which is a multiple of the number of our foreign patent applications. Our patent applications relate primarily to CDMA or TDMA technologies. During 2002, ITC was granted 158 new patents, 41 of which are in the United States (the majority of which were for CDMA inventions), and applied for more than 780 new patents under single treaty filings worldwide. ITC’s patents have effective terms of up to 20 years from the date of the first application upon which the patent is based. In addition, our wholly-owned subsidiary, IPR Holdings Delaware, Inc. (IPR Holdings), has acquired exclusive licensing rights to certain patents and patent applications owned by Tantivy Communications, Inc. (Tantivy). These patents and patent applications claim inventions related to a variety of digital cellular and other wireless technologies, including inventions used in products made in compliance with the CDMA2000 standard and have effective terms of up to 20 years from the date of their first filing. ITC and IPR Holdings have in the past filed, and will continue to actively file, additional patent applications throughout most of the world, primarily relating to 3G products and certain 2.5G products.

As part of our comprehensive intellectual property program, we have been intensively involved in licensing our patents worldwide, with the ultimate objective of realizing licensing revenues from use by third parties of inventions covered by ITC’s and/or IPR Holdings’ patent portfolios. Based on standards as adopted, we believe that ITC and IPR Holdings have a number of patents or patents applied for that are essential to the implementation of all the technology specifications incorporated in the current 2G and 3G standards. Those standards include, but are not limited to, TIA/EIA-54/136, narrowband CDMA (TIA/EIA-95 and similar standards), WCDMA (both FDD and TDD), CDMA2000, GSM, PDC, PHS and DECT. We also expect that many of our patents or patents that issue from existing applications will be commercially important in the actual 2G and 3G product implementations. Accordingly, ITC and IPR Holdings believe that licenses for a number of their patents are required for third parties to manufacture and sell digital cellular products in compliance with TDMA and CDMA-based standards currently in use worldwide. Currently, numerous manufacturers supply digital cellular equipment conforming to such standards. ITC and IPR also believe that their patents have application beyond the digital cellular environment, including wireless LAN.

ITC and IPR Holdings offer non-exclusive, royalty-bearing patent licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that utilizes our extensive portfolio of intellectual property. In earlier years, we developed intellectual property relating to 2G and 2.5G technologies. As a result, earlier licensing agreements include the 2/2.5G patents generated from such technology development. ITC continues to seek to license its 2/2.5G patents, as the key 2/2.5G patents will generally not expire until starting in 2006, and 2G products remain predominant in today’s market. Also in more recent years, we have been developing intellectual property relating to 3G technologies, which has generated a significant number of 3G patents and is continuing to lead to the filing of additional 3G patent applications. Consequently, ITC’s licensing efforts have expanded to cover its 3G patent rights. We anticipate that we will be able to generate, over time, significant revenue from the licensing of patents for 3G products. We attempt to be both aggressive and creative in structuring broad-based agreements that enable unlicensed companies to meet their obligations to us and position us as a value-added partner, although there can be no assurance that these discussions will result in new licensing agreements.

In addition to patent licensing, we have been actively engaged in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. In 1999, we signed a technology transfer agreement with Nokia involving the development of TDD technology. In 2001, we entered into a strategic relationship with Infineon involving the development of FDD technology and products. (See, “-Business Activities, Technology and Product Development”.)

Licenses

At December 31, 2002, ITC had granted to 28 licensees a total of 31 non-exclusive, generally non-transferable, royalty-bearing or paid-up licenses to use its patents covering 2G and/or 3G standards. These include, 18 licenses relating only to TDMA patents, 2 licenses relating only to 2G CDMA patents, 2 licenses relating to 2G CDMA and TDMA patents, 6 licenses relating to both 2G and 3G patents, 3 licenses relating to narrowband CDMA (TIA/EIA 95 and similar standards) and 3G and 1 relating to 3G patents only. In 2002, 2001, and 2000, respectively, 94%, 50% and 51% of our total revenue was derived from licensees in Japan. Revenues in 2002 from our Japanese licensees NEC Corporation (NEC) and Sharp Corporation (Sharp) were approximately 35% and 30%, respectively. Revenue from Denso Corporation, a Japanese licensee, relating to the discontinuation of their PDC and PHS businesses, constituted approximately 11% of our 2002 revenues.

Our license agreements are structured on a paid-up, prepaid, or current royalty-bearing basis, or a combination thereof. Prepayments are generally made as advances against payment of future royalties, and are non-refundable. As sales of covered products occur, the royalties due are calculated and either applied against any prepayment, or paid in cash. Sometimes, the royalties due are applied in full against the prepayment while other times they are applied in partial satisfaction (e.g., 40%). In the latter case, a royalty would be due for the remaining amount not applied against the prepayment (e.g., 60%). Additionally, royalties on sales of covered products under the license agreement are payable or exhausted against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, percentage of sales, percentage of sales with caps, and other similar measures. The formulas can also vary by other factors including territory, covered standards, quantity, and dates sold. Most of our license agreements provide for the payment of royalties on a convenience basis, where they are payable on all covered products built to a particular standard, although a few provide for payment on an infringement basis, where they are generally only payable when there is a patent issued in the applicable geographic region which the licensee’s covered products infringe. Revenues generated from royalties are subject to quarterly and annual fluctuations. Certain of our licenses are paid-up, and do not require the payment of further royalties, either in whole or in part. For example, with certain limitations, Siemens AG (Siemens) is paid-up under certain of ITC’s patents for 2G and 3G products, NEC is paid-up for PDC and PHS products, Nokia is paid-up for TDD products based upon the scope of technology delivered under the funded development plan, and Matsushita Electric is paid-up for TDMA-based 2 and 2.5G products.

ITC’s initial patent license agreement with Sharp was royalty-bearing, non-exclusive, and generally nontransferable. It covered Sharp’s sale of PDC and PHS products on a world-wide basis through March 19, 2003, at which time it expired. ITC and Sharp are currently engaged in negotiations to extend the term of this agreement. ITC’s other agreement with Sharp covers Sharp’s sale of GSM, narrowband CDMA and 3G products on a worldwide basis. This patent license agreement is royalty-bearing, non-exclusive, generally nontransferable, and expires upon the last to expire of the patents licensed under the agreement. The enforceability of the GSM, narrowband CDMA and 3G license agreement is not linked to the enforceability of the initial license agreement and, as such, has not been affected by the expiration of the initial license agreement. Almost all of our 2002 revenues attributable to Sharp have been generated under the PDC and PHS patent license agreement. The inability to extend this patent license will adversely affect our cash flow and could affect our ability to achieve or sustain acceptable levels of profitability.

Expenditures relating to maintaining our current licenses (other than enforcement proceedings) are minimal, being predominantly administrative in nature. Revenues are used for general corporate purposes.

We are in active discussions with companies on a worldwide basis regarding the licensing of our 2G, 2.5G and 3G-related patents.

In 2002, ITC entered into worldwide, royalty-bearing narrowband CDMA and 3G patent licenses with NEC, Japan Radio Corporation (JRC) and Tantivy. Under its agreement, NEC paid $19.5 million in advance royalties in 2002. Upon the exhaustion of the applicable prepayment, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. This patent license agreement is non-exclusive, worldwide, generally non-transferable, and expires upon the last to expire of the patents licensed under the agreement. The loss of revenues and cash payments under this license agreement would adversely affect our cash flow and results of operations and could affect our ability to achieve or sustain acceptable levels of profitability. Also in 2002, ITC entered into a worldwide, royalty-bearing 2G and 3G patent license with Hop-On Wireless, Inc.

In March 2003, we entered into a worldwide, royalty-bearing, convenience-based (2G) GSM/TDMA and 2.5G GSM/GPRS/TDMA patent license agreements with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson), and a worldwide, royalty-bearing, convenience-based (2G) GSM/TDMA and 2.5G GSM/GPRS/TDMA patent license agreement with Sony Ericsson Mobile Communications AB (Sony Ericsson). With the execution of these agreements, ITC has now licensed manufacturers representing approximately 70% of the worldwide 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA terminal market, and approximately 50% of the infrastructure market. Under the terms of these license agreements ITC expects to receive aggregate payments of approximately $34 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. For periods thereafter through 2006, Sony Ericsson is obligated under the terms of its agreement to pay ITC a royalty on each licensed product sold. In addition, Sony Ericsson is obligated to make non-refundable advance royalty payments to ITC in 2003 covering Sony Ericsson’s projected sales in 2003 and 2004. In exchange for such prepayments, the Company estimates, based on currently available third party projections of Sony Ericsson’s sales of covered products and certain assumptions by the Company regarding such items as Sony Ericsson’s sales, sales mix, and selling prices, that Sony Ericsson’s prepayment to ITC for projected sales in 2003 and 2004 could approximate $20 million to $25 million giving effect to certain royalty rate discounts. Once this initial prepayment is exhausted, Sony Ericsson can either make additional prepayments (net of related discounts and any applicable credits) for 24-month periods or pay royalties at the base rate on sales through 2006. Consistent with the terms of the agreements, the above projections are net amounts after giving effect to applicable source withholding taxes paid on behalf of the Company by the licensees, but prior to consideration of U.S. Federal, state, and local taxes where applicable. Under the terms of its agreement, Ericsson is obligated to pay ITC an annual license fee of $6 million for sales of covered infrastructure equipment for each of the years 2003 through 2006. These license agreements expire upon the last to expire of the patents licensed under each agreement.

The license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung Electronics Co. Ltd. (Samsung) on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA infrastructure and terminal units under their existing patent licensing agreements with ITC. Under the most favored licensee (MFL) provision applicable to their respective patent licenses, both companies are obligated to pay royalties on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson licenses. Our patent license agreement with Nokia, provides that, in exchange for a payment of $31.5 million, Nokia’s royalty obligation to ITC had been paid-up generally with respect to certain 2G and certain 3G covered products through the end of 2001. The MFL provision in this agreement provides that Nokia’s royalty obligations will be defined by and subject to specified risks and uncertainties of the relevant licensing terms applicable to other designated leading manufacturers of wireless telecommunications equipment. Ericsson and Sony Ericsson constitute such leading manufacturers under Nokia’s agreement. The Ericsson and Sony Ericsson license agreements apply to 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA infrastructure and terminal unit products. Accordingly, one or more additional agreements with a designated leading manufacturer will be necessary, in the absence of agreement between ITC and Nokia, to fully define the full scope of Nokia’s obligations under its patent license agreement. The starting point for calculating Nokia’s royalty obligation will be January 1, 2002. In addition, Samsung elected to apply its MFL provision to ITC’s patent license agreement with Nokia as regards Samsung’s 2G and 2.5G TDMA-based products. Therefore, beginning in 2002 Samsung’s royalty rate should be determined in the same manner as Nokia’s royalty rate is determined. There is no assurance that either Nokia or Samsung will agree with ITC as to the applicability of the licensing terms between ITC and Ericsson and Sony Ericsson. The MFL terms include provisions for a period of review, negotiation, and dispute resolution with regard to the determination of royalty obligations of Nokia and Samsung.

In addition to our royalty-bearing 3G licenses, some of our older license agreements include selected rights as to 3G products. For example, our license agreements with Nokia, Siemens and Qualcomm, Inc. (Qualcomm) include a license under certain of our patents to manufacture and sell products compliant with 3G standards, with some limitations. Patents for 3G standards are licensed to Nokia as follows: The Nokia license arrangement was paid-up, generally, with respect to a number of 2G and a number of 3G covered products through the end of 2001 with a structure for determining the royalties thereafter. In addition, as part of our development project with Nokia (See, “Business Activities, Technology and Product Development”), Nokia is licensed on a perpetual, royalty-free basis under patents developed in the project. Generally, Nokia is also licensed on the same basis with respect to patents technically necessary to implement TDD technology; however, such license does not extend to non-TDD functionality. The Siemens and Qualcomm license agreements are fully paid-up with regard to the rights granted, which include selected rights as to 3G products. The Siemens agreement does not include any rights under patents issuing from patent applications filed after December 15, 1999. The Qualcomm agreement excludes, among other things, any rights under our patents as regards TDMA standards, any rights under our patent applications filed after March 7, 1995, as well as any rights to any patents relating to cellular overlay and interference cancellation. Based on these limitations, the Siemens and the Qualcomm agreements do not provide a license under all the ITC patents or IPR Holdings Patents which we believe to be essential to 3G, including CDMA 2000, or all of the inventions which we believe will be essential and which are contained in pending patent applications. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sub-licenses under designated ITC patent and patent applications to Qualcomm’s customers. For some of the ITC patents, Qualcomm’s sublicensing rights are limited to those situations where Qualcomm is selling ASICs to the customer. For a limited number of patents as to which applications were filed prior to March 8, 1995, Qualcomm may grant licenses under such ITC patents regardless of whether the customer is also purchasing an ASIC from Qualcomm.

Acquisition of Patent Rights

In the third quarter 2002, IPR Holdings acquired worldwide patent rights associated with mobile wireless technology from Tantivy. These rights include an exclusive license (subject to certain rights retained by Tantivy), with the right to sublicense, under a number of Tantivy’s patents applicable to, among other products, CDMA2000 products manufactured, used or sold in the United States and other countries where Tantivy’s patents have been filed. These rights also include a non-exclusive license under Tantivy’s smart antenna patents, generally, to manufacture and sell TDD products. IPR Holdings paid Tantivy $1.5 million through the first quarter 2003 and is obligated to pay Tantivy a share of patent license royalties collected on CDMA2000 product sales from agreements entered into after the effective date of the Tantivy license agreement that, in effect, include a sub-license under Tantivy’s patents. In addition, IPR Holdings expects to incur costs in connection with the prosecution of certain of the patent rights. The $1.5 million paid secures IPR Holdings’ rights under the Tantivy license agreement for an initial period of thirty-six (36) months (Initial Period). The maximum payment obligation to Tantivy associated with the sublicenses entered into during the Initial Period, inclusive of the $1.5 million, is $19.0 million. After the end of the Initial Period, IPR Holdings can elect to (i) give up rights granted to it under its license agreement with Tantivy (without impact to existing third party licenses), (ii) increase the maximum payable by $5 million, or (iii) increase the maximum payable up to an additional $5 million in combination with the payment of installments up to an additional $1.5 million. There is no obligation on the part of IPR Holdings, however, to increase the maximum payable or to pay the additional installments. In accordance with the Tantivy License, IPR Holdings’ obligation to make future payments against the maximum payout only arises if (i) IPR Holdings licenses the Tantivy CDMA2000 Patents to third parties, and (ii) royalties are paid by the licensees on sales of CDMA2000 products under those licenses.

In the fourth quarter of 2002, by separate agreement, IPR Holdings obtained the right to market license rights to Tantivy’s smart antenna technology and patents for certain 2G and 3G products in Japan, China, South Korea and Taiwan. We expect to market Tantivy’s smart antenna patents and technology in connection with our patent licensing activities. With respect to certain agreements arranged by IPR Holdings on Tantivy’s behalf that are entered concurrently with new InterDigital licenses to the same party, Tantivy could be entitled to either a pre-determined lump sum amount and/or an amount equivalent to a percentage of patent license royalties collected by us on TIA/EIA-95 product sales under such transactions. With respect to certain other agreements arranged by IPR Holdings on Tantivy’s behalf, IPR Holdings would be entitled to a commission for arranging the transaction.

Legal Proceedings

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, ITC’s patent claims are subject to uncertainties which are typical of patent enforcement generally. The validity of some of ITC’s key patents has been challenged in patent opposition proceedings in a number of jurisdictions, including Germany, Sweden, and Japan. While in a few cases, ITC patents have been invalidated or substantially narrowed, ITC benefits from the fact that its patent licensing program in 2G, 2.5G and 3G is based on a broad portfolio of patents, held worldwide, and not on a single patent or invention. Nonetheless, if any third party successfully asserts that some of our patent claims are not valid or do not cover their products, or if products are implemented in a way such that patents that we believe to be commercially important are not infringed, our licensing potential and revenues could be adversely affected. The cost of enforcing and protecting our patent portfolio can be significant.

If, in order to protect the integrity of our intellectual property, we must utilize litigation as a tool, we will do so selectively, but generally only after we have exhausted other options. The response from unlicensed third parties can come in the form of challenges to the validity and applicability of our patents. The risks to our licensing program from an adverse ruling and the monetary cost of patent litigation can be significant.

Also, ITC and its licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. The license agreements typically provide for private arbitration as the mechanism for resolving disputes. During 2002, ITC and Samsung Electronics Co., Ltd. (Samsung) arbitrated a dispute involving the applicability of the MFL clause contained in ITC’s patent license agreement with Samsung and Samsung’s alleged under-reporting of, failure to report and failure to pay royalties on its more recent covered sales. The dispute dealt with specific contractual terms in the Samsung patent license agreement and did not involve any issue of validity or infringement of ITC’s patents. Also, in 2001, we were involved in an arbitration with NEC over NEC’s underreporting of TDMA-based sales in Japan. That case was settled in 2002 by agreement of the parties wherein ITC and NEC agreed to amend NEC’s TDMA Patent License Agreement to provide for the payment by NEC to ITC of $53 million. This patent license agreement is non-exclusive, worldwide, generally non-transferable, and expires upon the last to expire of the patents licensed under the agreement. In exchange for those payments, NEC’s royalty obligations for PHS and PDC products under the TDMA patent license agreement are considered paid-up. Otherwise, NEC’s TDMA patent license agreement remains materially unaltered by the settlement. Currently, NEC has no further royalty payment obligations under that agreement based on existing pre-paid units and other unique provisions. Concurrently with the settlement, ITC and NEC entered into a worldwide royalty-bearing license agreement for sales of wireless products compliant with all 3G and narrowband CDMA standards under which NEC made a $19.5 million royalty prepayment in the second quarter of 2002. Once that advance is exhausted, NEC will be obligated to pay additional royalties to ITC as it sells licensed products.

The following table presents a limited summary of the technology areas in which we have granted licenses to terminal unit and infrastructure manufacturers under our patents and technology as of March 15, 2003. A number of these licenses are subject to various significant limitations including, for example, the patents and products covered by the license.

COMPANY	2G and 2.5G Standards								3G Standards

	B-CDMA Technology and Patents	TIA/EIA 54/136	GSM/GPRS/ EDGE	PHS (PAS)	PDC	TIA/EIA 95	DECT	TETRA	WCDMA	TD-SCDMA/ CDMA2000

Alcatel Espana	•
American Telephone & Telegraph		•	•	•	•	•
Denso Corporation				•	•
Ericsson Inc. and Telefonaktiebolaget LM Ericsson		•	•	•	•
Hitachi Communication Technologies, Ltd.		•	•	•	•
Hop-On Wireless, Inc.		•	•	•	•		•		•	•
Hughes Network Systems		•
Iwatsu America, Inc.				•
Japan Radio Company			•	•	•	•		•	•	•
Kokusai Electric Co., Ltd.				•	•
Kyocera Corporation		•	•	•	•		•
Matsushita Comm. Indus. Co., Ltd.									•	•
Matsushita Electrical Co. Ltd.		•	•	•	•	•	•	•
Mitsubishi Electric Corp.		•	•	•	•
NEC Corporation		•	•	•	•	•			•	•
Nokia Corporation		•	•	•	•	•	•	•	•	•
OKI Electric Industry, Ltd.		•	•	•	•	•
Pacific Comm. Sciences, Inc.		•	•		•
Qualcomm, Inc.						•			•	•
Robert Bosch GmbH		•	•	•	•
Samsung Electronics Co. Ltd.	•	•	•	•	•
Sanyo Electric Corporation		•	•	•	•		•
Sharp Corporation			•	•	•	•			•	•
Shintom Company			•	•
Siemens AG	•	•	•	•	•	•	•	•	•	•
Sony Ericsson Mobile Communications AB		•	•	•	•		•	•
Tantivy Communications, Inc.			•			•			•	•
Toshiba Corporation		•	•	•	•		•
UbiNetics Ltd.		•	•	•	•

Competition

We are positioning our current development projects principally for the emerging 3G market. This will require continued significant investment in research and development. We have significant engineering resources with substantial expertise in WCDMA technology. Our research and development team has a strong and proven track record of innovation in wireless communications technologies.

However, the entire wireless communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving industry standards. Our future success will depend on our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely basis. (See, “-Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows”.) Our future success will also depend on our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and technology currently under development obsolete and unmarketable. To be successful, we must continue to develop new products and technologies that successfully respond to such changes.

In addition, competition in the wireless telecommunications industry is intense. Our products and services face competition from existing companies providing services comparable to ours and companies developing and marketing other digital and wireless technologies. We face competition from the in-house development teams at semiconductor fabricators and telecommunication equipment suppliers. It is also possible that new competitors may enter the market.

Other digital wireless technologies, particularly CDMA2000, FDD multi-carrier CDMA technology, W-LAN, FDD used in data applications, FDD high speed downlink packet access, and NTDD may have some competitive impact on TDD-based solutions. CDMA2000 has been deployed in parts of Asia and the United States, and such deployment could cause CDMA2000 to gain significant market share and reduce the opportunities for WCDMA. W-LAN, which enables users to connect laptops and personal digital assistants to the Internet, is already being marketed worldwide and is competitive with TDD for deployment in non-mobile, data-only environments. If the initial deployment of FDD for data applications obtains significant market share, or if FDD high-speed downlink packet access gains market acceptance, the niche targeted for TDD could be reduced or eliminated. All of these competing technologies also could impair multi-vendor and operator support for TDD, key factors in defining opportunities in the wireless market. (See, “-Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed”.)

Many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. As a result, our competitors may be more successful than we are. These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to markets. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect third parties’ decisions to purchase products or license technology from us. (See, “-Risk Factors, We Face Substantial Competition From Companies With Greater Resources”.)

We rely on a combination of our patent portfolio and technical know-how to maintain and enhance our competitive position. We believe that licenses under a number of our patents and patents arising from patent applications are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 3G patents. Manufacturers generally recognize the financial and market risks of making and selling products without first obtaining licenses, but sometimes elect to do so because of their financial condition and the burdens of having to secure an indeterminate number of licenses at a perceived high cumulative cost. In response, certain leading manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis, and impose agreed aggregate 3G licensing fees or rates for essential patents among the collaborating parties. In particular, the group desires to set up procedures to identify whether a submitted member patent is essential, to streamline the licensing of those which are deemed essential, and to limit the overall license fees paid for the collaborating members’ entire portfolio of essential patents. The groups, identified as “patent platforms” are likely to be individually formed by collaborating holders of essential patents for each of the principal 3G standards. Participation in this group could result in our entering into a higher number of licensing agreements, at an earlier time, and at lower royalty rates to collaborating members for essential patent access than might otherwise be obtainable outside the patent platform structure, while obtaining reciprocal benefits in the form of comparable licenses to essential patents for any products we may make or sell. We (as well as a number of other major 3G essential patent holders) have not, at this time, elected to participate in any patent platforms, but are not precluded from electing to do so at any future time.

Employees

As of March 20, 2003 we employed 300 full-time individuals consisting of approximately 216 research and development personnel, 11 patent administration and licensing personnel and 73 other personnel, as well as 12 part-time employees. None of our employees are represented by a collective bargaining unit.

Executive Officers

The executive officers of InterDigital are:

NAME	AGE	POSITION

Howard E. Goldberg	57	President and Chief Executive Officer

Charles “Rip” Tilden	49	Executive Vice President and Chief Operating Officer

Richard J. Fagan	46	Executive Vice President and Chief Financial Officer

William J. Merritt	44	Executive Vice President, General Patent Counsel and President of InterDigital Technology Corporation

Alain C. Briancon	43	Executive Vice President and Chief Technology Officer

Mark A. Lemmo	45	Executive Vice President, Product Management and Business Development

Brian G. Kiernan	56	Senior Vice President, Standards

William C. Miller	48	Senior Vice President, Programs and Engineering

Lawrence F. Shay	44	Vice President, General Counsel and Corporate Secretary

Guy M. Hicks	47	Vice President, Corporate Communications and Investor Relations

Howard E. Goldberg was promoted to Chief Executive Officer and appointed as a Director of the Company in November 2000. He was named President in January 2001. Mr. Goldberg had served as Interim President since September 1999. Prior to becoming Chief Executive Officer, Mr. Goldberg also held the position of Executive Vice President – Strategic Alliances from October 1998 to September 1999. Mr. Goldberg also held the positions of Executive Vice President, General Counsel and Secretary from May 1995 to October 1998.

Charles “Rip” Tilden was promoted to the position of Chief Operating Officer in December 2001. Mr. Tilden continues in the position of Executive Vice President of the Company, a position he has held since March 1998. Prior to that, Mr. Tilden held the position of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, Pennsylvania, an office products and paper distribution company, since December 1994.

Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September 1999. Prior to that, Mr. Fagan served as Controller and Treasurer of Quaker Chemical Corporation, a Pennsylvania corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

William J. Merritt was promoted to General Patent Counsel of the Company and President of ITC in July 2001. Mr. Merritt continues in the position of Executive Vice President of the Company, a position he has held since September 1999. Prior to that, Mr. Merritt held the positions of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President-Legal and Assistant Secretary since January 1996.

Dr. Alain C. Briancon joined InterDigital as Executive Vice President and Chief Technology Officer in January 2001. From 1996 through December 2000, Dr. Briancon served as Vice President and General Manager of Motorola Inc., with the Advanced Services Applications Platform Division within the Semiconductor Product Sector from 1999 to December 2000, the Digital Experience within the Personal Communication Sector from 1998 to 1999, and the FLEX™ Information Networking Division Messaging Systems Product Group during 1998. Prior to that, he served as Vice President and Director of Motorola’s FLEX™ Architecture, Protocols and Standards Group from 1995 to 1997.

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

Lawrence F. Shay joined InterDigital as Vice President, General Counsel and Corporate Secretary in November 2001. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly-held Internet professional services corporation, from June 1999 to June 2001, Executive Vice President from September 2000 until June 2001, and Senior Vice President from June 1999 until September 2000. US Interactive, Inc. filed a Chapter 11 bankruptcy petition in January 2001 and a reorganization plan was confirmed in September 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

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

InterDigital’s executive officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements which provides for severance pay and continuation of designated benefits. Mr. Goldberg’s agreement generally provides for the payment of severance of up to a maximum of eighteen months salary and up to a maximum of eighteen months continuation of medical and dental benefits. The other executives’ agreements generally provide for the payment of severance up to a maximum of one year’s salary and up to a maximum of one year’s continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

This Annual Report, including Item 1, “Business” and Item 7, “Management’s Discussion and Analysis”, contains forward-looking statements reflecting, among other things: (i) our current strategic objectives to (a) position the Company in the marketplace as a preferred provider of wireless communications technology and products, and to deliver advanced wireless technologies and products with superior performance capabilities and features to equipment and component manufacturers, (b) continue to invest in and develop wireless technologies and develop products for 2G, 2.5G, and 3G standards, (c) focus on continued development of standardized technologies and products while placing our technology and intellectual property rights into standards and a diverse array of advanced wireless products in the wireless markets, (d) capitalize on the value of our intellectual property through patent licensing, technology transfers, product sales, and by combining our licensing initiatives with product or service offerings (or a combination thereof) on a worldwide basis, (e) bring to market, with strategic partners or on our own, wireless solutions and products; (ii) our belief as to the impact of the Ericsson and Sony Ericsson license agreements on the royalty obligations of Nokia and Samsung; (iii) our beliefs and expectations as to future revenue, cash flow, and operating expenses, trends in the wireless industry, and performance of our licensees; (iv) our belief that 3G WCDMA technologies will be the dominant 3G technologies in the wireless market over the next decade; (v) analysts’ and industry experts’ beliefs and forecasts as to the market position of WCDMA technology in the next generation of wireless services, the market for wireless products and services, 2G, 2.5G and 3G market growth, and the nature and performance of wireless products and services; (vi) our beliefs and expectations as to 2G, 2.5G and 3G product and technological capability, the successful development and the applications for our technology and products, growth of the wireless market, product sales generally and of our licensees, demand for wireless products, timing of 2.5G and 3G market development, our competitors and competing technologies, the impact of our standards activities on revenues, and the applicability of our patents and patent applications to technologies in industry standards and to other technologies; (vii) manufacturers’ intentions to bring 2.5G and 3G products and technologies to the market during 2003 and thereafter; and (viii) our ability to enter into new customer, partner, and licensing relationships, bring 2.5G and 3G products to market on a timely basis or at all, secure patent protection for our inventions, reuse WTDD in other technologies, create a return on our investment in the various technologies, collect royalties under existing license agreements and settlement agreements, and derive revenues from our patents. Words such as “expect”, “anticipate”, “attempt”, “speculate”, “believe”, “should”, “likely”, “predict”, “strategy”, “objective”, “pursuing”, “goal”, “intend”, “could”, “plan”, “may”, and “trends”, and similar expressions and variations of such words, are intended to identify such forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Annual Report. Each of the following factors as well as other information in this Annual Report should be considered in evaluating our business and prospects.

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We are subject to risks inherent in the development of the next generations of wireless technology. New technological innovations generally require a large investment before they are commercially viable. We may be making substantial, non-recoverable investments in the development of TDD and FDD technologies that do not result in meaningful revenue. To increase future revenues and our share of the 3G market, we are dependent upon the wide deployment of products based on WCDMA technology, generally, and in particular, on the market acceptance and deployment of wideband TDD technology. Other digital wireless technologies, particularly CDMA2000, FDD multi-carrier CDMA technology, W-LAN, FDD used in data applications, and FDD high speed downlink packet access are expected to be competitive with TDD. CDMA2000 has been deployed in parts of Asia and the United States, and such deployment could cause CDMA2000 to gain significant market share and reduce the opportunities for WCDMA. W-LAN, which enables users to connect laptops and personal digital assistants to the Internet, is already being marketed worldwide and is competitive with TDD in a non-mobile, data-only environment. If the initial deployment of FDD for data applications obtains significant market share, or if FDD high speed downlink packet access gains market acceptance, the niche targeted for TDD could be reduced or eliminated. All of these competing technologies also could impair multi-vendor and operator support for TDD, key factors in defining opportunities in the wireless market. If TDD is not adopted in the mainstream markets or in a time period we expect, or adopted in a manner which justifies our continuing investment in the technology, or we are unable to secure partner support for our WTDD program, we may change our strategic plan to reduce or eliminate such continuing investment and/or to capture more lucrative market opportunities. Additionally, if TDD is not adopted and widely used, our strategic plan will require a significant shift and a portion of our anticipated revenue may not materialize.

The 3G Market May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the emerging 3G market. These projects do not have direct bearing on the 2.5G or any other market which might develop after the 2G market but prior to the development of the 3G market. The 3G market has and may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. For example, the potential exists for 3G preemption by the success of 2.5G solutions now being bought, tested and fielded. In addition, there could be fewer applications for our technology and products than we expect. Economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile products, continued growth in telecommunications services that would be delivered on 3G devices, and availability of capital for and the high cost of infrastructure improvements could also affect the rate and pace of 3G market development. Failure of the 3G market to materialize to the extent or at the rate which we expect would reduce our opportunities for sales and licensing and could materially adversely affect our business, financial condition and operating results.

Our Future Financial Condition and Operating Results are Likely to Fluctuate.

Our financial condition and operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our operating results may continue to fluctuate because (i) our markets are subject to increased competition from other products and technologies and announcements of new products and technologies by our competitors; (ii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, or the timing, nature or amount of revenues associated with strategic partnerships; (iii) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; (iv) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, design-arounds, changes to the standards, and adverse court decisions; and (v) our revenues are in large part dependent on sales by our licensees which is outside of our control. General economic and other conditions causing a downturn in the market for our products in development or technology could also adversely affect our operating results. Nevertheless, we base our decisions regarding our operating expenses and capital expenditures on a combination of current cash balances, anticipated cash flow trends and the level of expenditures required to execute our strategic plan. Because the base level of many of our expenses is relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter and result in operating income or losses. In addition, increased expenses which could result from factors such as increased litigation costs or actions designed to keep pace with technology and product market targets could adversely impact near-term operating results. The foregoing factors are difficult to forecast and these, as well as other factors, could adversely affect both our quarterly and annual operating results and financial condition.

Additionally, while we license a portfolio of patents, our 2G licensing revenue is expected to be impacted negatively over time by the decline of the 2G market coupled with the expiration of certain of our TDMA patents in coming years. Our revenue and cash flow also could be impacted by: (i) the deterioration of the financial condition of any licensee or the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect; and (ii) the failure of 2G and 2.5G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

Global Economic Weakness That Impacts the Wireless Communications Industry Could Negatively Affect Our Financial Condition and Operating Results.

Recent economic weakness has had wide-ranging effects on markets that we serve, particularly equipment manufacturers, semiconductor companies, and network operators. Economic weakness has slowed the growth rate of handset sales by our paid-up licensees and may lead to decreased sales by other current and prospective licensees, resulting in a reduction in the recognition of royalty revenues. The reduction of capital spending and research and development budgets and the delay of product introduction may reduce demand for 3G products, including our technology and products under development. Continued weakening demand in these areas will adversely affect our ability to maintain our current cashflow and could harm our financial condition and operating results.

The Number of Licensors and Lower Royalty Rates Could Adversely Impact Our Future Revenue and Cash Flow.

A number of companies have made claims as to the essential nature of their patents for products for the 3G market. Additionally, licensees, individually and collectively, are increasingly demanding that the royalty rates for 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for their 3G products be capped at a maximum amount. Both the increasing number of potential licensors of 3G technology and any downward pressure on royalty rates for such technology could cause a decrease in the royalty rates we receive for use of our patented inventions causing future revenue to be lower than we anticipate.

We Face Substantial Competition From Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other technologies, (See, Our Technologies May Not Be Widely Deployed), from existing companies that provide products and services comparable to ours such as in-house development teams at semiconductor corporations and telecommunication equipment suppliers, as well as from new competitors to the market. Many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. In particular, our more limited resources and capabilities may adversely impact our competitive position if the market trends toward the provision of an existing complete platform solution which larger equipment manufacturers have the ability to provide.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.

Our market success depends, in part, on our ability to keep pace with changes in industry standards, technological developments, and varying customer requirements, as well as pricing our products competitively. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to these shifts or experience any significant technical, financial, or other delays in the development, introduction or commercial availability of our products and technology, we could miss a critical market window, reducing or eliminating our ability to capitalize on our technology, products, or both.

Our 2002 Revenues were Primarily Derived from Two Patent License Agreements with Japanese Companies, one of which expired in the first quarter of 2003.

Revenues from patent license agreements with NEC and Sharp accounted for 65% of our revenues in 2002. Revenues attributable to Sharp comprised approximately 30% of total revenue in 2002. Most of the revenue from Sharp was generated under our 2G patent license agreement with Sharp, which expired in March 2003. This license agreement was royalty-bearing, non-exclusive, and generally non-transferable. It covered Sharp’s sale of PDC and PHS products on a world-wide basis. We are seeking to extend the term of this license with Sharp; however, there can be no assurance that we will be successful, either at all or on favorable or comparable terms.

In the event the term of the Sharp license agreement is not extended, or Sharp or NEC fail to meet their payment obligations under their respective license agreements with us, our future revenue and cash flow would be adversely impacted. Additionally, the future level of revenue and cash flow from these two companies could be impacted by general economic conditions in Japan and would be impacted by each company’s respective success in selling covered products in markets both inside and outside of Japan. However, as a result of the expected revenues and cash flow from Ericsson and Sony Ericsson under their respective license agreements (See, “-Business Activities, Patent and Technology Licensing, Licenses”), the financial impact resulting from any failure by Sharp or NEC to fulfill their payment obligations under their license agreements, or a failure to extend the term of the Sharp license agreement, would be reduced. Additionally, receipt of any significant payments from Nokia and Samsung related to their license agreements (See, “-Business Activities, Patent and Technology Licensing, Licenses”), would significantly reduce the financial impact of any failure by Sharp or NEC to fulfill their obligations under their license agreements, or of a failure to extend the term of the Sharp license agreement.

We Rely and Intend to Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. Our plan contemplates that these third parties will give us access to product capability, markets and additional libraries of technology. We currently have a limited number of such third party relationships. To date, we have not entered into any semiconductor partnership relating to our TDD technology. We have only one semiconductor partner in our FDD technology development effort, Infineon, and if we commence an FDD Access Stratum development effort with another semiconductor company for terminal unit applications, Infineon may engage a third party for the development or modification of a new FDD Access Stratum. Our failure to enter into such additional relationships or successfully execute such relationships, could impair our ability to introduce portions of our technology and resulting products. For example, we believe that securing one or more strategic partners will enable us to more fully productize our WTDD technology and secure field trials, without which our ability to secure multi-vendor support for WTDD and productize our technology might be impaired. This, in turn, might impede our ability to achieve sustainable cash flows and revenues. In addition, delays in entering into such relationships could cause us to miss critical market windows. Further, the failure to maintain existing relationships and to establish new relationships, all on satisfactory terms with capable partners, could also adversely affect our future financial condition and our operating results. We have also begun outsourcing a minor portion of development work. If these outsourcing partners do not fulfill their obligations to us, we risk delays in meeting time to market goals.

Claims by Third Parties That We Infringe Their Intellectual Property on Which We Rely Could Adversely Affect Our Business.

From time to time, certain companies may assert that their patent, copyright and other intellectual property rights are also important to the industry or to us. In that regard, from time to time third parties provide us with copies of their patents relating to digital wireless technologies and offer licenses to such technologies. We in turn evaluate such patents and the advisability of obtaining such licenses. If any of our products were found to infringe on protected technology, we could be required to redesign such products, license such technology, and/or pay damages to the infringed party. If we are unable to license protected technology used in our products and/or if we cannot economically redesign such products, we could be prohibited from marketing such products. In such case, our prospects for realizing future revenue could be adversely affected. In particular, a number of third parties have claimed to own patents essential to various 3G standards. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of our WCDMA products.

Our Revenue and Cash Flow Depend Upon Our Success in Enforcing Patent Rights and Protecting Other Intellectual Property.

Over the next several years, our strategic plan depends upon our continued ability to generate patent licensing revenue and cash flow related to the sale by third parties of handsets and infrastructure compliant with the 2G TDMA digital cellular standards in use today, among them GSM, TIA/EIA-54/136, PDC and PHS. Our ability to collect such revenue relating to our 2G TDMA-based patents is subject to a number of risks. First, the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent licensing agreements with ITC. There is no assurance that either Nokia or Samsung will agree with ITC as to the applicability of these licensing terms, and these matters may have to be resolved through arbitration. This could (a) cause delays or changes in the anticipated amounts owed and/or paid by such parties, (b) impact anticipated leverage in patent licensing activities, and (c) impact our objective of combining licensing with product-oriented business relationships. Additionally, revenue and cash flow from existing and potential 2G licensees may also be impacted by challenges to the validity of any license agreement and the royalty obligations or payments thereunder, or result in rejection or modification of any license agreement. Our strategic plan also depends upon our ability to generate patent licensing revenue from the sale by third parties of 3G products. Our ability to generate such revenue is subject to certain risks. First, many of our inventions which we believe will be employed in 3G products are the subject of patent applications which have not yet been issued by the relevant patent reviewing authorities. While we intend to prosecute and vigorously defend such patent applications, we cannot assure that these patent applications will be granted or that the resulting patents will be infringed by 3G products. While discussions with unlicensed companies are proceeding, significant negotiation issues arise from time to time. For example, manufacturers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, certain manufacturers of 3G products have shown reluctance to license our 3G patents because a leading wireless company has agreed to indemnify them against allegations of infringement. Additionally, our ability to generate 3G patent licensing revenue is dependent on our licensees’ success in selling 3G products. This, in turn, may be affected by many other factors, which are described in this “Risk Factors” section, including global economic conditions, buying patterns of end users, competition and the changing technology and market landscapes.

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the validity of ITC’s patents. In some instances, certain of ITC’s patent claims have been declared invalid or substantially narrowed. While ITC continues to maintain a worldwide portfolio of patents that it believes are valid and infringed, and while we intend to vigorously defend and enforce such patents, we cannot assure that the validity of our patents will be maintained or that any of our key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of ITC’s key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents and/or have determined that our patents are unenforceable. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention which, in turn, could negatively impact our results of operations. Moreover, third parties could circumvent the patents held by our wholly-owned subsidiary, ITC, through design changes. Any of these events could adversely affect our prospects for realizing future income.

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues

Certain of our licenses contain provisions which could cause the licensee’s obligation to pay royalties to us to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of our existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions could interfere with ITC’s ability to generate recurring licensing revenue under the existing agreements or the timing of such revenue.

We Face Risks From Doing Business in Global Markets

A significant part of our strategy involves our continued pursuit of business opportunities in a number of international markets. In doing so, we could be subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property and enforcing contractual commitments in foreign jurisdictions; government regulations, tariffs and other applicable trade barriers; currency control regulations; political instability; natural disasters, acts of terrorism and war; potentially adverse tax consequences; inability to enforce contractual commitments abroad; and general delays in remittance and difficulties of collecting non-U.S. payments. In addition, we are also subject to risks specific to the individual countries in which our customers, our licensees and we do business.

In addition, a long lasting downturn in the global economy that impacts the wireless communications industry could negatively affect our revenues and operating results. The global economy is in a slowdown that has had wide-ranging effects on our licensees and the markets that we target, particularly wireless equipment manufacturers and network operators. In particular, recent economic weakness in Japan, from which a significant portion of our 2002 revenue was derived, may continue to lead to decreased sales by current and prospective licensees. This downturn has had and is expected to continue to have a negative effect on, among other things, the ability and willingness of companies to invest in technological and product development, and the sales of our licensees (which, in turn, affects our revenues). We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and our other operating results may be impaired.

Consolidations in the Wireless Communications Industry Could Adversely Affect Our Business

The wireless communications industry has experienced consolidation of participants, and this trend may continue. The increasing concentration within the wireless industry may reduce the number of licensing opportunities and may, in some instances, result in the loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies competitive to our technologies, we could lose market opportunities.

We Depend on Sufficient Engineering and Licensing Resources

Competition exists for qualified individuals with expertise in licensing and with significant engineering experience in emerging technologies, like WCDMA. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new licenses and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

Market Predictions are Forward-Looking in Nature

Our market strategy is based on our own predictions and on analyst, industry observer and expert predictions, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements could affect these predictions. If any of these predictions are wrong, our strategic plan may require a significant shift and our operating results could be adversely affected.

If Wireless Handsets Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, like pacemakers, telemetry and delicate medical equipment. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets, and cause a decrease in demand for the products of our licensees and customers. Concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation, could reduce demand for the products of our licensees and customers.

Item 2.             PROPERTIES

The Company owns one facility, subject to a mortgage, for approximately 52,000 square feet, in King of Prussia, Pennsylvania. The Company is party to a lease expiring in 2007, for approximately 67,000 square feet of space in Melville, New York. The Company is also a party to a lease expiring in 2006, for approximately 11,918 square feet of space in Montreal, Canada. These facilities are the principal locations for our technology development activities.

Item 3.             LEGAL PROCEEDINGS

Ericsson

On March 14, 2003, ITC and Ericsson Inc. entered into an agreement to settle their longstanding patent infringement lawsuit. In connection with the settlement, ITC entered into worldwide, royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with the following standards: TIA/EIA 54/136, GSM, GPRS, EDGE, PDC, PHS, and additionally with respect to covered terminal units only, all other TDMA standards. Under these agreements, ITC expects to be paid approximately $34 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. For periods thereafter through 2006, Sony Ericsson will be obligated to pay ITC a royalty on each licensed product sold. In addition, Sony Ericsson will make non-refundable advance royalty payments to ITC in 2003 covering Sony Ericsson’s projected sales in 2003 and 2004. The Company estimates, based on currently available third party projections of Sony Ericsson’s sales of covered products and certain assumptions by the Company regarding such items as Sony Ericsson’s sales, sales mix, and selling prices, that Sony Ericsson’s prepayment to ITC for projected sales in 2003 and 2004 could approximate $20 million to $25 million after giving effect to certain royalty rate discounts. Once this initial prepayment is exhausted, Sony Ericsson can either make additional prepayments (net of related discounts and any applicable credits) for twenty-four month periods, or pay royalties at the base rate on sales through 2006. Consistent with the terms of the license agreements, the above projections are net amounts after giving effect to applicable source withholding taxes paid on behalf of the Company by the licensees, but prior to consideration of U.S. Federal, state, and local taxes where applicable. Ericsson is obligated to pay ITC an annual license fee of $6 million for sales of covered infrastructure equipment for each of the years 2003 through 2006. In connection with the settlement, we were also granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

As part of the settlement of the litigation, the parties requested, and the Court signed, a Stipulation and Order of Dismissal dismissing the case with prejudice.

Samsung

In February 2002, the Company’s wholly-owned subsidiary InterDigital Technology Corporation (ITC) filed a Complaint against Samsung with the International Chamber of Commerce (ICC), International Court of Arbitration. The dispute involved the applicability of the MFL clause contained in ITC’s patent license agreement with Samsung and Samsung’s alleged underreporting of, failure to report, and failure to pay royalties on its more recent covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee’s agreement. In particular, the dispute related to the manner in which ITC’s patent license agreement with Nokia should apply to Samsung under Samsung’s MFL rights included in its 1996 patent license agreement with ITC.

The dispute dealt with specific contractual terms in the Samsung patent license agreement and did not involve any issue of validity or infringement of ITC’s patents.

An evidentiary hearing was held during the third quarter of 2002. In December 2002, the ICC rendered a decision, under which, Samsung’s MFL rights were applied retroactively until January 29, 1999, the date of the Nokia patent license agreement. The ICC decision also determined Samsung’s royalty obligation on sales of licensed TDMA products for the period commencing January 29, 1999 through December 31, 2001, to be approximately $4.4 million, reducing Samsung’s prior royalty credit of $18.7 million ($11.5 million of which had previously been recognized as revenue by the Company) to $6.7 million. As a result of the ICC decision, we recognized approximately $0.5 million of revenue in the fourth quarter 2002 related to Samsung’s royalty obligations through December 31, 2001.

Also, pursuant to Samsung’s election regarding the Nokia patent license agreement under its MFL rights, Samsung’s royalty obligations (against which the $6.7 million credit would apply) for sales of 2G and 2.5G TDMA wireless communications products commencing January 1, 2002 will be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By reference to the Nokia patent license agreement, Samsung’s royalty obligations for sales of 2G and 2.5G TDMA wireless communications products commencing January 1, 2002 will be defined by the relevant licensing terms between ITC and Ericsson and ITC and Sony Ericsson.

Other

ITC has filed patent applications in numerous foreign countries. In the ordinary course of business, ITC currently is, and expects from time to time to be, subject to challenges with respect to its patents and patent applications in foreign countries. ITC intends to vigorously defend its patents. However, if any of ITC’s patents or applications are revoked, ITC’s patent licensing opportunities in the relevant foreign countries, and possibly in other countries, could be materially and adversely affected.

In addition to litigation associated with patent enforcement and licensing activities and the litigation described above, we are a party to other legal actions also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other actions will not materially affect us.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.            MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of the high and low sales prices of InterDigital’s Common Stock as reported by The Nasdaq Stock Market.

	High	Low

2001

First Quarter	$14.56	$5.00

Second Quarter	15.81	8.06

Third Quarter	13.50	5.00

Fourth Quarter	$11.76	$6.50

	High	Low

2002

First Quarter	$12.40	$8.29

Second Quarter	13.64	8.58

Third Quarter	9.51	6.32

Fourth Quarter	$19.10	8.83

As of March 20, 2003, there were approximately 1,851 holders of record of our Common Stock.

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

Item 6.             SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands except per share data)

Consolidated Statements of Operations Data:	2002	2001	2000	1999	1998

Revenues:
Licensing and alliance	$87,895	$52,562	$51,244	$66,171	$92,470
Product and services	—	—	5,634	4,496	6,751
Total revenues	$87,895	$52,562	$56,878	$70,667	$99,221
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	$2,375	$(19,421)	$5,564	$26,451	$36,713
Earnings (loss) per common share before cumulative effect of change in accounting principle - basic	$0.04	$(0.36)	$0.11	$0.55	$0.76
Earnings (loss) per common share before cumulative effect of change in accounting principle - diluted	$0.04	$(0.36)	$0.10	$0.52	$0.75

Cumulative effect of change in accounting principle	$—	$—	$(53,875)	$—	$—
Net income (loss) applicable to common shareholders	$2,375	$(19,421)	$(48,311)	$26,451	$36,713
Earnings (loss) per share - basic	$0.04	$(0.36)	$(0.91)	$0.55	$0.76
Earnings (loss) per share - diluted	$0.04	$(0.36)	$(0.91)	$0.52	$0.75

Weighted average number of shares outstanding - basic	52,981	53,446	52,855	48,357	48,380
Weighted average number of shares outstanding - diluted	56,099	53,446	57,306	50,495	48,771

Pro forma effect of change in accounting principle:
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	NA	NA	NA	$35,488	$4,573
Net income (loss) per share - basic	NA	NA	NA	$0.73	$0.09
Net income (loss) per share - diluted	NA	NA	NA	$0.70	$0.09

Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,337	$17,892	$12,343	$14,592	$20,059
Short-term investments	65,229	72,471	76,644	68,550	32,218
Working capital	111,845	87,696	87,390	95,498	54,752
Total assets	191,178	148,381	141,625	126,571	99,523
Total debt	2,159	2,342	2,560	3,005	3,772
Total shareholders’ equity	$78,791	$60,274	$73,910	$109,507	$75,808

Item 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained in this document. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-K.

We develop advanced wireless technologies and products that facilitate voice and data communications. Our current technology development programs are focused on creating intellectual property and both hardware and software products for the Wideband Code Division Multiple Access (WCDMA) air-interface protocols of the Third Generation (3G) standards. We are currently developing both WCDMA Frequency Division Duplex (FDD) and WCDMA Time Division Duplex (TDD) technology Platforms. The primary markets for both our technologies and solutions capabilities are wireless communications equipment producers and related suppliers. In addition, we license our Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) patents to wireless equipment manufacturers worldwide. We continue to broaden and deepen both our extensive body of technical know-how and our patent portfolio related to wireless technologies and systems through continuous invention and innovation, while also linking our licensing activities to emerging product development efforts, particularly in the area of WCDMA. Our strategic objective is to create substantial long-term value as one of the leading developers and providers of advanced air-interface and full system-on-a-chip technology for the wireless communications industry. We intend to generate a return on our investment in 3G technologies through technology transfers to customers, the delivery (either alone or through alliances) of software and hardware products and the licensing of our intellectual property throughout the world.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements, and are included in Item 8 of the Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of the Company’s financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to revenue recognition, income taxes, and long-lived intangible patent assets. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue Recognition: We derive revenue principally from patent licensing, know-how licensing and compensated development agreements. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front, non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalty rates on covered products sold by licensees, cross-licensing terms between InterDigital and other parties, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period of such agreements. In other circumstances, such as those agreements involving payments for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue between past, current and future years may be difficult to establish. In such instances, after considering the facts and circumstances, we may apply judgment in determining the appropriate recording of revenue between periods. Use of a different set of decisions to recognize revenue associated with such transactions may result in higher or lower revenue being recorded in particular years; however, such decisions only affect the timing of revenue recognition and do not impact our liquidity or financial position because, in general, payment terms in these arrangements are fixed and based on objective contractual measures. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all the following criteria are met: written agreements have been executed; delivery of technology or intellectual property rights has occurred or services have been rendered; fees are fixed and determinable; and collectibility of fees is reasonably assured. When we determine that elements of an agreement represent a settlement of a litigation, we report the proceeds of the settlement as other income.

Patent licensing arrangements usually consist primarily of up-front, non-refundable fees (including royalty prepayments that are exhausted through future sales of licensee products, payments related to past sales of licensee products, payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license) and recurring royalties. Prior to 2000, we recorded revenue from upfront, nonrefundable patent license fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Effective January 1, 2000, we modified our licensing revenue recognition policy in response to Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, that was issued by the Securities and Exchange Commission Staff in December 1999. SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to various revenue transactions, including licensing agreements involving up-front, non-refundable payments. These payments can represent either royalty prepayments that are exhausted through future sales of licensee products or payments related to paid-up licenses in which the licensee makes a single payment for a lifetime patent license. Following SAB No. 101 guidance, we reflected in our 2000 results a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of up-front payments that represent amounts which either had not yet been exhausted through sales of covered products by licensees as of January 1, 2000 or were expected to be recognized in the future on a straight-line basis over the expected period of use by the licensee. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize the remaining deferred revenue balance related to the unexhausted prepayment in the period we receive such evidence. In the years 2002, 2001 and 2000, we recognized approximately $21.4 million, $9.9 million and $12.5 million of revenue and $17.8 million, $8.1 million and $10.4 million of earnings, respectively, related to the deferred amounts on a post-SAB No. 101 basis.

Royalty revenue is recognized as earned in accordance with the specified terms of each license agreement, most of which provide for quarterly or semi-annual reporting of royalties due to the Company. We generally recognize royalty revenue as earned, based on royalty reports provided by our licensees. In some cases, royalty revenue is accrued prior to formal reporting by licensees when reasonable estimates of such amounts can be made. These estimates are based on both the historical royalty data of the licensees involved and currently available third party forecasts of royalty-related product sales in the applicable market. When our licensees formally report royalties for which we accrued revenues based on estimates, we adjust revenue for the period in which the reports are received.

Revenue from agreements that may include patents, technology and know-how, and development components is recognized based on the fair value of the elements delivered, which generally includes both services and intellectual property license rights. Due to the combined nature of some agreements, the total revenue from such agreements may be recognized over the combined period of the agreements.

We recognize revenues associated with compensated development arrangements on either a time and materials basis or under the percentage-of-completion method of accounting, depending on the terms of the agreement. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profit are subject to revision as the contract progresses to completion. Under the percentage-of-completion method, revenue is recognized based on the percentage that incurred contract costs to date bear to total estimated contract costs, after giving effect to the most recent estimates of total contract costs. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes apparent.

Income Taxes: Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management determined that it is more likely than not that such assets will not be realized.

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, have generated a federal tax net operating loss (NOL) carryforward of approximately $137.6 million as of December 31, 2002. Generally accepted accounting principles require that we establish a net deferred tax asset consisting of estimated future benefits of existing NOLs, offset by a valuation allowance associated with any portion of NOLs for which management believes that it is more likely than not that we will not be able to utilize such NOLs to offset future taxes. Due to the current size of our NOL carryforward in relation to our NOL utilization history, we have provided a full valuation allowance on all deferred tax assets other than that associated with federal alternative minimum tax credit carryforward. We consider potential estimated future taxable income and tax planning strategies in determining the need for the valuation allowance. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily foreign withholding taxes on patent license royalties, state taxes and the federal alternative minimum tax) associated with current taxable income. It is possible, however, that we could generate taxable income in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward benefit. Upon reaching such a conclusion, we would immediately record the estimated realizable value of some or all of the deferred tax asset and, after its utilization, would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 35% to 38% under current tax laws. If and when recognized, the tax benefit associated with deductions related to the exercise of employee stock options, representing approximately one half of these NOLs, will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision. Subsequent revisions to the estimated realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the then existing NOL was utilized.

Patents: We capitalize the costs to obtain patents and patent license rights. Capitalized costs associated with patents obtained directly by the Company are amortized on a straight-line basis over their estimated useful life of 10 years. Capitalized costs associated with the acquisition of patent licensing rights are amortized on a straight-line basis over the life of the patent rights. We assess the potential impairment to net capitalized patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of the patent assets over their useful life. The estimate of cash flows is based primarily upon expected future patent licensing royalties. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using discounted cash flows.

RECENT SIGNIFICANT TRANSACTION

In March 2003, we entered into worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with Second Generation (2G) GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. These agreements resolved a patent infringement lawsuit with Ericsson that was scheduled for trial in May 2003. We also were granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

We expect to receive aggregate payments currently estimated to be approximately $34 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. These payments should be received over four quarters, commencing in the second quarter 2003. We expect to receive approximately $16 million of the $34 million in 2003. We will recognize the total expected payments as other income in the first quarter 2003.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson will be obligated to pay us a royalty on each licensed product sold. In return for advance royalty payments covering projected sales of covered products for discreet twenty-four month periods, Sony Ericsson will receive certain prepayment discounts and credits. The initial advance royalty payments for the first twenty-four month period are mandatory and Sony Ericsson is obligated to make these payments in the second and third quarters of 2003. Based on currently available third party projections of Sony Ericsson’s sales of covered products and certain assumptions by the Company regarding such items as Sony Ericsson’s sales, sales mix, and selling prices, we estimate that the total prepayments for the first twenty-four month period could be in the range of $20 million to $25 million. Once the initial prepayments are exhausted, Sony Ericsson would have the option to make additional advance royalty payments (net of related prepayment discounts and any applicable credits) or, pay royalties on an ongoing basis at undiscounted base royalty rates. The advance royalty payments will be recorded as deferred revenue and recognized as revenue in the periods in which Sony Ericsson exhausts such prepayments through the sale of covered product.

Ericsson also is obligated to pay us an annual license fee of $6 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The annual license fee will be recognized as revenue on a straight-line basis each year.

We expect that a portion (less than 10%) of amounts to be paid by Ericsson and Sony Ericsson will be used by us to satisfy an insurance reimbursement obligation.

The license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing agreements with us. Under the most favored licensee (MFL) provision applicable to their respective patent licenses, both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson licenses. The MFL terms include provisions for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Based on the Company’s application of the MFL provision, currently available third party estimates of Nokia’s and Samsung’s sales of covered products in 2002, and the Company’s assumptions regarding such items as Nokia’s and Samsung’s sales mix, selling prices, and market share, the Company projects that Nokia’s royalty obligation for 2002 could be in the range of $100 million to $120 million and Samsung’s royalty obligation for 2002 could be in the range of $22 million to $27 million. Further, based on the application of the MFL provision and assumptions noted above, recent market forecasts, and the advance payment of royalties (net of related discounts and any applicable credits) consistent with the terms of the Ericsson and Sony Ericsson agreements, the Company projects that 2003 royalty revenue from Nokia could be in the range of $80 million to $90 million, 2003 royalty revenue from Samsung could be in the range of $20 million to $24 million, and the aggregate advance royalty payments from Nokia and Samsung for 2003 and 2004 could be in the range of $180 million to $220 million. Once these initial prepayments are exhausted, Nokia and Samsung can either make additional advance royalty payments (net of related discounts and any applicable credits) for discreet twenty-four month periods, or pay royalties at undiscounted base royalty rates on sales through 2006. The Company will not record revenue associated with the Nokia and Samsung license agreements until all elements required for revenue recognition are met.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2002, our net use of cash for operating activities was $2.6 million. In 2001, we generated net cash of $9.6 million from operating activities. The use of cash in 2002 was due in large part to outflows related to cash operating expenses incurred during 2002, which outflows were largely offset by the net receipt of $29.5 million from NEC Corporation of Japan (NEC) associated with the first installment payment related to the settlement of the 2G Dispute and the royalty prepayment under the 3G Agreement as described in greater detail under “Results of Operations” below. The positive operating cash flow in 2001 resulted principally from net cash receipts of approximately $27.5 million related to advance royalties under 3G licensing agreements with Matsushita Communications Industrial Co., Ltd. and Sharp Corporation (Sharp). These payments were also offset, in part, by outflows related to cash operating expenses.

Net cash flows used in investing activities decreased to $4.8 million in 2002 from $6.2 million in 2001. In 2002, we converted $7.2 million of short-term, highly liquid securities into cash, net of purchases, compared to $4.4 million in 2001. In addition, investments in property, equipment, information systems and patents were $12.0 million in 2002 compared to $10.6 million in 2001. The increase in 2002 reflects increased patent filing costs associated with accelerated inventive activities over the past few years.

During 2002, net cash provided by financing activities was $11.8 million compared to $2.2 million in 2001. The increase in 2002 primarily resulted from higher net proceeds related to option and warrant exercises and employee stock purchases ($12.3 million in 2002 versus $2.6 million in 2001).

As of December 31, 2002, we had $87.6 million of cash, cash equivalents and short-term investments, compared to $90.4 million as of December 31, 2001. We expect to augment this balance during 2003 with payments before taxes from NEC totaling $39.8 million. In addition, we also expect to receive payments from Ericsson and Sony Ericsson in 2003 currently estimated to be in the range of $36 million to $41 million and could receive substantial cash flow from Nokia and Samsung as described in greater detail under “Recent Significant Transaction” above. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $41.6 million at December 31, 2002 from $8.0 million at December 31, 2001. The increase was principally the result of an increase in receivables of $39.8 million associated with the settlement of the 2G Dispute with NEC.

Consistent with our strategy to focus our resources on the development and commercialization of both 3G technology and product Platforms, we expect to see modest growth in operating cash needs related to sustaining current staffing levels and continued investments in enabling capital assets in 2003. Capital expenditures in 2003 for hardware, software, patents and other items needed to support technology and product Platform development programs, product positioning initiatives, and our patent licensing program are expected to be in the range of $8 million to $12 million. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds (including the NEC, Ericsson, and Sony Ericsson expected payments noted above), primarily from patent licensing royalties. At present, we do not anticipate the need to seek additional financing through either bank facilities or the sale of debt or equity securities.

Following is a summary of our consolidated debt and lease obligations at December 31, 2002:

Obligation	Total	1-3 Years	4-5 Years	Thereafter

Debt	$2,159	$557	$398	$1,204
Operating leases	7,127	5,419	1,708	—

Total debt and operating lease obligations	$9,286	$5,976	$2,106	$1,204

As of December 31, 2002, we had NOL carryforwards of approximately $137.6 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and U.S. alternative minimum taxes (“AMT”) when applicable. We do not expect to pay federal income taxes (other than AMT) until these NOLs are fully utilized.

Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to either lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value reflected on the Company’s balance sheet at December 31, 2002.

RESULTS OF OPERATIONS

2002 Compared With 2001

In January 2002, we entered into a worldwide, royalty-bearing license agreement (3G Agreement) with NEC for sales of wireless products compliant with all 3G and narrowband CDMA standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (2G Agreement).

In connection with the 3G Agreement, we received a non-refundable advance royalty of $19.5 million in April 2002 and recognized revenue of approximately $18.3 million related to that advance royalty in 2002. We will continue to recognize additional revenue as licensed products are sold. Once the initial advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We will continue to recognize additional revenue if and as products covered under the 3G Agreement are sold.

In connection with the settlement of the 2G Dispute, we received $13.25 million in April 2002, as the first of four equal nonrefundable installments totaling $53 million. The second installment was received in January 2003. The remaining two installments are payable in the second and fourth quarters of 2003, respectively. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In 2002, we recognized approximately $12.3 million of revenue related to this settlement. At December 31, 2002, our balance sheet included $39.8 million in accounts receivable due under the 1995 Agreement. Our deferred revenue balance contained approximately $40.7 million related to these receivables and the $13.25 million in cash previously collected under this agreement.

Revenues

Revenues in 2002 increased to $87.9 million from $52.6 million in 2001. The increase was due to a significant increase in patent licensing royalty revenues that more than offset an expected decline in revenues from specialized engineering services.

2002 patent licensing royalty revenues increased 170% to $83.3 million from $30.8 million in 2001. The increase in 2002 was due largely to (i) $30.6 million of revenue from NEC related to sales of covered products under the 3G Agreement (nearly $8.0 million of which was attributable to the pre-2002 build-out of 3G systems in Japan by NEC) and the settlement of the 2G Dispute, (ii) an increase of over $10.0 million in royalties from Sharp, a Japanese licensee, and (iii) the recognition of $16.5 million of deferred revenue ($9.6 million of which was recognized in the fourth quarter 2002) associated with nonrefundable and non-transferable patent license prepayments previously received from Kyocera corporation (Kyocera) and Denso Corporation (Denso) that have discontinued sales of covered GSM products. These increases were partially offset by decreased royalties from Samsung and other licensees.

In 2002, specialized engineering services revenues associated with the final stages of the WTDD technology development work for Nokia were $4.5 million compared to peak development related revenues of $21.8 million in 2001. In 2002, and the second half of 2001, revenues related to the WTDD technology development work were calculated and recorded in accordance with the percentage-of-completion method. The final $1.0 million payment associated with this contract will be withheld until final delivery of the remaining technology required under the agreement has been made. We currently expect final delivery to occur in the second half of 2003 and will defer the recognition of the final $1.0 million of specialized engineering services revenue associated with the agreement until that time.

Operating Expenses

Development expenses increased 5% to $46.7 million in 2002 from $44.5 million in 2001. This increase was due primarily to increased full year staff and related support costs primarily devoted to 3G WCDMA technology Platform and product development and a provision for an estimated loss of $1.2 million associated with that portion of the WTDD development work for Nokia being accounted for on the percentage-of-completion method.

Sales and marketing expenses of $4.3 million in 2002 decreased 8% compared to $4.7 million in 2001, mainly due to lower tradeshow costs.

General and administrative expenses for 2002 decreased 3% to $14.5 million from $14.9 million in 2001, primarily as a result of lower outside legal costs in 2002.

Patents administration and licensing expenses increased 47% to $13.2 million in 2002 compared to $9.0 million in 2001. Approximately $2.0 million of the increase over 2001 resulted from higher commissions related to higher patent licensing royalty revenues. The remainder of the increase versus 2001 was essentially attributable to higher costs associated with patent enforcement and ongoing patent maintenance activities and higher patent cost and acquired license rights amortization.

Other Income and Expense

Interest income for 2002 decreased to $2.3 million from $4.9 million in 2001 due to lower investment yields in 2002 compared to 2001.

Income Taxes

The income tax provision in both 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

2001 Compared With 2000

Revenues

Revenues in 2001 totaled $52.6 million, compared to $56.9 million (including $5.6 million of final sales related to wireless local loop (WLL) products) in 2000. Revenues from comparable activities increased $1.3 million in 2001 while the total decreased due to the discontinuance of WLL product sales in 2001. Royalty revenues in 2001 decreased to $30.8 million from $34.1 million in 2000. The decrease in 2001 was primarily due to the impact of a weakened wireless market in the fourth quarter of 2001 on the sales of wireless products by our licensees, particularly those in Japan. Specialized engineering services revenue increased to $21.8 million in 2001 from $17.2 million in 2000 due to increased activity levels on the WTDD development program for Nokia.

Cost of Product

There was no cost of product in 2001 because we did not sell any manufactured products. Cost of product in 2000, related to the final sales of WLL products, was $5.2 million.

Operating Expenses

Development expenses increased 71% to $44.5 million in 2001 from $26.0 million in 2000. This increase was primarily due to significant increases in both professional staff (which increased by approximately 60 people during 2001) and activity levels devoted to 3G WCDMA technology Platform and product development.

Sales and marketing expenses increased 20% to $4.7 million during 2001 compared to $3.9 million in 2000. The increase was primarily due to increases in both personnel and professional services in support of pre-3G sales and marketing activities.

General and administrative expenses for 2001 increased 11% to $14.9 million from $13.4 million in 2000. The increase was essentially the result of higher personnel levels and higher depreciation costs related to infrastructure and resource additions necessary to support development program expansion and other strategic initiatives.

Patents administration and licensing expenses increased 76% to $9.0 million compared to $5.1 million in 2000. The increase was due to higher costs associated with patent related enforcement activities in 2001.

Other Income and Expense

Interest income for 2001 decreased to $4.9 million from $6.3 million in 2000 due mainly to lower interest rates in 2001 compared to 2000.

Income Taxes

The income tax provision in both 2001 and 2000 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Expected Trends

In 2003, our operating results and cash flow will benefit from the license agreements with Ericsson and Sony Ericsson and could be materially affected by licensing agreements with Nokia and Samsung as described in greater detail under “Recent Significant Transaction” above. In addition, our remaining baseline revenues continue to be largely dependent on trends in the mobile wireless market, particularly in Japan, and on the performance, inside and outside the Japanese marketplace, of a select number of Japanese equipment producers. We expect to benefit from their apparent early success in penetrating markets outside Japan with 2G and 2.5G handsets with enriched features and early entry 3G handsets and infrastructure. We expect our first quarter 2003 revenues to be largely dependent on royalties associated with our 2G and 3G agreements with NEC and Sharp and our 2G agreements with Ericsson and Sony Ericsson. We also expect to expand our licensee base with new agreements in 2003 and pursue renewal of a 2G license agreement with Sharp that expired in the first quarter 2003. However, our level of success and the timing of any such agreements are difficult to predict at present. We also anticipate maintaining relatively stable employment levels in the near term. As such, we expect quarterly operating expense levels to be in the range, or slightly above, those experienced in the past few quarters.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003 for any exit or disposal activities after that date.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We account for stock-based compensation using the intrinsic value method and provide disclosures as required under SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the impact of adopting FIN 45 will have a material impact on our financial statements.

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

The following table provides information about our cash and investment portfolio as of December 31, 2002. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. All investment securities are held as available for sale.

(in thousands)

Cash and demand deposits	$12,378
Average interest rate		0.00%
Cash equivalents	$9,959
Average interest rate		1.68%
Short-term investments	$65,229
Average interest rate		3.06%
Total portfolio	$87,566
Average interest rate		2.47%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In thousands)

	2003	2004	2005	2006	2007	2008 and Beyond	Total Fair Value

Fixed Rate	$189	$192	$176	$191	$207	$1,204	$2,159
Weighted Average
Interest Rate	8.16%	8.22%	8.28%	8.28%	8.28%	8.28%	8.25%

Item 8.             INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULES:

Schedule II – Valuation and Qualifying Accounts	75

          All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of InterDigital Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital Communications Corporation and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of InterDigital Communications Corporation and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 14, 2002.

PricewaterhouseCoopers LLP
March 14, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InterDigital Communications Corporation:

We have audited the accompanying consolidated balance sheets of InterDigital Communications Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material aspects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Philadelphia, Pennsylvania
February 14, 2002

The consolidated financial statements for the year ended December 31, 1999 are not required to be presented in the 2002 Annual Report on Form 10-K.

REPORT OF MANAGEMENT

Management is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States considered appropriate in the circumstances to present fairly the company’s financial position, results of operations and cash flows. The financial statements include some amounts that are based on management’s best estimates and judgments.

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

The Audit Committee of the Board of Directors, which is composed of independent directors, meets periodically with management and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee’s oversight role with respect to corporate accounting, financial reporting practices and integrity of financial reports, as well as legal and regulatory compliance therewith. Both management and the independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

The financial statements as of and for the year ended December 31, 2002, have been audited by the company’s independent accountants, PricewaterhouseCoopers LLP, in accordance with auditing standards generally accepted in the United States. Their report is presented herein.

Howard E. Goldberg President and Chief Executive Officer

Richard J. Fagan Executive Vice President and Chief Financial Officer

King of Prussia, Pennsylvania March 31, 2003

FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	DECEMBER 31, 2002	DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,337	$17,892
Short-term investments	65,229	72,471
Accounts receivable	53,486	14,479
Prepaid and other current assets	7,627	6,385

Total current assets	148,679	111,227

PROPERTY AND EQUIPMENT, NET	14,091	14,402
PATENTS, NET	15,016	11,334
OTHER NON-CURRENT ASSETS	13,392	11,418

	42,499	37,154

TOTAL ASSETS	$191,178	$148,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$189	$184
Accounts payable	5,412	4,412
Accrued compensation and related expenses	5,886	5,985
Deferred revenue	17,087	10,490
Foreign and domestic taxes payable	5,434	907
Other accrued expenses	2,826	1,553

Total current liabilities	36,834	23,531
LONG-TERM DEBT	1,970	2,158
LONG-TERM DEFERRED REVENUE	73,583	62,418

TOTAL LIABILITIES	112,387	88,107

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized-$2.50 Convertible Preferred, 54 shares issued and outstanding, liquidation value of $1,375	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 56,267 shares and 54,391 shares issued and outstanding	563	544
Additional paid-in capital	285,869	271,461
Accumulated deficit	(198,945)	(201,320)
Accumulated other comprehensive income	210	221
Unearned compensation	(838)	(2,564)

	86,864	68,347
Treasury stock, 1,500 shares of common held at cost	8,073	8,073

Total shareholders’ equity	78,791	60,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,178	$148,381

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,

	2002	2001	2000

REVENUES:
Licensing and alliance	$87,895	$52,562	$51,244
Product revenues	—	—	5,634

	87,895	52,562	56,878

COST OF PRODUCT AND OPERATING EXPENSES:
Cost of product	—	—	5,200
Sales and marketing	4,330	4,698	3,919
General and administrative	14,477	14,898	13,408
Patents administration and licensing	13,162	8,959	5,095
Development	46,686	44,500	26,013

	78,655	73,055	53,635

Income (loss) from operations	9,240	(20,493)	3,243

OTHER INCOME (EXPENSE):
Interest income	2,276	4,885	6,300
Interest and financing expenses	(257)	(258)	(244)

Income (loss) before income taxes	11,259	(15,866)	9,299

INCOME TAX PROVISION	(8,748)	(3,418)	(3,607)

Net income (loss) before cumulative effect of change in accounting principle	2,511	(19,284)	5,692

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET	—	—	(53,875)

NET INCOME (LOSS)	2,511	(19,284)	(48,183)

PREFERRED STOCK DIVIDENDS	(136)	(137)	(128)

Net income (loss) applicable to common shareholders	$2,375	$(19,421)	$(48,311)

NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - BASIC	$0.04	$(0.36)	$0.11

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.04	$(0.36)	$(0.91)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	52,981	53,446	52,855

NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – DILUTED	$0.04	$(0.36)	$0.10

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.04	$(0.36)	$(0.91)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – DILUTED	56,099	53,446	57,306

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	$2.50 Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Unearned Compensation	Treasury Stock	Total Stockholder’s Equity	Total Comprehensive Income

BALANCE, DECEMBER 31, 1999	10	510	249,976	(133,588)	—	(1,769)	(5,632)	109,507

Net loss	—	—	—	(48,183)	—	—	—	(48,183)	$(48,183)

Total Comprehensive Income									$(48,183)

Exercise of Common Stock options	—	7	3,706	—	—	—	—	3,713
Tax benefit related to Stock options	—	—	604	—	—	—	—	604
Exercise of Common Stock warrants	—	16	8,012	—	—	—	—	8,028
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	53	(128)	—	—	—	(75)
Conversion of Preferred Stock to Common Stock	(5)	1	4	—	—	—	—	—
Sale of Common Stock under Employee Stock Purchase Plan	—	1	508	—	—	—	—	509
Issuance of Restricted Common Stock	—	3	5,073	—	—	(5,076)	—	—
Amortization of unearned compensation	—	—	—	—	—	2,248	—	2,248
Treasury Stock acquired	—	—	—	—	—	—	(2,441)	(2,441)

BALANCE, DECEMBER 31, 2000	5	538	267,936	(181,899)	—	(4,597)	(8,073)	73,910

Net loss	—	—	—	(19,284)	—	—	—	(19,284)	$(19,284)
Net unrealized gain on Short-term investments	—	—	—	—	221	—	—	221	221

Total Comprehensive Income									$(19,063)

Exercise of Common Stock options	—	2	1,249	—	—	—	—	1,251
Exercise of Common Stock warrants	—	1	335	—	—	—	—	336
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	44	(137)	—	—	—	(93)
Sale of Common Stock under Employee Stock Purchase Plan	—	1	802	—	—	—	—	803
Issuance of Restricted Common Stock	—	2	1,095	—	—	(930)	—	167
Amortization of unearned compensation	—	—	—	—	—	2,963	—	2,963

BALANCE, DECEMBER 31, 2001	5	544	271,461	(201,320)	221	(2,564)	(8,073)	60,274

Net income	—	—	—	2,511	—	—	—	2,511	$2,511
Net unrealized loss on Short-term investments	—	—	—	—	(11)	—	—	(11)	(11)

Total Comprehensive Income									$2,500

Exercise of Common Stock options	—	7	5,865	—	—	—	—	5,872
Exercise of Common Stock warrants	—	9	4,731	—	—	—	—	4,740
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	44	(136)	—	—	—	(92)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,253	—	—	—	—	1,255
Issuance of Common Stock options to a non-employee	—	—	37	—	—	—	—	37
Issuance of Restricted Common Stock	—	1	1,044	—	—	(635)	—	410
Tax benefit from exercise of stock options	—	—	1,434	—	—	—	—	1,434
Amortization of unearned compensation	—	—	—	—	—	2,361	—	2,361

BALANCE, DECEMBER 31, 2002	$5	$563	$285,869	$(198,945)	$210	$(838)	$(8,073)	$78,791

The accompanying notes are an integral part of these statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEAR ENDED DECEMBER 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$2,511	$(19,284)	$(48,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,268	6,375	4,491
Deferred revenue recognized	(54,738)	(9,877)	(12,500)
Increase in deferred revenue	72,500	30,611	—
Cumulative effect of change in accounting principle, net of tax		—	53,875
Amortization of unearned compensation	2,361	2,963	2,248
Decrease (increase) in deferred charges	(805)	(4,240)	1,685
Other	53	(49)	—
Decrease (increase) in assets:
Receivables	(39,007)	2,449	(6,044)
Inventories	—	—	3,092
Other current assets	(1,030)	743	6,964
Increase (decrease) in liabilities:
Accounts payable	550	(70)	2,028
Accrued compensation	(99)	2,243	(584)
Other accrued expenses	5,800	(2,297)	(1,737)

Net cash (used) provided by operating activities	(2,636)	9,567	5,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(124,466)	(107,857)	(126,814)
Sales of short-term investments	131,697	112,251	118,720
Purchases of property and equipment	(6,519)	(7,616)	(6,806)
Patent costs	(5,475)	(2,974)	(1,973)

Net cash used by investing activities	(4,763)	(6,196)	(16,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	12,314	2,606	12,250
Payments on long-term debt, including capital lease obligations	(378)	(335)	(445)
Cash Dividends on preferred stock	(92)	(93)	(75)
Purchase of treasury stock	—	—	(2,441)

Net cash provided by financing activities	11,844	2,178	9,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,445	5,549	(2,249)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,892	12,343	14,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,337	$17,892	$12,343

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued purchase of patent rights	$450	$—	$—

Leased asset additions and related obligation	$195	$117	$—

Interest paid	$229	$201	$235

Income taxes paid, including foreign withholding taxes	$5,592	$5,485	$1,202

Non-cash dividends on preferred stock	$44	$44	$53

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Investments are held at amortized cost, which approximates market value. At December 31, 2002 and 2001, all of our short-term investments were classified as available-for-sale with unrealized gains and losses included as a separate component of equity, net of any related tax effect. Gross unrealized gains on short-term investments were $0.2 million at December 31, 2002 and 2001.

Cash and cash equivalents consist of the following (in thousands):

	December 31,

	2002	2001

Money market funds and demand accounts	$22,160	$16,231
Repurchase agreements	177	1,661

	$22,337	$17,892

The repurchase agreements are fully collateralized by United States Government securities and are stated at cost which approximates fair market value.

Short-term investments consist of the following (in thousands):

	December 31,

	2002	2001

US Government agency instruments	$37,131	$38,857
Corporate bonds	28,098	33,614

	$65,229	$72,471

Other Assets

Other assets consist primarily of prepaid foreign withholding taxes and prepaid commissions. We often pay foreign withholding taxes and commissions at the beginning of our patent license relationships in connection with our collection of related up-front payments. We capitalize these foreign withholding tax and prepaid commissions payments and recognize them in the same period as the related revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over their lease term, which is generally five-to-ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred.

Internal-Use Software Costs

Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use”, we capitalize costs associated with software for internal-use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. During the years ended December 31, 2001 and 2000, we capitalized $0.1 million and $1.8 million, respectively, of costs associated with a new ERP system. These costs are included within property and equipment and are being amortized over three years. Amortization expense of these costs was $0.6 million in 2002 and 2001, and $0.1 million in 2000. Accumulated amortization related to these costs was $1.4 million and $0.7 million at December 31, 2002 and 2001, respectively.

Patents

The costs to obtain patents and patent license rights have been capitalized. Capitalized costs associated with patents obtained directly by the Company are amortized on a straight-line basis over their estimated useful lives of 10 years. Capitalized costs associated with the acquisition of patent licensing rights are amortized on a straight-line basis over the life of the patent rights. Amortization expense was $2.2 million, $1.8 million and $1.5 million in 2002, 2001 and 2000, respectively. Accumulated amortization was $13.8 million and $11.6 million at December 31, 2002 and 2001, respectively.

The estimated aggregate amortization expense for patents and patent rights as of December 31, 2002 is as follows (in thousands):

2003	$2,831
2004	2,778
2005	2,502
2006	1,892
2007	$1,310

Development

All engineering development expenditures are charged to expense in the period incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” all costs incurred related to the development of wireless software to be sold, embedded in our products or otherwise marketed are expensed as incurred because costs qualifying for capitalization under such pronouncement have not been significant.

Revenue Recognition

We derive revenue principally from patent licensing, know-how licensing and compensated development agreements. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front, non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalty rates on covered products sold by licensees, cross licensing terms between InterDigital and other parties, and the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period of such agreements. In other circumstances, such as those agreements involving payments for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue between past, current and future years may be difficult to establish. In such instances, after considering the facts and circumstances, we may apply judgment in deferring the appropriate recording of revenue between periods. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all the following criteria are met: written agreements have been executed; delivery of technology or intellectual property rights has occurred or services have been rendered; fees are fixed and determinable; and collectability of fees is reasonably assured. When we determine that elements of an agreement represent a settlement of a litigation, we report the proceeds of the settlement as other income.

Patent licensing arrangements usually consist primarily of upfront, nonrefundable fees (including royalty prepayments that are exhausted through future sales of licensee products, payments related to past sales of licensee products or payments related to a paid-up license in which the licensee makes a single payment for a lifetime patent license) and recurring royalties. Prior to 2000, we recorded revenue from upfront, nonrefundable patent license fees as revenue upon the signing of the applicable license agreement because we had delivered the license and had no remaining obligations. Effective January 1, 2000, we modified our licensing revenue recognition policy in response to Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to various revenue transactions, including licensing agreements involving upfront, nonrefundable payments. These payments can represent either royalty prepayments that are exhausted through future sales of licensee products or payments related to paid-up licenses in which the licensee makes a single payment for a lifetime patent license. Following SAB No. 101 guidance, we reflected in our 2000 results a net after-tax cumulative effect of change in accounting principle of $53.9 million to defer the net portion of upfront payments that represent amounts which either had not yet been exhausted through sales of covered products by licensees as of January 1, 2000 or were expected to be recognized in the future on a straight-line basis over the expected period of use by the licensee. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize the remaining deferred revenue balance related to the unexhausted prepayment in the period we receive such evidence. In the years 2002, 2001 and 2000, we recognized approximately $21.4 million, $9.9 million and $12.5 million of revenue and $17.8 million, $8.1 million and $10.4 million of earnings, respectively, related to the deferred amounts on a post-SAB No. 101 basis.

Royalty revenue is recognized as earned in accordance with the specified terms of each license agreement, most of which provide for quarterly or semi-annual reporting of royalties due InterDigital. We generally recognize royalty revenue as earned based on royalty reports provided by our licensees. In some cases, royalty revenue is accrued prior to formal reporting by licensees when reasonable estimates of such amounts can be made. These estimates are based on both the historical royalty data of the licensees involved and currently available third party forecasts of royalty related product sales in the applicable market. When our licensees formally report royalties for which we accrued revenues based on estimates, we adjust revenue for the period in which the reports are received.

Revenue from agreements that may include patents, technology and know-how, and development components is recognized based on the fair value of the elements delivered, which generally include both services and intellectual property license rights. Due to the combined nature of some agreements, the total revenue from such agreements may be recognized over the combined period of the agreements.

We recognize revenues associated with compensated development arrangements on either a time and materials basis or under the percentage-of-completion method of accounting, depending on the terms of the agreement. The percentage-of-completion method relies on estimates of total contract revenue and costs. Revenues and profit are subject to revisions as the contract progresses to completion. Under the percentage-of-completion method, revenue is recognized based on the percentage that incurred contract costs to date bear to total estimated contract costs, after giving effect to the most recent estimates of total contract costs. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes apparent.

Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method and provide pro forma disclosures related to our stock-based compensation under the provisions of Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”.

At December 31, 2002, the Company has three stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees ”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the Company underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation ”, to stock-based employee compensation:

	2002	2001	2000

(In Thousands, except per share data) Year Ended December 31,
Net income (loss) applicable to Common
Shareholders – as reported	$2,375	$(19,421)	$(48,311)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(18,993)	(27,687)	(30,587)

Net loss applicable to Common Shareholders – pro forma	$(16,618)	$(47,108)	$(78,898)

Net income (loss) per share – as reported – basic	0.04	(0.36)	(0.91)
Net income (loss) per share – as reported – diluted	0.04	(0.36)	(0.91)

Net (loss) per share – pro forma – basic	(0.31)	(0.88)	(1.49)
Net (loss) per share – pro forma – diluted	(0.31)	(0.88)	(1.49)

   (a)    No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in an NOL carryforward position and the realization of such benefit cannot be assured.

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments. Our accounts receivable are derived principally from patent license agreements and engineering services. At December 31, 2002 and 2001, two customers represented 95% and 93%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large multi-national wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt, approximate their fair values.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. No such adjustments were recorded in 2002, 2001 or 2000.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Net Income (Loss) Per Common Share

Basic earnings per share (EPS) are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other securities with features that could result in the issuance of Common Stock were exercised or converted to Common Stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income (loss) per share computation (in thousands, except for per share data):

(In thousands, except per share data) Year Ended December 31, 2002	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income per Share – Basic:
Income available to common shareholders	$2,375	52,981	$0.04

Dilutive effect of options, warrants and convertible preferred stock	—	3,118	—

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$2,375	56,099	$0.04

(In thousands, except per share data) Year Ended December 31, 2001	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Loss per Share - Basic:
Loss available to common shareholders	$(19,421)	53,446	$(0.36)

Dilutive effect of options, warrants and convertible preferred stock	—	—	—

Loss per Share - Diluted:
Loss available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$(19,421)	53,446	$(0.36)

(In thousands, except per share data) Year Ended December 31, 2000	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income per Share – Basic:
Income before cumulative effect of change in accounting principle	$5,692	—	$—
Preferred stock dividend	(128)	—	—

Income available to common shareholders before cumulative effect of change in accounting principle	5,564	52,855	0.11

Dilutive effect of options, warrants and convertible preferred stock	—	4,451	(0.01)

Income per Share – Diluted:

Income available to common shareholders before cumulative effect of change in accounting principle + dilutive effects of options, warrants and convertible preferred stock	5,564	57,306	0.10

Cumulative effect of change in accounting principle	(53,875)	—	—

Loss per Share - Basic:

Loss available to common shareholders	(48,311)	52,855	(0.91)

Dilutive effect of options, warrants and convertible preferred stock	—	—	—

Loss per Share – Diluted:

Loss available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$(48,311)	52,855	$(0.91)

For the year ended December 31, 2002, options and warrants to purchase approximately 3.6 million shares of Common Stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the period and, therefore, their effect would have been anti-dilutive. For the years ended December 31, 2001 and 2000, the effects of all options, warrants and convertible preferred stock were excluded from the computation of diluted earnings per share (EPS) as a result of a net loss reported in each period. For the year ended December 31, 2000, options to purchase 1.0 million shares were excluded from the calculation of diluted EPS before the cumulative effect of change in accounting principle, because the exercise prices of the options were greater than the weighted-average market price of our Common Stock during the period and, therefore, their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003 for any exit or disposal activities after that date.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. We account for stock-based compensation using the intrinsic value method and provide disclosures as required under SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe the impact of adopting FIN 45 will have a material impact on our financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

3.         GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one operating segment. Substantially all of our revenue is derived from a limited number of customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risk. During 2002, 2001, and 2000, revenue from our Japan based licensees comprised 94%, 50%, and 51% of total revenues, respectively. Revenue from a customer based in Finland, represented 5%, 42% and 31% of total revenues in 2002, 2001 and 2000, respectively.

During 2002, 2001, and 2000, the following customers accounted for 10% or more of revenues:

	2002	2001	2000

NEC	35%	—	—
Sharp	30%	30%	32%
Denso	11%	2%	3%
Nokia	5%	42%	31%

4.         SIGNIFICANT AGREEMENTS

In addition to the following significant agreements, in March 2003, we entered into worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. These agreements are described in greater detail in Note 14 “Subsequent Event” below.

NEC

In 2002, we entered into a worldwide royalty-bearing license agreement (3G Agreement) with NEC Corporation (NEC) for sales of wireless products compliant with all 3G and narrowband CDMA standards. We also concurrently reached an amicable settlement of a Second Generation (2G) patent licensing dispute (2G Dispute) with NEC in connection with a 1995 2G patent license agreement (2G Agreement).

In connection with the 3G Agreement, we received a non-refundable advance royalty of $19.5 million in April 2002 and recognized revenue of approximately $18.3 million related to that advance royalty in 2002. We will continue to recognize additional revenue as licensed products are sold. Once the initial advance is exhausted, NEC will be obligated to pay us additional royalties as it sells licensed products. We will continue to recognize additional revenue if and as products covered under the 3G Agreement are sold.

In connection with the settlement of the 2G Dispute, we received $13.25 million in April 2002, as the first of four equal nonrefundable installments totaling $53 million. The second installment was received in January 2003. The remaining two installments are payable in the second and fourth quarters of 2003. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In 2002, we recognized approximately $12.3 million of revenue related to this settlement. At December 31, 2002, our balance sheet included $39.8 million in accounts receivable due under the 1995 Agreement. Our deferred revenue balance contained approximately $40.7 million related to these receivables and the $13.25 million in cash previously collected under this agreement.

Tantivy

In 2002, we acquired global patent rights associated with mobile wireless technology from Tantivy Communications, Inc. (Tantivy). These rights include an exclusive license (subject to certain rights retained by Tantivy), with the right to sublicense, under a number of Tantivy’s patents applicable to, among other products, CDMA2000 products manufactured, used or sold in the United States and other countries where Tantivy’s patents have been filed. These rights also include a non-exclusive license under Tantivy’s smart antenna patents, generally, to manufacture and sell TDD products. We are obligated to pay Tantivy a minimum, of $1.5 million, plus a share of patent license royalties collected on CDMA2000 product sales from newly entered into agreements that, in effect, include a sub-license under Tantivy’s patents. In addition, we expect to incur costs in connection with the prosecution of certain of the patent rights. The $1.5 million minimum will secure our rights under the agreement for an initial period (Initial Period) of three years and is to be paid in three installments. Payments of $1.05 million were made in 2002 and an additional installment of $0.45 million was paid in the first quarter 2003. Our maximum payment obligation to Tantivy associated with the sublicenses entered into during the

Initial Period, inclusive of the $1.5 million, is $19.0 million. The $1.5 million has been capitalized as a patent cost and is being amortized over the initial three-year period. Commencing in 2005, certain adjustments to the maximum amount payable, alone or in combination with additional installments, are required to be made in order to maintain certain of the patent rights under the agreement beyond the Initial Period. Our maximum payment obligation to Tantivy for all license rights received under the agreement, inclusive of the $1.5 million, is $24.0 million. Should we choose not to maintain our rights, previously entered into sublicenses with third parties shall not be affected.

By separate agreement in 2002, we obtained the right to market the licensing of Tantivy’s smart antenna technology and patents for certain 2G and 3G products in Japan, China, Korea and Taiwan. We expect to market Tantivy’s smart antenna patents and technology in connection with our patent licensing activities. With respect to certain agreements arranged by us on Tantivy’s behalf that are entered concurrently with new InterDigital licenses to the same party, Tantivy could be entitled either to a pre-determined lump sum amount and/or an amount equivalent to a percentage of patent license royalties collected by us on 2G CDMA product sales under such transactions. With respect to certain other agreements arranged by us on Tantivy’s behalf, we would be entitled to a commission for arranging the transaction.

Matsushita

In 2001, we entered into a worldwide royalty-bearing license agreement with Matsushita Communications Industrial Co., Ltd. (Matsushita) of Japan under our patent portfolio for Matsushita to manufacture, sell, and distribute 3G products. We received a non-refundable advance royalty payment of $19.5 million related to this agreement that will be recognized as revenue when Matsushita sells covered product. No revenue was recognized under this agreement in 2002 or 2001.

Sharp

In 2001, we entered into a worldwide royalty-bearing license agreement with Sharp Corporation (Sharp) under our patent portfolio for Sharp to manufacture, sell, and distribute GSM, narrowband CDMA and 3G products. We received a nonrefundable advance royalty payment of $11.1 million related to these agreements that is being recognized as Sharp sells covered product. We recognized revenue of approximately $2.7 million against that advance in 2002. No revenue was recognized under this agreement in 2001.

We are currently in negotiations with Sharp to renew a patent license covering sales of PHS and PDC products that expired in the first quarter 2003.

Nokia

In February 1999, we entered into a multi-year arrangement with Nokia Corporation (Nokia) for development of new technology for 3G wireless telecommunications products. Under the multi-year arrangement, we are providing specialized engineering services and technology and know-how development and we will retain ownership rights of all of the technology we develop thereunder. Additionally, in February 1999, we entered into a patent license agreement with Nokia related to our TDMA and CDMA patents. In the third quarter of 2001, Nokia and the Company amended the agreement by refining the pace and scope of the development arrangement and Nokia committed to increase funding to a maximum of approximately $58 million, up from the original estimate of $40 million. We will be responsible for costs not covered by the maximum funding amount. This modification was treated as a new contract for accounting purposes and as a result, we changed the method of reporting revenue related to the remainder of the program to the percentage-of-completion accounting basis. Prior to the change, revenue had been reported on a time and materials basis and we had billed Nokia approximately $46 million under the contract, leaving approximately $12 million of revenue to be recognized on the percentage of completion basis. Of the $12 million, approximately $4.6 million and $6.2 million were recognized in 2002 and 2001, respectively. During 2002, we accrued a loss of $1.2 million on the modified contract based on our estimates of cost to complete the contract. The final $1.0 million payment associated with this contract will be withheld until final delivery of the remaining technology required under the agreement has been made. We currently expect final delivery to occur in the second half of 2003 and will defer the recognition of the final $1.0 million of specialized engineering services revenue associated with the agreement until that time. For the years ended December 31, 2002, 2001 and 2000, we recognized specialized engineering service revenue related to this development arrangement of $4.6 million, $21.8 million, and $17.2 million, respectively.

5.         PROPERTY AND EQUIPMENT

	December 31,

	2002	2001

	(In thousands)

Land, building and improvements	$6,303	$5,446
Machinery and equipment	10,080	8,630
Computer equipment and software	22,730	18,743
Furniture and fixtures	3,702	3,498
Leasehold improvements	1,849	1,633

	44,664	37,950
Less: Accumulated depreciation	(30,573)	(23,548)

	$14,091	$14,402

Depreciation expense was $7.0 million, $5.0 million and $3.0 million in 2002, 2001 and 2000, respectively.

6.         LONG-TERM DEBT OBLIGATIONS

	December 31,

	2002	2001

	(In thousands)

Mortgage debt	$2,088	$2,225
Capitalized leases	71	117

Total long-term debt obligations	2,159	2,342
Less: Current portion	(189)	(184)

	$1,970	$2,158

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Capitalized lease obligations are payable in monthly installments at an average rate of 4.6%, through 2004. The net book value of equipment under capitalized lease obligations was $0.1 million at December 31, 2002 and 2001.

Maturities of principal of the long-term debt obligations as of December 31, 2002 are as follows (in thousands):

2003	$189
2004	192
2005	176
2006	191
2007	207
Thereafter	$1,204

7.         COMMITMENTS AND CONTINGENCIES

Leases

We have entered into various operating lease agreements. Total rent expense primarily for office space, was $2.4 million, $2.4 million and $1.9 million in 2002, 2001 and 2000, respectively. Minimum future rental payments for operating leases as of December 31, 2002 are as follows (in thousands):

2003	$2,345
2004	1,560
2005	1,514
2006	1,470
2007	238
Thereafter	$-0-

Employment Agreements

We have entered into agreements with certain employees that provide for the payment of severance pay (in the aggregate, approximately $3.3 million at December 31, 2002), among other things, in certain events of termination of employment. All but one of these agreements generally provide for the payment of severance up to a maximum of one year of salary and up to a maximum of one year of continued medical and dental benefits. The other agreement generally provides for the payment of severance up to a maximum of eighteen months of salary and up to a maximum of eighteen months of continued medical and dental benefits. In all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined to include the acquisition (including by merger or consolidation, or by the issuance by the Company of our securities) by one or more persons in one transaction or a series of related transactions of more than fifty percent (50%) of the voting power represented by the outstanding stock of the Company, the employee would generally receive two years of salary (approximately $6.3 million at December 31, 2002) and the immediate vesting of all stock options.

8.         LITIGATION

Ericsson

In March 2003, we entered into an agreement with Ericsson to settle a longstanding patent infringement lawsuit between us. In connection with the settlement, we entered into worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson and Sony Ericsson for sales of terminal units and infrastructure products compliant with Second Generation (2G) GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. These agreements are described in greater detail in Note 14 “Subsequent Event” below.

As part of the settlement of the litigation, the parties requested, and the Court signed, a Stipulation and Order of Dismissal dismissing the case with prejudice.

Samsung

In February 2002, we filed a Complaint against Samsung Electronics Co. Ltd. (Samsung) with the International Chamber of Commerce (ICC), International Court of Arbitration. The dispute involved the applicability of the Most Favored Licensee (MFL) clause contained in our patent license agreement with Samsung and Samsung’s alleged underreporting of, failure to report, and failure to pay royalties on its more recent covered sales. MFL clauses typically permit a licensee to elect to apply the terms of a subsequently executed license agreement that are more favorable than those of the licensee’s agreement. In particular, the dispute related to the manner in which our patent license agreement with Nokia should apply to Samsung under Samsung’s MFL rights included in its 1996 patent license agreement with us. The dispute dealt with specific contractual terms in the Samsung patent license agreement and did not involve any issue of validity or infringement of our patents.

In December 2002, the ICC rendered a decision, under which, Samsung’s MFL rights were applied retroactively until January 29, 1999, the date of the Nokia patent license agreement. The ICC decision also determined Samsung’s royalty obligation on sales of licensed TDMA products for the period commencing January 29, 1999 through December 31, 2001 to be approximately $4.4 million, reducing Samsung’s prior royalty credit of $18.7 million ($11.5 million of which had previously been recognized as revenue by the Company) to $6.7 million. As a result of the ICC decision, we recognized approximately $0.5 million of revenue in the fourth quarter 2002 related to Samsung’s royalty obligations through December 31, 2001.

Also, pursuant to Samsung’s election regarding the Nokia patent license agreement under its MFL rights, Samsung’s royalty obligations (against which the $6.7 million credit would apply) for sales of 2G and 2.5G TDMA wireless communications products commencing January 1, 2002 will be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By reference to the Nokia patent license agreement, Samsung’s royalty obligations for sales of 2G and 2.5G TDMA wireless communications products commencing January 1, 2002 will be defined by the relevant licensing terms between us and Ericsson and us and Sony Ericsson.

Other

We are a party to legal actions arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other actions will not have a material effect on our results of operations or financial condition.

9.         RELATED PARTY TRANSACTIONS

In 2000, we engaged L.E.K. Consulting, a shareholder value consulting firm and paid approximately $0.5 million for their services. One of our outside directors is Chairman of the Advisory Board to L.E.K. Consulting. Our board member did not receive any compensation or commissions related to the engagement.

10.       PREFERRED STOCK

The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock at the Company’s election (subject to a cash election right of the holder), if legally available. Such dividends are payable semi-annually on June 1 and December 1. In the event we fail to pay two consecutive semi-annual dividends within the required time period, certain penalties may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 2.08 shares of Common Stock for each share of preferred. In 2002, 2001 and 2000, InterDigital declared and paid dividends on the $2.50 Preferred Convertible Stock of $136,000, $137,000 and $128,000, respectively. These dividends were paid with both cash of $92,000, $93,000 and $75,000, in 2002, 2001 and 2000, respectively, and with 3,113, 3,260, and 5,141 shares of Common Stock in 2002, 2001 and 2000, respectively.

Upon any liquidations, dissolution or winding up of the Company, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from the Company’s assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution is made to Common shareholders. After such payments, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of the $2.50 Convertible Preferred Stock is $25 per share. The $2.50 Convertible Preferred Stock is redeemable at our option.

The holders of the $2.50 Convertible Preferred Stock do not have any voting rights except on those amendments to the Company’s Articles of Incorporation which would adversely affect their rights, create any class or series of stock ranking senior to or not at parity with the $2.50 Convertible Preferred Stock, as to either dividend or liquidation rights, or increase the authorized number of shares of any senior stock. In addition, if two or more consecutive semi-annual dividends on the $2.50 Convertible Preferred Stock are not paid by the Company, the holders of the $2.50 Convertible Preferred Stock, separately voting as a class, will be entitled to elect one additional director of the Company.

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

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as certain other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted.

Under the terms of the 2002 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant. In addition, unless otherwise modified, no awards may be granted under the 2002 Plan after the close of business on the date of the Company’s 2003 Annual Meeting of Shareholders.

Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans which provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

SFAS No. 123 Disclosure

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized in the Statements of Operations for our stock option plans. Had compensation cost been calculated based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per share would change to the following pro forma amounts (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss) applicable to Common
Shareholders – as reported	$2,375	$(19,421)	$(48,311)

Net (loss) applicable to Common
Shareholders – pro forma	(16,618)	(47,108)	(78,898)

Net income (loss) per share – as reported – basic	0.04	(0.36)	(0.91)
Net income (loss) per share – as reported – diluted	0.04	(0.36)	(0.91)

Net (loss) per share – pro forma – basic	(0.31)	(0.88)	(1.49)
Net (loss) per share – pro forma – diluted	(0.31)	(0.88)	(1.49)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000; no dividend yield; expected volatility of 72% for 2002, 97% for 2001 and 130% for 2000, risk-free interest rates of 3.83%, 4.59% and 6.33% for 2002, 2001 and 2000, respectively, and an expected option life of 4.32 years for 2002, 4.21 years for 2001 and 3.93 years for 2000. The weighted-average fair value at the date of grant for options granted during 2002, 2001 and 2000 is estimated as $8.51, $8.16 and $21.23 per share, respectively.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available	Outstanding Options		Weighted Average Exercise Price

BALANCE AT DECEMBER 31, 1999	5,722	4,483	$0.01-11.65	$6.26
Granted	(2,514)	2,514	$5.19-39.00	$23.90
Canceled	392	(392)	$4.50-39.00	$23.01
Exercised		(686)	$0.10-11.63	$5.41
2000 Plan Authorization	2,200

BALANCE AT DECEMBER 31, 2000	5,800	5,919	$5.19-39.00	$12.90
Granted	(5,109)	5,109	$5.38-15.10	$10.47
Canceled	280	(280)	$5.38-39.00	$17.30
Exercised		(184)	$6.80-15.38	$11.61
BALANCE AT DECEMBER 31, 2001	971	10,564	$0.01-39.00	$11.67
Granted	(1,056)	1,056	$6.32-19.10	$12.46
Canceled	463	(463)	$0.01-39.00	$13.80
Exercised		(695)	$0.01-17.13	$8.45
2002 Plan Authorization	1,500

BALANCE AT DECEMBER 31, 2002	1,878	10,462	$0.01-39.00	$11.86

The following table summarizes information regarding the stock options outstanding at December 31, 2002 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.01 - 5.38	791	6.64	$4.83	732	$4.80
$ 5.41 - 5.44	1,168	4.73	5.44	1,168	5.44
$ 5.50 - 7.81	1,241	5.83	6.71	1,163	6.68
$ 7.81 - 9.19	446	14.64	8.57	304	8.55
$ 9.23 - 9.60	1,792	8.97	9.59	828	9.59
$ 9.63 - 10.75	1,132	8.51	10.36	801	10.33
$10.81 - 12.40	1,428	12.39	11.85	788	11.81
$12.43 - 17.13	1,320	8.48	15.03	826	15.22
$17.26 - 34.13	533	7.62	23.12	481	23.61
$39.00 - 39.00	611	7.04	39.00	611	39.00

$ 0.01 - 39.00	10,462	8.36	$11.86	7,702	$12.14

Common Stock Warrants

As of December 31, 2002, we had warrants outstanding to purchase 222,000 million shares of Common Stock at exercise prices ranging from $2.50 to $7.63 per share, with a weighted average exercise price of $6.22 per share. As of December 31, 2002, all of these warrants were currently exercisable. 30,000 warrants will expire in 2003 and the remaining warrants will expire through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under certain conditions.

Restricted Stock

In 1999, we adopted the 1999 Restricted Stock Plan, amended April 13, 2000 under which we can issue up to 3,500,000 shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2002 and 2001, we had 915,064 and 812,658 shares of restricted stock and restricted stock units, respectively, issued under the plan. The balance of unearned compensation at December 31, 2002 was $0.8 million, which will be amortized over vesting periods that are generally from one to three years.

12.       SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors declared a distribution under its Shareholder Rights Plan (the Rights Plan) of one right for each outstanding common share of the Company to shareholders of record as the close of business on January 3, 1997. In addition, any new common shares issued after January 4, 1997 will receive one right for each common share. The Rights Plan was amended in a number of respects in March 2000. As amended, each right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share, subject to adjustment. Ordinarily, the rights will not be exercisable until 10 business days after any of the following events (each, a “Triggering Event”): (i) a non-exempt person or group owns or acquires more than 10% of the Company’s outstanding Common Stock, or (ii) a nonexempt person or group publicly commences an offer for 10% or more of the Company’s outstanding Common Stock, or (iii) a nonexempt person or group publicly announces an intention to acquire control over the Company and proposes in a proxy or consent solicitation to elect such a number of directors, who if elected, would represent a majority of the directors when compared with the Independent Directors on the Board. If the Company’s Board of Directors has consented to the occurrence of a particular Triggering Event, then the occurrence of such Triggering Event will not give rise to the exercisability of the rights. In general, upon the occurrence of a Triggering Event without Board approval, each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of the Company) having a current market value equal to two times the exercise price of the Right, or if the Company is acquired in a merger or other business combination, each holder of a right will have the right to receive stock of the acquiring person equal to twice the exercise price of that Right.

13.       TAXES

Income tax expense/(benefit) consists of the following components for 2002, 2001, and 2000:

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$1,434	$200	$200
State	—	—	—
Foreign	8,348	3,218	3,407
Alternative Minimum Tax	400	—	—

	10,182	3,418	3,607

Deferred
Federal	(165)	(6,621)	(16,148)
State	(4,095)	(3,363)	(2,944)
Foreign	—	—	—
Increase/(Decrease) in Valuation Allowance	2,826	9,984	19,092

	(1,434)	—	—

Total	$8,748	$3,418	$3,607

The deferred tax assets and liabilities are comprised of the following at December 31, 2001, and 2002:

	2002		2001

	Current	Non- Current	Current	Non- Current

Depreciation	$—	$1,141	$—	$913
Patent Amortization	—	1,762	—	1,540
Other Employee Benefits	564	—	608	—
Other Accrued Liabilities	542	—	231	—
Other	—	34	—	299
Restricted Stock Compensation	417	—	1,937	—
Deferred Revenue	28,966	—	22,686	—
Alternative Minimum Tax Credit Carryforward	—	1,434	—	1,434
R&E Credits	—	2,657	—	2,657
Net Operating Losses	—	31,689	—	32,641
Less: Valuation Allowance	(30,489)	(37,283)	(25,462)	(39,484)

Net Deferred Tax Asset	$—	$1,434	$—	$—

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Tax at U.S. Statutory Rate	$3,828	$(5,394)	$3,162
Foreign withholding tax, with no US foreign tax credit	5,502	2,124	2,249
Change in Federal Valuation Allowance	(1,269)	6,621	16,148
Cumulative Effect of Accounting Change	—	—	(18,318)
Other	687	67	366

Total Tax Provision	$8,748	$3,418	$3,607

At December 31, 2002, the Company had an unused R&E credit of approximately $2.7 million which if unused will expire in the year 2020.

At December 31, 2002, the Company has a federal net operating loss carryforward of approximately $137.6 million, which will expire, if unused, in the years 2005 through 2021.

At December 31, 2002 approximately $67.1 million of benefits associated with the exercise of non-qualified stock options are included in the net operating loss carryforward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforwards is limited following a change in ownership of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s net operating loss carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

14.     SUBSEQUENT EVENT

           In March 2003, we entered into worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson and Sony Ericsson for sales of terminal units and infrastructure products compliant with Second Generation (2G) GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. These agreements resolved a patent infringement lawsuit with Ericsson that was scheduled for trial in May 2003.

We also were granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

We are due to receive aggregate payments currently estimated to be approximately $34 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. These payments are due over four quarters, commencing in the second quarter 2003, including approximately $16 million in 2003. We will recognize the aggregate expected payments as other income in the first quarter 2003.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson will be obligated to pay us a royalty on each licensed product sold. In return for advance royalty payments covering projected sales of covered products for discreet twenty-four month periods, Sony Ericsson will receive certain prepayment discounts and credits. The initial advance royalty payments for the first twenty-four month period are mandatory and Sony Ericsson is obligated to make these payments in the second and third quarters of 2003. Once the initial prepayments are exhausted, Sony Ericsson would have the option to make additional advance royalty payments (net of related prepayment discounts and any applicable credits) or, pay royalties on an ongoing basis at undiscounted base royalty rates. The advance royalty payments will be recorded as deferred revenue and recognized as revenue in the periods in which Sony Ericsson exhausts such prepayments through the sale of covered product.

Ericsson also is obligated to pay us an annual license fee of $6 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The annual license fee will be recognized as revenue on a straight-line basis each year.

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing agreements with us. Under the MFL provision applicable to their respective patent licenses, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson licenses. The MFL terms include provisions for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung.

We will not record revenue associated with the Nokia and Samsung license agreements until all elements required for revenue recognition are met.

15.       SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2002 and 2001:

	2002

Selected Quarterly Results	First	Second	Third	Fourth	Full Year

(in thousands, except per share amounts, unaudited)

Revenues	$20,949	$25,149	$14,706	$27,091	$87,895
Net income (loss) applicable to common shareholders	$16	$2,444	$(5,833)	$5,748	$2,375
Net income (loss) per share – diluted	$0.00	$0.04	$(0.11)	$0.10	$0.04

	2001

Revenues	$14,687	$14,953	$14,543	$8,379	$52,562
Net loss applicable to common shareholders	$(2,155)	$(2,459)	$(5,012)	$(9,795)	$(19,421)
Net loss per share - diluted	$(0.04)	$(0.05)	$(0.09)	$(0.18)	$(0.36)

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2002, based on the recommendation of the Audit Committee which evaluated PricewaterhouseCoopers LLP’s (“PwC”) experience and expertise as well suited to the auditing and financial reporting needs of the Company’s business, the Board of Directors of the Company made a determination to engage PwC to serve as the Company’s independent public accountants for the fiscal year 2002 and no longer engage Arthur Andersen LLP in such capacity. The appointment of PwC was ratified by the shareholders of the Company at the Company’s 2002 Annual Meeting of Shareholders held on June 4, 2002. Additional information relating to the change in our independent public accountants can be found in our Form 8-K filed with the SEC on April 16, 2002.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period

2002
Allowance for uncollectible accounts	-0-	—	—	-0-

2001
Allowance for uncollectible accounts	$73	—	$73	-0-

2000
Allowance for uncollectible accounts	$975	—	$902	$73

PART III

Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Form 10-K. Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2006 Annual Meeting” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2002 and forwarded to shareholders prior to the 2003 Annual Meeting of Shareholders (Proxy Statement).

Information in the two paragraphs immediately following the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated by reference herein.

Item 11.           EXECUTIVE COMPENSATION

Information following the caption “Executive Compensation-Summary Compensation Table” to, but not including, the caption “Shareholder Return Performance Graph” and information in the section “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated by reference herein.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information following the caption “Security Ownership of Certain Beneficial Owners” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated by reference herein.

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.           CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of our General Counsel and others, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company and required to be in the Company’s period SEC filings under the Securities Exchange Act of 1934, as amended.

(b)      Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.           EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Form 10-K:

(1)	Financial Statements.

(2)	Financial Statement Schedules.

(3)	The Index to Financial Statements and Schedules and the Financial Statements begin on page 45.

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*3.2	By-laws, as amended March 21, 2002 (Exhibit 3.2 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

*10.2

1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

*10.22

Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

*10.23

Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

*10.27

Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

*10.34	Agreement dated January 2, 2001, by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

*10.39	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.40	Patent License Agreement dated May 8, 1995 between ITC and NEC (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

*10.41	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

*10.42	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

*10.43	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

*10.44	The TDD Development Agreement between and among InterDigital, ITC and NEC (Exhibit 10.55 to the 2003 Form 8-K).

*10.45	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and NEC (Exhibit 10.56 to the 2003 Form 8-K).

*10.46	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and NEC (Exhibit 10.57 to the 2003 Form 8-K).

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of the President and Chief Executive Officer.

99.2	Certification of the Chief Financial Officer.

______________

      *    Incorporated by reference to the previous filing indicated.

(b)       The following is a list of Current Reports filed on Form 8-K during the last quarter of 2002:

We filed a Current Report on Form 8-K dated December 16, 2002 under Item 5 – Other Events relating to the Company’s announcement that on December 12, 2002, the Federal District Court Judge presiding over the patent infringement lawsuit involving the Company, ITC and Ericsson ordered the case be transferred to Judge Barbara M. G. Lynn in the same Federal District Court. The order further specified that the case remain on its current pretrial and trial schedule subject to any modifications that Judge Lynn may direct with the commencement date for the trial to remain at February 10, 2003.

We filed a Current Report on Form 8-K dated December 26, 2002 under Item 5 – Other Events relating to the Company’s announcement that on December 23, 2002, the International Chamber of Commerce (ICC) rendered a decision in the arbitration proceeding involving the Company, ITC and Samsung regarding the application of most favored licensee (MFL) rights under the parties’ patent license agreement, and Samsung’s royalty obligations for sales of covered products.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, InterDigital has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

INTERDIGITAL COMMUNICATIONS CORPORATION

By:	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ R. J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: March 31, 2003	/s/ D. RIDGELY BOLGIANO

D. Ridgely Bolgiano, Director

Date: March 31, 2003	/s/ HARRY G. CAMPAGNA

Harry G. Campagna, Director

Date: March 31, 2003	/s/ STEVEN T. CLONTZ

Steven T. Clontz, Director

Date: March 31, 2003	/s/ JOSEPH S. COLSON, JR.

Joseph S. Colson, Jr., Director

Date: March 31, 2003	/s/ ROBERT S. ROATH

Robert S. Roath, Director

Date: March 31, 2003	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2003	/s/ R. J. FAGAN

Richard J. Fagan, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
OF
INTERDIGITAL COMMUNICATIONS CORPORATION

I, Howard E. Goldberg, President and Chief Executive Officer, InterDigital Communications Corporation, certify that:

1.        I have reviewed this Annual Report on Form 10-K of InterDigital Communications Corporation;

2.        Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF
INTERDIGITAL COMMUNICATIONS CORPORATION

I, Richard J. Fagan, Chief Financial Officer, InterDigital Communications Corporation, certify that:

1.        I have reviewed this Annual Report on Form 10-K of InterDigital Communications Corporation;

2.        Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.        Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)        Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ R.J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer