Form 10-Q
period 2003-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2003-05-15
CIK 354913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	55,630,320

Class	Outstanding at May 9, 2003

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Signatures	19

Certification of the President and Chief Executive Officer	20

Certification of the Chief Financial Officer	21

InterDigital® is a trademark of InterDigital Communications Corporation. All other trademarks, service marks, and/or trade names appearing in this Form 10-Q are the property of their respective owners.

GLOSSARY OF TERMS

CDMA

“Code Division Multiple Access”. A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

CDMA2000

A standard, as amended, which evolved from narrowband CDMA technologies (i.e. IS-95 and cdmaOne) and includes, without limitation, CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the IMT-2000 family of 3G standards, it is functionally similar to 2.5G technologies.

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

EDGE

“Enhanced Data rate for GSM Evolution”. Technology designed to deliver data at rates up to 473.6 kps, triple the bandwidth of most wireless services, and built on the existing GSM Standard and core network infrastructure. A 2.5G technology.

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

Hertz

The unit of measuring radio frequency (one cycle per second).

ITC

“InterDigital Technology Corporation”, our wholly-owned Delaware subsidiary.

MHz

“MegaHertz”. Millions of Hertz.

Narrowband

A communications channel capable of handling voice, fax, slow-scan, video images and data transmissions; usually less than 64 kpbs.

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

TIA/EIA-54

The original TDMA digital cellular standard in the United States. Implemented in 1992 and then upgraded to TIA/EIA-136 digital standard in 1996.

TIA/EIA-95

A digital wireless technology standard, as amended, based on CDMA technology; a predecessor to CDMA2000.

TIA/EIA-136

A United States standard for digital TDMA technology.

2G

“Second Generation”. A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets which provide basic voice services.

2.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services compared to 2G and enhanced Internet access.

UMTS

“Universal Mobile Telecommunications System”. 3G wideband wireless multimedia technology.

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

WTDD

“Wideband TDD” or “Wideband Time Division Duplex”. A form of TDD utilizing high Chip Rate.

PART I – FINANCIAL INFORMATION

Item I.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Unaudited)
	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,816	$22,337
Short-term investments	75,766	65,229
Accounts receivable	99,638	53,486
Prepaid and other current assets	8,192	7,627

Total current assets	202,412	148,679

PROPERTY AND EQUIPMENT, NET	12,934	14,091
PATENTS, NET	15,464	15,016
OTHER NON-CURRENT ASSETS	12,523	13,392

	40,921	42,499

TOTAL ASSETS	$243,333	$191,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$192	$189
Accounts payable	3,461	5,412
Accrued compensation and related expenses	4,927	5,886
Deferred revenue	21,622	17,087
Foreign and domestic taxes payable	3,940	5,434
Other accrued expenses	1,878	2,826

Total current liabilities	36,020	36,834
LONG-TERM DEBT	1,920	1,970
LONG-TERM DEFERRED REVENUE	90,320	73,583
OTHER LONG-TERM LIABILITIES	1,620	0

TOTAL LIABILITIES	129,880	112,387

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized-$2.50 Convertible Preferred, 54 shares issued and outstanding, liquidation value of $1,375	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 57,154 shares and 56,267 shares issued and outstanding	572	563
Additional paid-in capital	294,292	285,869
Accumulated deficit	(172,252)	(198,945)
Accumulated other comprehensive income	110	210
Unearned compensation	(1,201)	(838)

	121,526	86,864
Treasury stock, 1,500 shares of common held at cost	8,073	8,073

Total shareholders’ equity	113,453	78,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,333	$191,178

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

REVENUES	$37,324	$20,949

OPERATING EXPENSES:
Sales and marketing	1,210	1,090
General and administrative	4,117	3,694
Patents administration and licensing	3,139	2,855
Development	11,388	11,815

	19,854	19,454

Income from operations	17,470	1,495

OTHER INCOME	10,580	—
INTEREST INCOME	475	585
INTEREST AND FINANCING EXPENSES	(56)	(85)

Income before income taxes	28,469	1,995

INCOME TAX PROVISION	(1,742)	(1,945)

Net income	26,727	50

PREFERRED STOCK DIVIDENDS	(34)	(34)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$26,693	$16

NET INCOME PER COMMON SHARE - BASIC	$0.49	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	54,604	53,966

NET INCOME PER COMMON SHARE - DILUTED	$0.45	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	58,666	56,847

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before preferred stock dividends	$26,727	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,358	1,982
Deferred revenue recognized	(10,964)	(12,867)
Increase in deferred revenue	32,236	46,000
Amortization of unearned compensation	246	702
Decrease (increase) in deferred charges	866	(3,978)
(Increase) decrease in assets:
Receivables	(46,152)	(43,119)
Other current assets	(562)	630
(Decrease) increase in liabilities:
Accounts payable	(1,951)	(2,255)
Accrued compensation	(959)	(2,001)
Other accrued expenses	(856)	5,083

Net cash provided (used) by operating activities	989	(9,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(37,231)	(7,500)
Sales of short-term investments	26,594	25,470
Purchases of property and equipment	(487)	(1,834)
Patent costs	(1,162)	(659)

Net cash (used) provided by investing activities	(12,286)	15,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	7,823	698
Payments on long-term debt, including capital lease obligations	(47)	(104)

Net cash provided by financing activities	7,776	594

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,521)	6,298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,337	17,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,816	$24,190

SUPPLEMENTAL CASH FLOW INFORMATION:
Leased asset additions and related obligation	$—	$195

Interest paid	$49	$47

Income taxes paid, including foreign withholding taxes	$2,644	$791

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

1.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC) on March 31, 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

Net income applicable to Common Shareholders – as reported	$26,693	$16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(2,377)	(6,540)

Net income (loss) applicable to Common Shareholders – pro forma	$24,316	$(6,524)
Net income per share – as reported – basic	0.49	0.00
Net income per share – as reported – diluted	0.45	0.00
Net income (loss) per share – pro forma – basic	0.45	(0.12)
Net income (loss) per share – pro forma – diluted	0.41	(0.12)

(a)

No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in a net operating loss (NOL) carryforward position and the realization of such benefit cannot be assured.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: no dividend yield, expected volatility of 107% for 2003 and 72% for 2002, risk-free interest rates of 2.86% and 3.83% for 2003 and 2002, respectively, and an expected option life of 4.44 years for 2003 and 4.48 years for 2002. The weighted-average fair value at the date of grant for options granted during 2003 and 2002 is estimated as $12.58 and $6.49 per share, respectively. The pro-forma expense associated with option grants has been amortized over the period in which the options are earned using an accelerated method.

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete.

2.

CUSTOMER AGREEMENT:

In March 2003, we entered into separate worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson, Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with these agreements, we resolved a patent infringement lawsuit with Ericsson that was scheduled for trial in May 2003.

We also were granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

We are due to receive aggregate payments of approximately $34.3 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. These payments are due over four quarters, commencing in second quarter 2003, of which $3.9 million was received in April 2003 and an additional $11.8 million is due over the balance of 2003. Of the $34.3 million, we recognized $20.3 million, that portion of the payments related to Sony Ericsson, as revenue in first quarter 2003. We recognized the remaining $14.0 million, net of a related insurance reimbursement obligation of $3.4 million, as other income in first quarter 2003, as this amount represents the settlement of our litigation with Ericsson. The recorded insurance reimbursement obligation is based on the total reimbursement we believe is due our insurance provider. Our insurance provider has indicated that they may be due amounts in excess of our recorded obligation. In any event, our total obligation would not exceed the lesser of the amounts paid by our insurance provider or an amount which is slightly less than 10% of the payments we receive from Ericsson and Sony Ericsson under our respective agreements. Payments to our insurance provider are not due until receipt of cash from Ericsson.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. In return for advance royalty payments related to projected sales of covered products for discrete twenty-four month periods, Sony Ericsson will receive certain prepayment discounts and credits. In May 2003, we received approximately $21.0 million of the $26.2 million advance royalty payments for the first twenty-four month period. We expect to receive the remaining $5.2 million in the third quarter of 2003. Once the initial prepayments are exhausted, Sony Ericsson would have the option to make additional advance royalty payments (net of related prepayment discounts and any applicable credits) or, pay royalties on an ongoing basis at undiscounted base royalty rates. The advance royalty payments will be recorded as deferred revenue and recognized as revenue in the periods in which Sony Ericsson exhausts such prepayments through the sale of covered product.

Ericsson also is obligated to pay us an annual license fee of $6.0 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The first payment of $6.0 million will be due in February 2004 and the remaining payments shall be due in quarterly installments of $1.5 million beginning in May 2004. The annual license fee will be recognized as revenue on a straight-line basis each year.

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. We have initiated the contractual resolution process with Nokia to determine the royalties to be paid under its license agreement. This establishes the timetable for discussions, senior executive meetings, and any future initiation of arbitration, if neccesary.

We have not and will not record revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, until all elements required for revenue recognition are met.

3.

INCOME TAXES:

As of March 31, 2003, we had NOL carryforwards of approximately $137.6 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL’s are fully utilized.

4.

INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income per Share-Basic: Income available to Common Shareholders	$26,693	54,604	$0.49	$16	53,966	$—
Effect of dilutive options and Warrants	—	4,062	(0.04)	—	2,881	—

Income per Share-Diluted: Income available to Common Shareholders + dilutive effects of options and warrants	$26,693	58,666	$0.45	$16	56,847	$—

For the three months ended March 31, 2003 and 2002, options and warrants to purchase approximately 1.8 million and 4.2 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2003, other reports filed with the SEC and the “Statement Pursuant to the Private Securities Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K, and a discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no significant changes in our existing accounting policies or estimates from the disclosure included in our Form 10-K.

SIGNIFICANT TRANSACTIONS

In March 2003, we entered into separate worldwide royalty-bearing license agreements with Telefonaktiebolaget LM Ericsson and Ericsson, Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with these agreements, we resolved a patent infringement lawsuit with Ericsson that was scheduled for trial in May 2003.

We also were granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

We are due to receive aggregate payments of approximately $34.3 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. These payments are due over four quarters, commencing in second quarter 2003, of which $3.9 million was received in April 2003 and an additional $11.8 million is due over the balance of 2003. Of the $34.3 million, we recognized $20.3 million, that portion of the payments related to Sony Ericsson, as revenue in first quarter 2003. We recognized the remaining $14.0 million, net of a related insurance reimbursement obligation of $3.4 million, as other income in first quarter 2003, as this amount represents the settlement of our litigation with Ericsson. The recorded insurance reimbursement obligation is based on the total reimbursement we believe is due our insurance provider. Our insurance provider has indicated that they may be due amounts in excess of our recorded obligation. In any event, our total obligation would not exceed the lesser of the amounts paid by our insurance provider or an amount which is slightly less than 10% of the payments we receive from Ericsson and Sony Ericsson under our respective agreements. Payments to our insurance provider are not due until receipt of cash from Ericsson.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. In return for advance royalty payments related to projected sales of covered products for discrete twenty-four month periods, Sony Ericsson will receive certain prepayment discounts and credits. In May 2003, we received approximately $21.0 million of the $26.2 million advance royalty payments for the first twenty-four month period. We expect to receive the remaining $5.2 million in the third quarter of 2003. Once the initial prepayments are exhausted, Sony Ericsson would have the option to make additional advance royalty payments (net of related prepayment discounts and any applicable credits) or, pay royalties on an ongoing basis at undiscounted base royalty rates. The advance royalty payments will be recorded as deferred revenue and recognized as revenue in the periods in which Sony Ericsson exhausts such prepayments through the sale of covered product.

Ericsson also is obligated to pay us an annual license fee of $6.0 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The first payment of $6.0 million will be due in February 2004 and the remaining payments shall be due in quarterly installments of $1.5 million beginning in May 2004. The annual license fee will be recognized as revenue on a straight-line basis each year.

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. We have initiated the contractual resolution process with Nokia to determine the royalties to be paid under its license agreement. This establishes the timetable for discussions, senior executive meetings, and any future initiation of arbitration, if neccesary.

We have not and will not record revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, until all elements required for revenue recognition are met.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In first quarter 2003, we generated net cash of $1.0 million from operating activities compared to a net use of cash in operating activities of $9.7 million in first quarter 2002. The positive operating cash flow in first quarter 2003 arose principally from a net receipt of $11.9 million from NEC Corporation of Japan (NEC) associated with the third installment relating to our TDMA-based patent license agreement and collection of royalties recognized in 2002. These payments were partially offset by outflows related to cash operating expenses incurred and other working capital changes during first quarter 2003. In first quarter 2002, our use of cash in operating activities was primarily driven by our operating expenses and working capital needs. Although we recognized $11.6 million of royalty revenue relating to our license agreement with NEC in first quarter 2002, we did not receive any royalty payments from NEC until second quarter 2002.

Net cash used for investing activities in first quarter 2003 was $12.3 million compared to $15.5 million provided by investing activities in the same period of 2002. In first quarter 2003, we purchased $10.6 million of short-term marketable securities, net of sales. During first quarter 2002, we converted $18.0 million of short-term marketable securities to cash. The pace of investments in hardware and software during first quarter 2003 decreased $1.3 million to $0.5 million compared to first quarter 2002. Our capital expenditures should increase during the second half of 2003 as we move toward creation of WTDD field trial demonstration products. Investment costs associated with patents increased $0.5 million to $1.2 million in first quarter 2003 compared to first quarter 2002, reflecting higher 3G patenting activity levels during the period.

Net cash provided by financing activities in first quarter 2003 was $7.8 million versus $0.6 million in the comparable period last year. The increase in 2003 primarily resulted from net proceeds related to option and warrant exercises and the Company’s employee stock purchase plan ($7.8 million in first quarter 2003 versus $0.7 million in first quarter 2002).

As of March 31, 2003, we had $94.6 million of cash, cash equivalents and short-term investments, compared to $87.6 million as of December 31, 2002. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $93.6 million at March 31, 2002 from $41.6 million at December 31, 2002. The increase in working capital during the first three months of 2003 was due to the recognition of approximately $66.5 million of receivables associated with our respective license agreements with Ericsson and Sony Ericsson, as described in greater detail under “Significant Transactions” above. Also, as previously described, we received $24.9 million from Ericsson and Sony Ericsson in second quarter 2003.

We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

As of March 31, 2003, we had net operating loss (NOL) carryforwards of approximately $137.6 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-

U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL’s are fully utilized.

Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the March 31, 2003 balance sheet.

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

Revenues

Revenues in first quarter 2003 increased 78% to $37.3 million from $20.9 million in first quarter 2002. The increase was due largely to the recognition of $24.7 million of royalties associated with new patent license agreements with Ericsson and Sony Ericsson. Included in the $24.7 million was $20.3 million of royalties from Sony Ericsson related to pre-2003 terminal sales. We also recognized current royalties in first quarter 2003 from Sony Ericsson and Ericsson of $2.9 million and $1.5 million, respectively. In first quarter 2002, we recognized approximately $7.9 million of royalty revenue associated with NEC’s pre-2002 3G sales and $3.7 million of current 2G and 3G royalties. During first quarter 2003, our current royalties from NEC increased $1.2 million.

No revenue was recognized for specialized engineering services associated with the Company’s WTDD technology development work for Nokia in first quarter 2003, $2.0 million was recognized related to these services in the comparable period of 2002. The final $1.0 million payment associated with the Nokia development agreement will be withheld until final delivery of the remaining technology required under the agreement has been made. We currently expect final delivery to occur in the second half of 2003 and will defer recognition of the final $1.0 million of specialized engineering services revenue associated with the agreement until that time.

Operating Expenses

Development expenses in first quarter 2003 decreased 4% to $11.4 million from $11.8 million in first quarter 2002. The decrease was primarily due to slightly lower consulting and personnel costs.

Sales and marketing expenses of $1.2 million in first quarter 2003 increased 11% from $1.1 million in last year’s first quarter due to increased costs related to our participation in the annual 3GSM tradeshow.

General and administrative expenses for first quarter 2003 increased 11% to $4.1 million from $3.7 million in first quarter 2002 due primarily to higher directors’ and officers’ liability insurance costs.

Patents administration and licensing expenses increased 10% to $3.1 million in first quarter 2003 from $2.9 million in the comparable period of 2002 due primarily to higher patent amortization, resulting from an increase in the number of patents and related prosecution costs.

Other Income, Interest Income and Interest Expense

We recognized $10.6 million as other income in first quarter 2003 related to the settlement of our litigation with Ericsson.

Interest income of $0.5 million in first quarter 2003 decreased 19% from $0.6 million in last year’s first quarter primarily due to lower yields available in 2003 as compared to 2002.

Income Taxes

The income tax provision in both first quarter 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense decreased $0.2 million in first quarter 2003 to $1.7 million from $1.9 million in first quarter 2002, due in part to the level of royalty revenue not subject to non-US withholding tax.

Expected Trends

We expect our second quarter 2003 revenues to be largely dependent on royalties from the same licensee base as first quarter 2003. We also expect to expand our licensee base with new agreements during the remainder of 2003. However, our level of success and the timing of any such agreements are difficult to predict at present, given the impact of a variety of factors including the Severe Acute Respiratory Syndrome epidemic. Any successful resolution of our issues with Nokia and Samsung under their existing license agreements could have a material and favorable impact on our revenues and cash flows. We anticipate that our operating expenses will gradually increase in coming quarters as we move our WTDD development efforts toward creation of field trial demonstration products.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) revenues, cash flow, operating expenses, and capital expenditures, and the timing thereof, (ii) our near term operating requirements and lack of need to seek additional financing, (iii) expanding our licensee base and the timing thereof, (iv) the timing of the final delivery of technology and the final payment under the Nokia development agreement; and (v) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their existing patent license agreements with us. Words such as “expect”, “will”, “may”, “future”, “anticipate”, “believe”, “should”, “could”, “due to receive” or similar expressions are intended to identify such forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Each of the following factors as well as other information in this Form 10-Q should be considered in evaluating our business and prospects. For example, our revenues and cash flow are dependent on (i) the market share and performance of our licensees in selling their products, (ii) whether we are able to expand our customer, partner and licensing relationships, (iii) whether new licensees make pre-payments of royalties or existing licensees make past payments for royalties due, (iv) the timing of the completion of the Nokia technology development project and associated revenue recognition which could be affected by difficulties or delays in our development efforts and compliance of the deliverables under such project, (v) difficulties or delays in our other development efforts, (vi) whether we are successful in patent enforcement and prosecution activities, and (vii) the impact of the Severe Acute Respiratory Syndrome epidemic on our ability to engage in negotiations in Asia and elsewhere. Additionally, royalty payments to be made by licensees are affected by our ability to (i) resolve the Nokia and Samsung royalty rates on favorable terms or at all, (ii) our ability to extend the term of our patent license agreement with Sharp Corporation on favorable terms or at all, and (iii) licensee sales and the economy and sales trends in the wireless market.

Our expectations as to operating expenses and requirements, and as to our capital expenditures, are based on (i) our level of continued self funding (which in turn may be affected by our ability to enter into or expand strategic relationships), (ii) our expectation that we will develop WTDD field trial demonstration products, (iii) our ability to continually improve operational efficiencies and effectiveness on an organizational level, (iv) the accuracy of our estimate to complete the Nokia technology development project, as well as (v) those expectations identified in our most recent financial forecast, which could be revised based on new business or significant cash inflows not presently included in the most recent financial forecast.

Our failure to generate sufficient cash flows over the long term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, could adversely impact operating requirements and our current lack of need to seek additional financing. Our cash flow may be affected by a delay in the anticipated receipt of payments from our licensees, including payments from Ericsson, Sony Ericsson, and NEC. While the Company believes that the Ericsson and Sony Ericsson license agreements establish the financial terms necessary to define the royalty obligations of Nokia and Samsung under their respective patent license agreements, any dispute, and the length and resolution of any dispute relating thereto, could affect the timing and amount of anticipated cash and revenue related to such patent license agreements.

Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report (the “Evaluation Date”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of our General Counsel and others, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company and required to be in the Company’s periodic SEC filings under the Securities Exchange Act of 1934, as amended.

(b)

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

Ericsson

As previously reported in our Annual Report on Form 10-K for the period ending December 31, 2002, and our Form 8-K dated March 17, 2003, on March 14, 2003, the Company, ITC and Ericsson Inc. entered into an agreement to settle their longstanding patent infringement lawsuit. In connection with the settlement, ITC entered into a worldwide, royalty-bearing license agreement with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) for sales of terminal units and infrastructure products compliant with the following standards: TIA/EIA 54/136, GSM, GPRS, EDGE, PDC, PHS, and additionally with respect to covered terminal units only, all other TDMA standards. Under this license agreement, Ericsson agreed to make aggregate payments to ITC of approximately $14.0 million from Ericsson related to sales of terminal and infrastructure products through December 31, 2002, of which $1.8 million was received in April 2003. Consistent with the terms of the license agreement, the above amounts are net amounts after giving effect to applicable source withholding taxes paid on behalf of the Company by the licensees, but prior to consideration of U.S. Federal, state, and local taxes where applicable. Ericsson is also obligated to pay ITC an annual license fee of $6.0 million for sales of covered infrastructure equipment for each of the years 2003 through 2006. In connection with the settlement, the Company was also granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Platform.

As part of the settlement of the litigation, the parties requested, and the Court signed, a Stipulation and Order of Dismissal dismissing the case with prejudice.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits*

10.47

Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, are not being filed: Lisa A. Alexander, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden).

10.48	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation and Ericsson Inc. and Telefonaktiebolaget LM Ericsson.

10.49	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation and Sony Ericsson Mobile Communications AB.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

[*Portions of Exhibits 10.48 and 10.49 have been omitted pursuant to a request for confidential treatment]

(b)	The following is a list of Current Reports filed on Form 8-K during first quarter 2003:

We filed a Current Report on Form 8-K dated January 16, 2003 under Item 5 – Other Events relating to the Company’s announcement that on January 15, 2003, the United States District Court for the Northern District of Texas entered an order to set May 15, 2003 as the new date to begin the jury trial in the patent infringement lawsuit involving the Company, ITC and Ericsson. The trial had previously been set to begin on February 10, 2003.

We filed a Current Report on Form 8-K dated February 21, 2003 under Item 5 – Other Events relating to the Company’s filing of certain contracts which the Company and/or ITC had entered into between May 8, 1995 and January 15, 2002. These certain contracts had previously been described in the Company’s filings with the SEC.

We filed a Current Report on Form 8-K dated March 17, 2003 under Item 5 – Other Events relating to the Company’s announcement on March 14, 2003, that ITC had entered into separate worldwide, royalty bearing license agreements with Ericsson and Sony Ericsson for sales of terminal units and infrastructure products compliant with the following standards: TIA/EIA 54/136, GSM, GPRS, EDGE, PDC, PHS, and additionally with respect to covered terminal units only, all other TDMA standards. The licensed products exclude any product compliant with 3G standards. The Company also announced that the long-standing patent infringement litigation with Ericsson has been settled and that the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent licensing agreements with ITC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: May 15, 2003	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg President and Chief Executive Officer

Date: May 15, 2003	/s/ R. J. FAGAN

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

Date: May 15, 2003	/s/ HOWARD E. GOLDBERG

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

Date: May 15, 2003	/s/ R. J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer