Form 10-Q/A
period 2003-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2003-07-02
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

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

Explanatory Note:

This Form 10-Q/A amends InterDigital Communications Corporation’s (“Registrant”) Form 10-Q for the quarterly period ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003 and is filed solely to revise Exhibits 10.48 and 10.49.

PART II                                                                  OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

†10.47	Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, are not being filed: Lisa A. Alexander, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden).

*10.48	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation and Ericsson Inc. and Telefonaktiebolaget LM Ericsson.

*10.49	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation and Sony Ericsson Mobile Communications AB.

†99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg for 10-Q.

†99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan for 10-Q.

*These Exhibits are being filed herewith. Portions of Exhibits 10.48 and 10.49 have been omitted pursuant to a request for confidential treatment.

†Previously filed.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date:	July 2, 2003	/s/ R. J. FAGAN
Richard J. Fagan Executive Vice President and Chief Financial Officer

3

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

OF

INTERDIGITAL COMMUNICATIONS CORPORATION

I, Howard E. Goldberg, President and Chief Executive Officer, InterDigital Communications Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of InterDigital Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 2, 2003	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg
President and Chief Executive Officer

4

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF

INTERDIGITAL COMMUNICATIONS CORPORATION

I, Richard J. Fagan, Chief Financial Officer, InterDigital Communications Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of InterDigital Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 2, 2003	/s/ RICHARD J. FAGAN
Richard J. Fagan
Executive Vice President and Chief Financial Officer

5