Form 10-Q
period 2003-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2003-08-14
CIK 354913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒       No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	56,482,476

Class	Outstanding at August 7, 2003

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Signatures	18

Exhibit 10.59
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

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

CDMA2000

A standard, as amended, which evolved from narrowband CDMA technologies (i.e. IS-95 and cdmaOne) and includes, without limitation, CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the 1MT-2000 family of 3G standards, it is functionally similar to 2.5G technologies.

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

802.11

A family of WLAN standards designated 802.11x and developed by the IEEE, which provides technical solutions for wireless high speed local area data.

Frequency

The rate at which an electrical current or signal alternates, usually measured in Hertz.

GSM

“Global System for Mobile Communications”. A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

GPRS

“General Packet Radio Systems”. A packet-based wireless communications service that enables high speed wireless Internet and other data communications via GSM networks.

Hertz

The unit of measuring radio frequency (one cycle per second).

IEEE

"Institute of Electrical and Electronics Engineers". A membership organization of engineers that, among other activities, produces data communications standards.

ITC

“InterDigital Technology Corporation”, our wholly-owned Delaware subsidiary.

LAN

“Local Area Network”. A private data communications network linking a variety of data services all located in the same geographic area, and which may include a dedicated file server or computer that provides a centralized source of shared files and programs.

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

Smart Antenna

Antennas utilizing multiple antenna elements with signal processing capabilities which enhance desired or reduce undesired transmissions to or from wireless products.

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

UMTS

“Universal Mobile Telecommunications System”. 3G wideband wireless multimedia technology.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA”. The next generation of CDMA technology optimized for high speed packet-switched data and high capacity circuit switched capabilities. A 3G technology.

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64kpbs to 2mbps.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

WLAN

“Wireless Local Area Network”. A local area network that uses high frequency radio waves rather than wires to communicate between nodes.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex”. A form of TDD utilizing a high Chip Rate.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(Unaudited) JUNE 30, 2003	DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,450	$22,337
Short-term investments	87,469	65,229
Accounts receivable	84,459	53,486
Prepaid and other current assets	6,481	7,627

Total current assets	218,859	148,679

PROPERTY AND EQUIPMENT, NET	12,224	14,091
PATENTS, NET	16,915	15,016
OTHER NON-CURRENT ASSETS	14,187	13,392

	43,326	42,499

TOTAL ASSETS	$262,185	$191,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$196	$189
Accounts payable	3,561	5,412
Accrued compensation and related expenses	5,167	5,886
Deferred revenue	22,381	17,087
Foreign and domestic taxes payable	5,063	5,434
Other accrued expenses	2,726	2,826

Total current liabilities	39,094	36,834
LONG-TERM DEBT	1,870	1,970
LONG-TERM DEFERRED REVENUE	94,405	73,583
OTHER LONG-TERM LIABILITIES	1,620	—

TOTAL LIABILITIES	136,989	112,387

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized-$2.50 Convertible Preferred, 53 shares issued and outstanding, liquidation value of $1,375	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 58,140 shares and 56,267 shares issued and outstanding	581	563
Additional paid-in capital	302,763	285,869
Accumulated deficit	(169,127)	(198,945)
Accumulated other comprehensive income	(23)	210
Unearned compensation	(930)	(838)

	133,269	86,864
Treasury stock, 1,500 shares of Common Stock held at cost	8,073	8,073

Total shareholders’ equity	125,196	78,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$262,185	$191,178

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

REVENUES	$25,777	$25,149	$63,101	$46,098

OPERATING EXPENSES:
Sales and marketing	933	1,282	2,143	2,372
General and administrative	4,621	4,069	8,738	7,763
Patents administration and licensing	3,936	3,465	7,075	6,320
Development	11,413	11,816	22,801	23,631

	20,903	20,632	40,757	40,086

Income from operations	4,874	4,517	22,344	6,012

OTHER INCOME (EXPENSE):
Other income	—	—	10,580	—
Interest income	534	582	1,009	1,167
Interest and financing expenses	(60)	(27)	(116)	(112)

Income before income taxes	5,348	5,072	33,817	7,067

INCOME TAX PROVISION	(2,190)	(2,594)	(3,932)	(4,539)

Net income	3,158	2,478	29,885	2,528

PREFERRED STOCK DIVIDENDS	(33)	(34)	(67)	(68)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$3,125	$2,444	$29,818	$2,460

NET INCOME PER COMMON SHARE - BASIC	$0.06	$0.04	$0.54	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,895	54,358	55,253	54,163

NET INCOME PER COMMON SHARE - DILUTED	$0.05	$0.04	$0.49	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	61,293	57,535	60,239	57,207

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before Preferred Stock dividends	$29,885	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,737	4,109
Deferred revenue recognized	(28,372)	(28,706)
Increase in deferred revenue	54,488	59,250
Amortization of unearned compensation	517	1,450
(Increase) decrease in deferred charges	(837)	(3,255)
(Increase) decrease in other long-term assets	(120)	44
(Increase) decrease in assets:
Receivables	(30,973)	(27,124)
Other current assets	2,559	337
(Decrease) increase in liabilities:
Accounts payable	(1,851)	(1,939)
Accrued compensation	(719)	(474)
Other accrued expenses	1,148	3,623

Net cash provided by operating activities	30,462	9,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(74,993)	(65,430)
Sales of short-term investments	52,520	53,291
Purchases of property and equipment	(1,389)	(3,736)
Patent costs	(3,380)	(1,423)
Increase in notes receivable	(1,250)	—

Net cash used by investing activities	(28,492)	(17,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	16,278	3,260
Payments on long-term debt, including capital lease obligations	(93)	(201)
Dividends on Preferred Stock	(42)	(48)

Net cash provided by financing activities	16,143	3,011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,113	(4,444)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,337	17,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,450	$13,448

SUPPLEMENTAL CASH FLOW INFORMATION:

Leased asset additions and related obligation	$—	$195

Interest paid	$95	$111

Income taxes paid, including foreign withholding taxes	$4,335	$4,127

Non-cash dividends on Preferred Stock	$25	$20

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.	BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of June 30, 2003, and the results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC) on March 31, 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Net income applicable to Common Shareholders – as reported	$3,125	$2,444	$29,818	$2,460
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(3,403)	(5,900)	(5,780)	(12,440)

Net (loss) income applicable to Common Shareholders – pro forma	$(278)	$(3,456)	$24,038	$(9,980)

Net income per share – as reported – basic	0.06	0.04	0.54	0.05

Net income per share – as reported – diluted	0.05	0.04	0.49	0.04

Net (loss) income per share – pro forma – basic	0.00	(0.06)	0.44	(0.18)

Net (loss) income per share – pro forma – diluted	0.00	(0.06)	0.40	(0.18)

a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in an NOL carryforward position and the realization of such benefit cannot be assured.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Expected option life (in years)	4.50	4.55	4.50	4.55
Risk-free interest rate	2.55%	3.83%	2.70%	3.83%
Volatility	107%	72%	107%	72%
Dividend yield	—	—	—	—
Weighted average fair value	$20.80	$7.71	$19.09	$7.24

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete.

2.	CUSTOMER AGREEMENTS:

Ericsson and Sony Ericsson

In March 2003, we entered into separate worldwide license agreements with Telefonaktiebolaget LM Ericsson and Ericsson, Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with these agreements, we resolved a patent infringement lawsuit with Ericsson that was scheduled for trial in May 2003. We also were granted an option for a Reference Design License and Support Agreement for Ericsson’s GSM/GPRS/UMTS Technology Platform.

We are due to receive aggregate payments of approximately $34.3 million from Ericsson and Sony Ericsson related to sales of terminal and infrastructure products through December 31, 2002. These payments are due over four quarters, of which $7.8 million was received in second quarter 2003, an additional $7.8 million is due over the balance of 2003, and $18.6 million is due in 2004. Of the $34.3 million, we recognized $20.3 million, that portion of the payments related to Sony Ericsson, as revenue in first quarter 2003. We recognized the remaining $14.0 million, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income in first quarter 2003, as this amount represents the settlement of our litigation with Ericsson. The $3.4 million represents a loss contingency and was accrued in accordance with Financial Interpretation (FIN) 14 Reasonable Estimation of the Amount of Loss, an interpretation of FASB Statement No. 5 Accounting for Contingencies.

Subsequent to filing our Form 10-Q for the quarter ended March 31, 2003, we were informed by our insurance provider that it believes, based on the expected value to the Company resulting from the Ericsson settlement, that the insurance reimbursement agreement requires us to reimburse it approximately $27.8 million for legal fees it claims were paid under the terms of the insurance reimbursement agreement. Neither party has requested any dispute resolution process and we strongly disagree with this initial position taken by our insurance provider.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. In return for advance royalty payments related to projected sales of covered products for discrete twenty-four month periods, Sony Ericsson will receive certain prepayment discounts and credits. In May 2003, we received approximately $21.0 million of the $26.2 million advance royalty payments for the first twenty-four month period. We received the remaining $5.2 million in July 2003. Once the initial prepayments are exhausted, Sony Ericsson will have the option to make additional advance royalty payments (net of related prepayment discounts and any applicable credits) or pay royalties on an ongoing basis at undiscounted base royalty rates. The advance royalty payments will be recorded as deferred revenue and recognized as revenue in the periods in which Sony Ericsson exhausts such prepayments through the sale of covered product. As of June 30, 2003, Sony Ericsson has exhausted approximately $6.2 million of their prepayment through sales of covered products.

Ericsson is obligated to pay us an annual license fee of $6.0 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The first payment of $6.0 million is due in February 2004 and the remaining payments are due in quarterly installments of $1.5 million beginning in May 2004. We are recognizing the related revenue on a straight-line basis from first quarter 2003 through fourth quarter 2006.

Nokia and Samsung

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (as for infrastructure products) and Sony Ericsson (as for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung.

In July 2003, Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G and 2.5G products under our existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, Nokia’s request for arbitration was filed in the International Court of Arbitration of the International Chamber of Commerce.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Pending access to the requested documents, Nokia is seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002. As part of our response, we intend to file a counterclaim seeking a determination of and award for royalties owed to us by Nokia.

Separately, Nokia has filed an action in Federal Court to gain access to documents previously sealed by the Court related to the now-settled Ericsson litigation. We intend to oppose Nokia’s actions.

We have not and will not record revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, until all elements required for revenue recognition are met.

3.	INCOME TAXES:

As of June 30, 2003, we had NOL carryforwards of approximately $130 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL’s are fully utilized.

At June 30, 2003 approximately $90 million of benefits associated with the exercise of non-qualified stock options are included in the net operating loss carryforward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid in capital in the year in which the benefits are realized.

4.	INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

(In thousands, except per share data)

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Income (loss) per share-basic: Income (loss) available to Common Shareholders	$3,125	55,895	$0.06	$2,444	54,358	$0.04
Effect of dilutive options and Warrants	—	5,398	(0.01)	—	3,177	—

Income (loss) per share-diluted: Income available to Common Shareholders + dilutive effects of options and warrants	$3,125	61,293	$0.05	$2,444	57,535	$0.04

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Income (loss) per share-basic: Income (loss) available to Common Shareholders	$29,818	55,253	$0.54	$2,460	54,163	$0.05
Effect of dilutive options and Warrants	—	4,986	(0.05)	—	3,044	(0.01)

Income per share-diluted: Income available to Common Shareholders + dilutive effects of options and warrants	$29,818	60,239	$0.49	$2,460	57,207	$0.04

For the three and six months ended June 30, 2003, options and warrants to purchase approximately 0.9 million and 1.0 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

For the three and six months ended June 30, 2002, options and warrants to purchase approximately 3.2 million and 4.1 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

5.	ACQUISITION:

On July 30, 2003, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tantivy Communications, Inc. (Tantivy), pursuant to which we acquired substantially all the assets of Tantivy. Included in the acquisition are patents, patent applications, know-how, state-of-the art laboratory facilities, and other technologies related to CDMA2000, Smart Antenna, wireless LAN and other wireless communications technologies, including patents and patent applications to which we had previously acquired rights under a patent license agreement.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Tantivy. In addition, for approximately five years, Tantivy will be entitled to receive 1% and 4%, respectively, of amounts we receive from the licensing or sale of Smart Antenna and 802.11 intellectual property acquired from Tantivy in the acquisition.

6.	NEW ACCOUNTING PRONOUNCEMENT:

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003. The Company will adopt this new accounting guidance effective July 1, 2003 and does not believe this issue will impact the Company’s financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2003, other reports filed with the SEC and the “Statement Pursuant to the Private Securities Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K, and a discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no material changes in our existing accounting policies or, except as noted below, estimates from the disclosure included in our Form 10-K.

Our insurance provider has claimed, based on the expected value to the Company resulting from our settlement with Ericsson, an insurance reimbursement agreement requires us to reimburse it approximately $27.8 million for legal fees it claims were paid under the terms of the insurance reimbursement agreement. Neither party has requested any dispute resolution process and we strongly disagree with this initial position taken by our insurance provider.

We have accrued an estimated $3.4 million associated with this claim in accordance with Financial Interpretation (FIN) 14 Reasonable Estimation of the Amount of Loss, an interpretation of FASB Statement No. 5 Accounting for Contingencies. The amount of reimbursement to be paid, if any, could be affected by the outcome of any negotiations or legal proceedings with our insurance provider.

NEW ACCOUNTING PRONOUNCEMENT

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003. The Company will adopt this new accounting guidance effective July 1, 2003 and does not believe this issue will impact the Company’s financial position, results of operations or cash flows.

SIGNIFICANT TRANSACTIONS / MATTERS

Nokia and Samsung

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (as for infrastructure products) and Sony Ericsson (as for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung.

In July 2003, Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G and 2.5G products under our existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, Nokia’s request for arbitration was filed in the International Court of Arbitration of the International Chamber of Commerce.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Pending access to the requested documents, Nokia is seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002. As part of our response, we intend to file a counterclaim seeking a determination of and award for royalties owed to us by Nokia.

Separately, Nokia has filed an action in Federal Court to gain access to documents previously sealed by the Court related to the now-settled Ericsson litigation. We intend to oppose Nokia’s actions.

We have not and will not record revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, until all elements required for revenue recognition are met.

Acquisition

On July 30, 2003, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tantivy Communications, Inc. (Tantivy), pursuant to which we acquired substantially all the assets of Tantivy. Included in the acquisition are patents, patent applications, know-how, state-of-the art laboratory facilities, and other technologies related to CDMA2000, Smart Antenna, wireless LAN and other wireless communications technologies, including patents and patent applications to which we had previously acquired rights under a patent license agreement.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Tantivy. In addition, for approximately five years, Tantivy will be entitled to receive a percentage of amounts received by InterDigital on the licensing or sale of Smart Antenna and 802.11 intellectual property acquired from Tantivy in the acquisition.

In connection with our acquisition of substantially all the assets of Tantivy we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Tantivy. We do not expect that the addition of the Melbourne design center will have a significant impact on our operating expenses or capital expenditures for the foreseeable future.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $30.5 million in first half 2003 compared to $9.8 million in first half of 2002. The increase in cash flow from operating activities in first half 2003 over first half 2002, was primarily due to cash receipts associated with our above-noted license agreements with Ericsson and Sony Ericsson. The positive operating cash flow in first half 2003 arose principally from net receipts of approximately $68.0 million from patent licensing agreements. This included approximately $29.0 million from Ericsson and Sony Ericsson, $26.4 million from NEC Corporation of Japan (NEC) associated with our 2G and 3G license agreements and $12.6 million from Sharp and other licensees related to previously recorded receivables from their respective patent license agreements. These receipts were partially offset by cash operating expenses of $35.5 million and other working capital changes during first half 2003. The positive operating cash flow in first half 2002 arose principally from net receipts from licensing arrangements of $45.4 million, including $29.5 million from NEC associated with our 2G and 3G agreements, $8.2 million from Nokia relating to our WTDD technology development work and $7.7 million from Sharp and other licensees related to previously recorded receivables from their respective patent license agreements. These receipts were partially offset by cash operating expenses of $34.5 million and other working capital changes during first half 2002. The slight increase in our cash operating expenses between first half 2003 and first half 2002 is primarily attributable to higher directors’ and officers’ liability insurance costs offset by a 5% reduction in headcount between June 30, 2003 and June 30, 2002.

Net cash used for investing activities in first half 2003 was $28.5 million compared to $17.3 million in first half 2002. We purchased $22.5 million of short-term marketable securities, net of sales, in first half 2003 compared to

$12.1 million in first half 2002. The increase resulted from the higher level of cash receipts from patent licensing in 2003. The pace of investments in hardware and software during first half 2003 decreased $2.3 million to $1.4 million compared to first half 2002 due to the timing of various development activities. Investment costs associated with patents increased $2.0 million to $3.4 million in first half 2003 compared to first half 2002, reflecting higher 3G patenting activity levels during the period. We expect patent cost investments to remain at or near first half 2003 levels and other investments in hardware and software to increase somewhat in second half 2003. During second quarter 2003, we loaned $1.3 million to Tantivy and prior to the acquisition of Tantivy’s assets in third quarter 2003, we loaned an additional $0.2 million. As noted above, this indebtedness was offset against our payment of the purchase price.

Net cash provided by financing activities in first half 2003 increased $13.1 million to $16.1 million compared to first half 2002. The increase in 2003 primarily resulted from net proceeds related to option and warrant exercises and the Company’s employee stock purchase plan ($16.3 million in first half 2003 compared to $3.3 million in first half 2002). Our Board of Directors recently approved the repurchase of up to two million shares of our outstanding Common Stock. The amount and timing of purchases will impact our working capital and will be based on a variety of factors, including potential stock acquisition price, cash requirements and other market and economic factors.

As of June 30, 2003, we had $127.9 million of cash, cash equivalents and short-term investments, compared to $87.6 million as of December 31, 2002. Our working capital (excluding cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $74.4 million at June 30, 2003 from $41.6 million at December 31, 2002. The increase in working capital during first half 2003 was primarily due to the recognition of approximately $39.2 million of receivables, net of collections, during first half 2003, associated with our respective license agreements with Ericsson and Sony Ericsson.

We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities.

As of June 30, 2003, we had net operating loss (NOL) carryforwards of approximately $130 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL’s are fully utilized.

At June 30, 2003 approximately $90 million of benefits associated with the exercise of non-qualified stock options are included in the net operating loss carryforward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid in capital in the year in which the benefits are realized.

Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value included in the June 30, 2003 balance sheet.

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002

Revenues

Revenues in second quarter 2003 increased 3% to $25.8 million from $25.1 million in second quarter 2002. Recurring royalty revenue increased 54% to $25.6 million in second quarter 2003 from $16.6 million in second quarter 2002, aided by royalties of $4.8 million related to 2003 patent license agreements with Ericsson and Sony Ericsson and $2.3 million of royalties from first quarter sales of 3G products by NEC that were recorded in the second quarter upon receiving an update from NEC on their previously provided first quarter royalty report. Second quarter 2002 revenue included the recognition of $6.9 million of deferred royalty revenue (related to a non-refundable prepayment) associated with the discontinuation of sales of covered products by Kyocera and $1.6 million of specialized engineering services revenue related to our WTDD technology development work for Nokia.

No revenue was recognized for specialized engineering services associated with the final stages of our WTDD technology development work for Nokia in second quarter 2003; $3.6 million was recognized related to these services in the comparable period of 2002. The final $1.0 million payment associated with the Nokia development agreement will be withheld until final delivery of the remaining technology required under the agreement has been made. We currently expect final delivery to occur in second half 2003 and will defer recognition of the final $1.0 million of specialized engineering services revenue associated with the agreement until that time.

Operating Expenses

Development expenses in second quarter 2003 decreased 3% to $11.4 million from $11.8 million in second quarter 2002 primarily due to lower compensation related costs.

Sales and marketing expenses in second quarter 2003 decreased 27% to $0.9 million from $1.3 million in second quarter 2002 mainly as a result of approximately equal reductions in stock-based compensation and trade show costs.

General and administrative expenses in second quarter 2003 increased 14% to $4.6 million from $4.1 million in second quarter 2002 due largely to higher directors’ and officers’ liability insurance costs.

Patents administration and licensing expenses increased 14% to $3.9 million in second quarter 2003 from $3.5 million in second quarter 2002 due primarily to an increase in commission expense related to higher patent licensing royalty revenue.

Other Income, Interest Income and Interest Expense

Interest income of $0.5 million in second quarter 2003 decreased 8% from $0.6 million in second quarter 2002 due primarily to lower yields available in 2003 as compared to 2002.

Income Taxes

The income tax provision in both first quarter 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense decreased $0.4 million in second quarter 2003 to $2.2 million from $2.6 million in second quarter 2002, due in part to the level of royalty revenue not subject to non-US withholding tax.

First Half 2003 Compared to First Half 2002

Revenues

Revenues in first half 2003 increased 37% to $63.1 million from $46.1 million in first half 2002. The increase was due largely to the recognition of $29.4 million of royalties associated with new patent license agreements with Ericsson and Sony Ericsson. Included in the $29.4 million was $20.3 million of royalties from Sony Ericsson related to pre-2003 terminal sales. We also recognized current royalties in first half 2003 from Sony Ericsson and Ericsson of $6.2 million and $3.0 million, respectively. In first half 2002, we recognized approximately $6.9 million of deferred royalty revenue (related to a non-refundable prepayment) associated with the discontinuation of covered products by Kyocera, $7.9 million of royalty revenue associated with NEC’s pre-2002 3G sales and $11.8 million of current 2G and 3G royalties. During first half 2003, our current royalties from NEC increased $3.5 million over first half 2002.

No revenue was recognized for specialized engineering services associated with the final stages of our WTDD technology development work for Nokia in first half 2003; $3.6 million was recognized related to these services in the comparable period of 2002. The final $1.0 million payment associated with the Nokia development agreement will be withheld until final delivery of the remaining technology required under the agreement has been made. We currently expect final delivery to occur in second half 2003 and will defer recognition of the final $1.0 million of specialized engineering services revenue associated with the agreement until that time.

Operating Expenses

Development expenses in first half 2003 decreased 4% to $22.8 million from $23.6 million in first half 2002. The decrease was primarily due to lower compensation related costs.

Sales and marketing expenses of $2.1 million in first half 2003 decreased 10% from $2.4 million in first half 2002 due mainly to a reduction in stock-based compensation costs.

General and administrative expenses in first half 2003 increased 13% to $8.7 million from $7.8 million in first half 2002 due largely to higher directors’ and officers’ liability insurance costs.

Patents administration and licensing expenses increased 12% to $7.1 million in first half 2003 from $6.3 million in first half 2002 due primarily to approximately equal increases in patent amortization, resulting from an increase in the number of patents and related prosecution costs, and commission expense related to higher patent licensing royalty revenue.

Other Income, Interest Income and Interest Expense

We recognized $10.6 million as other income in first half 2003 related to the settlement of our litigation with Ericsson.

Interest income of $1.0 million in first half 2003 decreased 14% from $1.2 million in first half 2002 primarily due to lower yields available in 2003 as compared to 2002.

Income Taxes

The income tax provision in both first quarter 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense decreased $0.6 million in first half 2003 to $3.9 million from $4.5 million in first half 2002, due in part to the level of royalty revenue not subject to non-US withholding tax.

Expected Trends

We expect our third quarter 2003 revenues to be largely dependent on royalties from the same licensee base as the previous two quarters. We also expect to expand our licensee base with new agreements over the next twelve months. However, our level of success and the timing of any such agreements are difficult to predict at present. Any successful resolution of our issues with Nokia and Samsung under their existing license agreements could have a material and favorable impact on our revenues and cash flows. We intend to complete the WTDD technology development program as planned, but will delay investment in field trial demonstration products until 3G market demands warrant such investment. Also, we will continue to direct the majority of our development efforts toward programs aligned with projected opportunities arising from the emergence and timing of very fluid 2.5G and 3G wireless markets. We anticipate that our operating expenses and capital expenditures in second half 2003 will increase slightly as we examine and invest in growth and expansion opportunities and other strategic corporate initiatives.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) revenues, operating expenses, and capital expenditures, and the timing thereof, (ii) our near term operating requirements and lack of need to seek additional financing, (iii) expanding our licensee base and the timing thereof, (iv) the timing of the final delivery of technology and the final payment under the Nokia development agreement; (v) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their existing patent agreements with us; (vi) the amount of reimbursement due our insurance provider relating to the Ericsson settlement, and (vii) the completion of the TDD development program and our investment in field trials related thereto. Words such as “expect”, “will”, “believe”, “seeking” or similar expressions are intended to identify such forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Each of the following factors as well as other information in this Form 10-Q should be considered in evaluating our business and prospects. For example, our revenues are dependent on (i) the market share and performance of our licensees in selling their products, (ii) whether we are able to expand our customer, partner and licensing relationships, (iii) whether new licensees or existing licensees make past payments for royalties due, (iv) the timing of the completion of the Nokia technology development project and associated revenue recognition which could be affected by difficulties or delays in our development efforts and compliance of the deliverables under such project, and relationship issues (v) difficulties or delays in our other development efforts, and (vi) whether we are successful in patent enforcement and prosecution activities. Additionally, Nokia’s and Samsung’s royalty obligations may be affected by (i) resolution of the Samsung matter and of the Nokia arbitration as to the applicability of the terms of the Ericsson and Sony Ericsson licensing agreements to the royalty obligations of Nokia and Samsung under each of their licensing agreements, (ii) the actual process, decisions, and results from the Nokia arbitration process; (iii) any future legal proceedings that could adversely affect the royalty obligations or payments under Nokia license agreement, and (iv) licensee sales and the economy and sales trends in the wireless market.

Our expectations as to operating expenses and requirements, and as to our capital expenditures, are based on (i) our level of continued self funding (which in turn may be affected by our ability to enter into or expand strategic relationships), (ii) our expectations as to future development and expansion efforts (iii) our ability to continually improve operational efficiencies and effectiveness on an organizational level, (iv) the accuracy of our estimate to complete the Nokia technology development project, as well as (v) those expectations identified in our most recent financial forecast, which could be revised based on new business or significant cash inflows not presently included in the most recent financial forecast.

In addition, the amount of reimbursement due our insurance provider, if any, could be affected by the outcome of any future negotiations or legal proceedings with such insurance provider. Our expectations as to future development efforts and field trials may be affected by (i) market shifts and timing, (ii) our ability to enter into arrangements with third parties, and (iii) difficulties or delays in our development or productization efforts.

Our failure to generate sufficient cash flows over the long term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, and our Form 10-Q for the quarter ended March 31, 2003, could adversely impact operating requirements and our current lack of need to seek additional financing. Our cash flow may be affected by a delay in the anticipated receipt of payments from our licensees, including payments from Ericsson, Sony Ericsson, Sharp, and NEC. While the Company believes that the Ericsson and Sony Ericsson license agreements establish the financial terms necessary to define the royalty obligations of Nokia and Samsung under their respective patent license agreements, any dispute (including arbitration), and the length and resolution of any dispute relating thereto, could affect the timing and amount of anticipated cash and revenue related to such patent license agreements.

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

(a)        Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Nokia

As previously reported in our Form 8-K dated July 22, 2003 Nokia Corporation (Nokia) requested binding arbitration regarding Nokia's royalty payment obligations for its worldwide sales of 2G and 2.5G products under our the existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, Nokia’s request for arbitration was filed in the International Court of Arbitration of the International Chamber of Commerce.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Pending access to the requested documents, Nokia is seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002. As part of our response, we intend to file a counterclaim seeking a determination of and award for royalties owed to us by Nokia.

Separately, Nokia has filed an action in Federal Court to gain access to documents previously sealed by the Court related to the now-settled Ericsson litigation. We intend to oppose Nokia’s actions.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders (the “Meeting”) held on June 4, 2003, our Shareholders elected Messrs. D. Ridgely Bolgiano and Howard E. Goldberg as directors of the Company, and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2003. Our Shareholders elected Mr. Bolgiano as a director by a vote of 48,347,255 shares in favor and 3,064,442 shares withheld. Our Shareholders elected Mr. Goldberg as a director by a vote of 48,411,134 shares in favor and 3,000,563 shares withheld. Messrs. Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., and Robert S. Roath also continue to serve their terms as directors. The vote ratifying the appointment of PricewaterhouseCoopers LLP was 49,653,287 shares in favor, 1,356,099 shares against, and 402,311 shares abstaining. Our Shareholders did not approve an amendment to the Company’s 2000 Stock Award and Incentive Plan to increase the amount of shares authorized for issuance by a vote of 8,678,242 shares in favor, 20,419,145 shares against, and 366,273 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits*

10.59	Indemnity Agreement dated as of May 5, 2003 by and between the Company and Richard J. Brezski.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

(b)        The following is a list of Current Reports filed on Form 8-K during second quarter 2003:

We filed a Current Report on Form 8-K dated May 13, 2003 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9 – Information Furnished Under Item 12 (Results of Operations and Financial Condition) relating to the Company’s issuance of a press release announcing its results of operations and financial condition for the quarter ended March 31, 2003.

We filed a Current Report on Form 8-K dated June 4, 2003 under Item 5 – Other Events, relating to the Company’s announcement that on May 30, 2003, the Company’s wholly–owned subsidiary, InterDigital Technology Corporation, had extended by amendment its patent license agreement with Sharp Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: August 14, 2003	/s/ HOWARD E. GOLDBERG

Howard E. Goldberg President and Chief Executive Officer

Date: August 14, 2003	/s/ R. J. FAGAN

Richard J. Fagan Executive Vice President and Chief Financial Officer