Form 10-Q
period 2003-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2003-11-14
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-11152

INTERDIGITAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1882087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

781 Third Avenue, King of Prussia, PA 19406-1409

(Address of principal executive offices and zip code)

(610) 878-7800

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒         No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	54,937,814
Class	Outstanding at November 12, 2003

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

802.11

A family of WLAN standards designated 802.11x (where x is a suffix, e.g. a, b, c,…n) developed by the IEEE which provides technical solutions for wireless high speed local area data.

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

IEEE

“Institute of Electrical and Electronics Engineers”. A membership organization of engineers that, among other activities, produces data communications standards.

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

UMTS

“Universal Mobile Telecommunications System”. 3G wideband wireless multimedia technology.

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64kbps to 2mbps requiring bandwidth in excess of 2G systems.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

WLAN

“Wireless Local Area Network”. A local area network that uses high frequency radio waves rather than wires to communicate between nodes.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex”. A form of TDD utilizing a high Chip Rate.

PART I—FINANCIAL INFORMATION

Item I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,413	$22,337
Short-term investments	97,515	65,229
Accounts receivable	52,978	53,486
Prepaid and other current assets	4,747	7,627

Total current assets	163,653	148,679

PROPERTY AND EQUIPMENT, NET	12,363	14,091
PATENTS, NET	29,988	15,016
OTHER NON-CURRENT ASSETS	11,919	13,392

	54,270	42,499

TOTAL ASSETS	$217,923	$191,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$199	$189
Accounts payable	5,299	5,412
Accrued compensation and related expenses	6,572	5,886
Deferred revenue	22,381	17,087
Foreign and domestic taxes payable	2,953	5,434
Other accrued expenses	1,978	2,826

Total current liabilities	39,382	36,834
LONG-TERM DEBT	1,819	1,970
LONG-TERM DEFERRED REVENUE	79,293	73,583
OTHER LONG-TERM LIABILITIES	1,620	0

TOTAL LIABILITIES	122,114	112,387

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized—$2.50 Convertible Preferred, 53 shares issued and outstanding, liquidation value of $1,319 and $1,375	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 58,323 and 56,267 shares issued and 54,823 and 54,767 shares outstanding	583	563
Additional paid-in capital	304,472	285,869
Accumulated deficit	(165,696)	(198,945)
Accumulated other comprehensive income	(135)	210
Unearned compensation	(658)	(838)

	138,571	86,864
Treasury stock, 3,500 shares and 1,500 shares of common held at cost	(42,762)	(8,073)

Total shareholders’ equity	95,809	78,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,923	$191,178

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
REVENUES	$26,790	$14,706	$89,891	$60,804

OPERATING EXPENSES:
Sales and marketing	1,330	1,075	3,473	3,447
General and administrative	4,567	3,248	13,305	11,011
Patents administration and licensing	4,263	3,019	11,338	9,339
Development	11,253	12,441	34,054	36,072

	21,413	19,783	62,170	59,869

Income (loss) from operations	5,377	(5,077)	27,721	935
OTHER INCOME (EXPENSE):
Other income	—	—	10,580	—
Interest income	467	576	1,476	1,743
Interest and financing expenses	(62)	(51)	(178)	(163)

Income (loss) before income taxes	5,782	(4,552)	39,599	2,515
INCOME TAX PROVISION	(2,317)	(1,246)	(6,249)	(5,785)

Net income (loss)	3,465	(5,798)	33,350	(3,270)

PREFERRED STOCK DIVIDENDS	(34)	(35)	(101)	(103)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$3,431	$(5,833)	$33,249	$(3,373)

NET INCOME (LOSS) PER COMMON SHARE—BASIC	$0.06	$(0.11)	$0.60	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	55,912	52,956	55,475	52,762

NET INCOME (LOSS) PER COMMON SHARE—DILUTED	$0.06	$(0.11)	$0.55	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING—DILUTED	60,109	52,956	60,192	52,762

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$33,350	$(3,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition
Depreciation and amortization	7,206	6,476
Deferred revenue recognized	(44,984)	(35,735)
Increase in deferred revenue	55,988	59,250
Amortization of unearned compensation	790	2,093
Decrease (increase) in deferred charges	1,319	(2,321)
(Increase) decrease in other long-term assets	(9)	61
Decrease (increase) in assets:
Receivables	508	(18,446)
Other current assets	3,043	1,186
(Decrease) increase in liabilities:
Accounts payable	(771)	(2,293)
Accrued compensation	686	275
Other accrued expenses	(1,744)	3,780

Net cash provided by operating activities	55,382	11,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(121,518)	(100,014)
Sales of short-term investments	88,887	94,785
Purchases of property and equipment	(2,579)	(4,690)
Patent costs	(5,995)	(3,342)
Increase in notes receivable	(1,446)	—
Acquisition of Tantivy assets	(10,430)	—

Net cash used by investing activities	(53,081)	(13,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	17,989	3,502
Purchase of treasury stock	(34,031)	—
Payments on long-term debt, including capital lease obligations	(141)	(298)
Dividends on preferred stock	(42)	(103)

Net cash (used) provided by financing activities	(16,225)	3,101

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,924)	896

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,337	17,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,413	$18,788

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued purchase of patent rights	$—	$900

Cancellation of notes receivable related to Tantivy asset acquisition	$1,446	$—

Accrued purchase of treasury stock	$658	$—

Leased asset additions and related obligation	$—	$195

Interest paid	$145	$153

Income taxes paid, including foreign withholding taxes	$7,555	$5,515

Non-cash dividends on preferred stock	$25	$20

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of September 30, 2003 and 2002, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission (SEC) on March 31, 2003. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common shareholders—as reported	$3,431	$(5,833)	$33,249	$(3,373)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards(a)	(2,470)	(4,068)	(8,250)	(16,508)

Net income (loss) applicable to common shareholders—pro forma	$961	$(9,901)	$24,999	$(19,881)

Net income (loss) per share—as reported—basic	0.06	(0.11)	0.60	(0.06)

Net income (loss) per share—as reported—diluted	0.06	(0.11)	0.55	(0.06)

Net income (loss) per share—pro forma—basic	0.02	(0.19)	0.45	(0.38)

Net income (loss) per share—pro forma—diluted	0.02	(0.19)	0.42	(0.38)

a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in a net operating loss (NOL) carry-forward position and the realization of such benefit cannot be assured.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected option life (in years)	4.61	4.32	4.61	4.32
Risk-free interest rate	3.08%	3.83%	2.86%	3.83%
Volatility	106%	72%	106%	72%
Dividend yield	—	—	—	—
Weighted average fair value	$14.19	$5.59	$16.21	$8.51

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete. There were no such instruments issued in any period presented.

2. CUSTOMER AGREEMENTS:

Ericsson and Sony Ericsson

In March 2003, we entered into separate worldwide license agreements with Telefonaktiebolaget LM Ericsson and Ericsson, Inc. (together, Ericsson) and with Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with these agreements, we resolved a patent infringement lawsuit with Ericsson Inc. that was scheduled for trial in May 2003.

We are due to receive total payments of approximately $14.0 million from Ericsson and $20.3 million from Sony Ericsson related to their respective sales of infrastructure and terminal products through December 31, 2002. These payments are due over four quarters, of which $11.8 million was received from these two customers in second and third quarter 2003. The remaining payments from Ericsson are $1.8 million due in fourth quarter 2003 and $7.0 million due in first quarter 2004. Sony Ericsson’s remaining payments are $2.2 million due in fourth quarter 2003 and $11.5 million due in first quarter 2004. We recognized the $20.3 million from Sony Ericsson, as revenue in first quarter 2003. We recognized the $14.0 million from Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income in first quarter 2003, as this amount represents the settlement of litigation. The $3.4 million represents a loss contingency and was accrued in accordance with Financial Interpretation (FIN) 14 Reasonable Estimation of the Amount of Loss, an interpretation of SFAS No. 5 Accounting for Contingencies.

Federal Insurance Company (“Federal”), the insurance provider for the settled litigation involving Ericsson, Inc., has claimed, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for legal fees and expenses it claims were paid by it. In fourth quarter 2003, Federal delivered a demand for arbitration to resolve their claim under the Pennsylvania Uniform Arbitration Act. The Company has filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the insurance reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the litigation involving Ericsson, Inc., and damages for Federal’s bad faith and breach of obligations under our insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson, Inc. under the settlement of the litigation involving Ericsson, Inc.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. As of September 30, 2003, we received approximately $26.2 million of advance royalty payments based on Sony Ericsson’s projections of sales of covered products for 2003 and 2004. Once this initial prepayment is exhausted, Sony Ericsson will have the option to make additional advance royalty payments or pay royalties on an ongoing basis. In return for making advanced royalty payments, Sony Ericsson has and will receive certain prepayment discounts and credits as opposed to the undiscounted base royalty rate. We record advance royalty payments as deferred revenue and subsequently recognize the revenue in the periods in which our licensees exhaust such advance royalty payments through the sale of covered product. As of September 30, 2003, Sony Ericsson has exhausted approximately $9.1 million of their advance royalty payments through sales of covered products.

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

In July 2003, Nokia requested binding arbitration regarding the applicability of the terms of the Ericsson and Sony Ericsson license agreements to Nokia’s royalty obligations for its worldwide sales of 2G and 2.5G products under our existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, Nokia’s request for arbitration was filed in the International Court of Arbitration of the International Chamber of Commerce.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. During third quarter 2003, ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G TDMA-based products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an order requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Nokia is also seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002 pending access to its requested documents. We do not believe that the issues of patent enforceability, validity, and infringement are relevant to the royalty dispute and intend to vigorously contest Nokia’s position.

In September 2003, Samsung elected to initiate the contractual dispute resolution process to determine the applicability of the terms of the Ericsson and Sony Ericsson license agreements to the royalty obligations of Samsung under its license agreement with the Company. This election establishes the timetable for senior executive meetings and any future initiation of arbitration. Samsung has informed the Company that it believes resolution of this matter is unlikely without arbitration and that it intends to seek access to documents previously sealed by the Federal Court related to the now-settled Ericsson litigation. Absent a change in its position, we expect Samsung will file a demand for arbitration in the near future. The parties continue to meet in an attempt to resolve the matter.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

3.	INCOME TAXES:

As of September 30, 2003, we had net operating loss (NOL) carry-forwards of approximately $110 million. We have a full valuation allowance against the related deferred tax asset. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOLs are fully utilized.

At September 30, 2003 approximately $90 million of benefits associated with the exercise of non-qualified stock options are included in the NOL carry-forward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in-capital in the year in which the benefits are recognized.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Income (loss) per share—basic:
Income (loss) available to common shareholders	$3,431	55,912	$0.06	$(5,833)	52,956	$(0.11)
Effect of dilutive options and warrants	—	4,197	—	—	—	—

Income (loss) per share—diluted:
Income available to common shareholders + dilutive effects of options and warrants	$3,431	60,109	$0.06	$(5,833)	52,956	$(0.11)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Income (loss) per share—basic:
Income (loss) available to common shareholders	$33,249	55,475	$0.60	$(3,373)	52,762	$(0.06)
Effect of dilutive options and warrants	—	4,717	(0.05)	—	—	—

Income (loss) per share—diluted:
Income available to common shareholders + dilutive effects of options and warrants	$33,249	60,192	$0.55	$(3,373)	52,762	$(0.06)

For the three and nine months ended September 30, 2003, options and warrants to purchase approximately 1.2 million and 1.1 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2002, options and warrants to purchase approximately 10.5 million shares of Common Stock were excluded from the computation of diluted earnings per share as a result of a net loss reported in the periods.

5. ACQUISITION:

On July 30, 2003, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tantivy Communications, Inc. (Tantivy), pursuant to which we acquired substantially all the assets of Tantivy. Included in the acquisition were patents, patent applications, know-how, state-of-the art laboratory facilities related to CDMA2000, Smart Antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Tantivy. We acquired these assets to strengthen our existing CDMA2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners and to eliminate contingent payment obligations we had to Tantivy in connection with the license we entered into with them in 2002 regarding the CDMA2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Tantivy. In addition, under the terms of the Asset Purchase Agreement, Tantivy will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of Smart Antenna and 802.11 intellectual property acquired from Tantivy (“the Earn-out”). We have incurred an estimated $0.4 million of acquisition related costs in addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired. The allocation of purchase price and related costs is preliminary and is subject to change based on the completion of an independent appraisal of the intangible assets acquired and the finalization of actual costs as compared with estimated costs used in the preliminary purchase price allocation. Additional payments to Tantivy under the Earn-out may result in the recognition of goodwill, which would be subject to impairment testing in accordance with SFAS 142 Goodwill and Other Intangible Assets.

Property and Equipment	$552
Patents	11,324

Total assets acquired	$11,876

As indicated in the table above, the majority of the purchase price has been allocated to patents with a lesser amount allocated to fixed assets. The patents are being amortized over 15 years and the fixed assets are being amortized over 3 to 10 years.

In connection with our acquisition we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Tantivy. Beginning July 31, 2003, we have included the results of the Melbourne design center, amortization of the acquired patents and depreciation of the acquired fixed assets in our results of operations.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes this acquisition of assets occurred as of the beginning of each of the periods presented. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pro forma revenue	$26,790	$14,706	$89,891	$60,804
Pro forma net income (loss)	2,767	(8,076)	29,687	(14,150)
Diluted net income (loss) per common share as reported	0.06	(0.11)	0.55	(0.06)
Pro forma diluted net income (loss) per common share	0.05	(0.15)	0.49	(0.27)

6. NEW ACCOUNTING PRONOUNCEMENT:

In November 2002, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003. We adopted this new accounting guidance effective July 1, 2003; it has not had an impact on our financial position, results of operations or cash flows.

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

Federal Insurance Company (“Federal”), the insurance provider for the settled litigation involving Ericsson, Inc., has claimed, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for legal fees and expenses it claims were paid by it. In fourth quarter 2003, Federal delivered a demand for arbitration to resolve their claim under the Pennsylvania Uniform Arbitration Act. The Company has filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the insurance reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the litigation involving Ericson, Inc., and damages for Federal’s bad faith and breach of obligations under our insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson, Inc. under the settlement of the litigation involving Ericsson, Inc.

We have accrued an estimated $3.4 million associated with this claim in accordance with Financial Interpretation (FIN) 14 Reasonable Estimation of the Amount of Loss, an interpretation of FASB Statement No. 5 Accounting for Contingencies. The amount of reimbursement to be paid, if any, could be affected by the outcome of any negotiations or legal proceedings with Federal.

NEW ACCOUNTING PRONOUNCEMENT

In November 2002, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Multiple-Element Revenue Arrangements. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003. We adopted this new accounting guidance effective July 1, 2003; it has not had an impact on our financial position, results of operations or cash flows.

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

In July 2003, Nokia requested binding arbitration regarding the applicability of the terms of the Ericsson and Sony Ericsson license agreements to Nokia’s royalty obligations for its worldwide sales of 2G and 2.5G products under our existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, Nokia’s request for arbitration was filed in the International Court of Arbitration of the International Chamber of Commerce.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. During third quarter 2003, ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G TDMA-based products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an order requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Nokia is also seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002 pending access to its requested documents. We do not believe that the issues of patent enforceability, validity, and infringement are relevant to the royalty dispute and intend to vigorously contest Nokia’s position.

In September 2003, Samsung initiated the contractual dispute resolution process to determine the applicability of the terms of the Ericsson and Sony Ericsson license agreements to the royalty obligations of Samsung under its license agreement with the Company. This election establishes the timetable for senior executive meetings and any future initiation of arbitration. Samsung has informed the Company that it believes resolution of this matter is unlikely without arbitration and that it intends to seek access to documents previously sealed by the Federal Court related to the now-settled Ericsson litigation. Absent a change in its position, we expect Samsung will file a demand for arbitration in the near future. The parties continue to meet in an attempt to resolve the matter.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

Acquisition

On July 30, 2003, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tantivy Communications, Inc. (Tantivy), pursuant to which we acquired substantially all the assets of Tantivy. Included in the acquisition are patents, patent applications, know-how, state-of-the art laboratory facilities, and other technologies related to CDMA2000, Smart Antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Tantivy. We acquired these assets to strengthen our existing CDMA2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners and to eliminate contingent payment obligations we had to Tantivy in connection with the license we entered into with them in 2002 regarding the CDMA2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Tantivy. In addition, under the terms of the Asset Purchase Agreement, Tantivy will be entitled to receive, for approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of Smart Antenna and 802.11 intellectual property acquired from Tantivy in the acquisition. We have incurred an estimated $0.4 million of acquisition related costs in addition to the purchase price.

Approximately $11.3 million of the purchase price has been allocated to Patents and the remaining $0.6 million has been allocated to fixed assets. The Patents are being amortized over 15 years and the fixed assets are being amortized over 3 to 10 years.

In connection with our acquisition we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Tantivy. Beginning July 31, 2003, we have included the results of the Melbourne design center, amortization of the acquired patents and depreciation of the acquired fixed assets in our results of operations. The addition of the Melbourne design center did not have a significant impact on our operating expenses or capital expenditures in the quarter, nor do we expect it to have a significant impact in the foreseeable future.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $55.4 million in the nine month period ended September 30, 2003 (first nine months 2003) compared to $11.1 million in the nine month period ended September 30, 2002 (first nine months 2002). The positive operating cash flow in first nine months 2003 arose principally from net receipts of approximately $107.8 million from patent licensing agreements. This included approximately $5.3 million from Ericsson and approximately $32.7 million from Sony Ericsson under the above-noted patent license agreements, $30.6 million from NEC Corporation of Japan (NEC) associated with 2G and 3G patent license agreements, $29.3 million from Sharp related to our with our 2G patent license agreements and $9.9 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $54.2 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and amortization of deferred compensation) and changes in working capital during first nine months 2003. The positive operating cash flow in first nine months 2002 arose principally from net receipts from patent licensing arrangements of $49.7 million, including $29.5 million from NEC associated with our 2G and 3G agreements and $20.2 million from Sharp and other licensees related to previously recorded receivables from their respective patent license agreements. We also received $10.7 million from Nokia in first nine months 2002 relating to WTDD technology development work. These receipts were partially offset by cash operating expenses of $51.3 million and changes in working capital during first nine months 2002.

Net cash used for investing activities in first nine months 2003 was $53.1 million compared to $13.3 million in first nine months 2002. We purchased $32.6 million of short-term marketable securities, net of sales, in first nine months 2003 compared to $5.2 million in first nine months 2002. The increase resulted from the higher level of cash receipts from patent licensing in 2003. The pace of investments in hardware and software during first nine months 2003 decreased $2.1 million to $2.6 million compared to first nine months 2002 due to the timing of various development activities. Investment costs associated with patents increased $2.7 million to $6.0 million in first nine months 2003 compared to first nine months 2002, reflecting higher 3G patenting activity levels during the period. On July 30, 2003 we acquired substantially all of the tangible and intangible assets from Tantivy for approximately $11.9 million, including acquisition-related costs. We expect our patent cost investments in the fourth quarter to remain at or near our levels of investment over the first three quarters of 2003 and we expect our investments in computer hardware and software in the fourth quarter to increase from our levels of investment in the first three quarters of 2003 as we further strengthen our information technology infrastructure.

Net cash used in financing activities in first nine months 2003 was $16.2 million compared to net cash provided by financing activities of $3.1 million in first nine months 2002. The use of cash in 2003 primarily resulted from the repurchase of 2.0 million shares of our common stock for a total of $34.7 million, of which the final payment of $0.7 million was made in October 2003. This repurchase was partially offset by $18.0 million of proceeds from option and warrant exercises and the Company’s employee stock purchase plan.

As of September 30, 2003 we had $105.9 million of cash, cash equivalents and short-term investments, compared to $87.6 million as of December 31, 2002. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue, decreased to $40.9 million at September 30, 2003 from $41.6 million at December 31, 2002. This slight decrease was primarily due to a net decrease in prepaid expenses.

We are capable of supporting our operating requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities. We do not expect that any resolution of our dispute with Federal will prevent us from supporting our operating requirements for the near future.

As of September 30, 2003, we had net operating loss (NOL) carry-forwards of approximately $110 million. We have a full valuation allowance against the related deferred tax asset. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOLs are fully utilized.

At September 30, 2003, approximately $90 million of benefits associated with the exercise of non-qualified stock options are included in the NOL carry-forwards. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are recognized.

RESULTS OF OPERATIONS

Third Quarter 2003 Compared to Third Quarter 2002

Revenues

Revenues in third quarter 2003 of $26.8 million (all of which were recurring patent license royalty revenues) increased $12.1 million, or 82%, over third quarter 2002 revenues of $14.7 million. Royalties from NEC (37%), Sharp (28%), Sanyo (13%), Sony Ericsson (10%) and Ericsson (6%) collectively contributed 94% or our revenue in third quarter 2003. Third quarter 2002 revenue consisted of $13.8 million of recurring royalties and $1.0 million of specialized engineering services revenue. The 95% increase in recurring patent license royalty revenue from third quarter 2002 to third quarter 2003 resulted mainly from $4.4 million related to 2003 patent license agreements with Ericsson and Sony Ericsson and increases in aggregate royalties of $8.6 million from NEC, Sharp and Sanyo. Included in third quarter revenue was a $2.2 million true up of Sanyo’s actual reported royalties in excess of estimates for first half 2003.

No revenue was recognized for specialized engineering services associated with the final stages of our WTDD technology development work for Nokia in third quarter 2003. We completed the final delivery of our services required under the agreement in fourth quarter 2003. The final $1.0 million payment associated with this agreement is now due before the end of the year. We had previously deferred recognition of the final $1.0 million of service revenue associated with the agreement and will recognize this amount in the fourth quarter.

Operating Expenses

Development expenses in third quarter 2003 decreased 10% to $11.3 million from $12.4 million in third quarter 2002 primarily due to an accrued loss of $1.2 million recorded in third quarter 2002 related to our WTDD agreement with Nokia.

Sales and marketing expenses in third quarter 2003 increased 24% to $1.3 million from $1.1 million in third quarter 2002 mainly as a result of increased market analysis costs.

General and administrative expenses in third quarter 2003 increased 41% to $4.6 million from $3.2 million in third quarter 2002. Of the increase approximately 60% (split evenly) resulted from higher directors’ and officers’ liability insurance premiums and costs associated with strategic corporate initiatives. The remainder of the increase was due to a variety of costs including personnel, facilities and tax compliance.

Patents administration and licensing expenses increased 41% to $4.3 million in third quarter 2003 from $3.0 million in third quarter 2002 as a result of approximately equal increases in patent license enforcement costs and commissions related to higher patent license royalties.

Other Income, Interest Income and Interest Expense

Interest income of $0.5 million in third quarter 2003 decreased 19% from $0.6 million in third quarter 2002, due primarily to lower yields available in 2003 as compared to 2002.

Income Taxes

The income tax provision in both third quarter 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense increased $1.1 million in third quarter 2003 to $2.3 million from $1.2 million in third quarter 2002, due to the level of royalty revenue subject to non-US withholding tax.

First Nine Months 2003 Compared to First Nine Months 2002

Revenues

Revenues for first nine months 2003 increased 48% to $89.9 million from $60.8 million in first nine months 2002. Revenues for first nine months 2003 included $20.3 million of royalties from Sony Ericsson related to pre-2003 terminal sales. Revenues for first nine months 2002 included nearly $8.0 million of royalty revenue associated with NEC’s pre-2002 3G sales and approximately $6.9 million of deferred royalty revenue (related to a non-refundable prepayment) associated with the discontinuation of covered products by Kyocera.

Recurring patent license royalty revenue increased 67% to $69.4 million from $41.5 million. Royalties from NEC (36%), Sharp (30%), Sony Ericsson (13%), Sanyo (7%) and Ericsson (6%) collectively contributed 93% or our recurring patent license royalty revenue in first nine months 2003. The increase in recurring patent license royalty revenue from first nine months 2002 to first nine months 2003 is due to $13.6 million of royalties from our 2003 patent license agreements with Ericsson and Sony Ericsson and increases in royalties from NEC, Sharp, Sanyo and others of $7.4 million, $2.8 million, $3.9 million and $0.2 million, respectively.

No revenue was recognized for specialized engineering services associated with the final stages of our WTDD technology development work for Nokia in first nine months 2003; $4.5 million was recognized related to these services in the comparable period of 2002. We completed the final delivery of our services required under the agreement in fourth quarter 2003. The final $1.0 million payment associated with this agreement is now due before the end of the year. We had previously deferred recognition of the final $1.0 million of service revenue associated with the agreement and will recognize this amount in the fourth quarter.

Operating Expenses

Development expenses in first nine months 2003 decreased 6% to $34.1 million from $36.1 million in first nine months 2002. The decrease was primarily due to an accrued loss of $1.2 million recorded in third quarter 2002 related to our WTDD agreement with Nokia and cost containment measures among various expense categories.

Sales and marketing expenses of $3.5 million in first nine months 2003 increased 1% from $3.4 million in first nine months 2002 as a result of increased market analysis costs that were offset in large part by a reduction in stock-based compensation costs.

General and administrative expenses in first nine months 2003 increased 21% to $13.3 million from $11.0 million in first nine months 2002 due to a $1.2 million increase in directors’ and officers’ liability insurance and approximately equal increases in costs associated with strategic corporate initiatives and other professional services.

Patents administration and licensing expenses increased 21% to $11.3 million in first nine months 2003 from $9.3 million in first nine months 2002 due primarily to approximately equal increases in patent amortization, resulting from an increase in the number of patents and related prosecution costs, and commission expense related to higher patent licensing royalty revenue.

Other Income, Interest Income and Interest Expense

We recognized $14.0 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income in first nine months 2003. The $3.4 million represents a loss contingency and was accrued in accordance with Financial Interpretation (FIN) 14 Reasonable Estimation of the Amount of Loss, an interpretation of SFAS No. 5 Accounting for Contingencies.

Interest income of $1.5 million in first nine months 2003 decreased 15% from $1.7 million in first nine months 2002 primarily due to lower yields available in 2003 as compared to 2002.

Income Taxes

The income tax provision in both first quarter 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense increased $0.5 million in first nine months 2003 to $6.3 million from $5.8 million in first nine months 2002, due in part to the level of royalty revenue subject to non-US withholding tax.

Expected Trends

We expect to benefit in the upcoming quarter from the continued solid performance of our key licensees and to expand our licensee base over the next twelve months with new agreements. However, our level of success and the timing of any such agreements are difficult to predict at present. Any successful resolution of our issues with Nokia and Samsung under their existing license agreements could have a material and favorable impact on our revenues and cash flows. We currently anticipate that fourth quarter 2003 operating expenses could increase 5% to 10% over third quarter 2003 levels. Contributing to the increase will be higher directors’ and officers’ liability insurance premiums. Additionally, as we continue to grow our business, we expect to increase our investment in marketing, patent licensing and employee development activities.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) future revenues, operating expenses, and capital expenditures, and the sources and timing thereof, (ii) our near term operating requirements and lack of need to seek additional financing, (iii) expanding our licensee base and the timing thereof, (iv) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their existing patent agreements with us; (v) the amount of reimbursement due our insurance provider relating to the Ericsson settlement, and its near term impact and (vi) the completion of the TDD development program and our investment in field trials related thereto. Words such as “expect”, “will”, “believe”, “seeking”, or similar expressions are intended to identify such forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. In addition to the associated risks and uncertainties identified in this Form 10-Q as well as other information contained herein, each of the following factors should be considered in evaluating our business and prospects. Our revenues are dependent on (i) the market share and performance of our licensees in selling their products, (ii) whether we are able to expand our customer, partner and licensing relationships, (iii) whether new licensees or existing licensees make past payments for royalties due, (iv) difficulties or delays in our development projects, and (v) whether we are successful in patent enforcement and prosecution activities. Additionally, Nokia’s and Samsung’s royalty obligations may be affected by (i) resolution of the Samsung matter and of the Nokia arbitration as to the applicability of the terms of the Ericsson and Sony Ericsson licensing agreements to the royalty obligations of Nokia and Samsung under each of their licensing agreements, (ii) the actual process, decisions, and results from the Nokia arbitration process; (iii) any future legal proceedings that could adversely affect the royalty obligations of Nokia and Samsung under each of their license agreements, and (iv) licensee sales and the economy and sales trends in the wireless market.

Our expectations as to operating expenses and requirements, and as to our capital expenditures, are based on (i) our level of continued self funding (which in turn may be affected by our ability to enter into or expand strategic relationships), (ii) our expectations as to future development and expansion efforts, (iii) our ability to continually improve operational efficiencies and effectiveness on an organizational level, as well as (iv) those expectations identified in our most recent financial forecast, which could be revised based on new business or significant cash inflows not presently included in the most recent financial forecast.

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

Any failure to generate sufficient cash flows over the long term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the quarter ended September 30, 2003 could adversely impact operating requirements and our current lack of need to seek additional financing. Our cash flow may be affected by a delay in the anticipated receipt of payments from our licensees, including payments from Ericsson, Sony Ericsson, Sharp, and NEC. While the Company believes that the Ericsson and Sony Ericsson license agreements establish the financial terms necessary to define the royalty obligations of Nokia and Samsung under their respective patent license agreements, the disputes (including arbitration) and the length and resolution of those disputes relating thereto could affect the timing and amount of anticipated cash and revenue related to such patent license agreements.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Nokia

As previously reported in our Form 8-K dated July 22, 2003 and our Form 10-Q for the quarter ended June 30, 2003, Nokia Corporation (Nokia) and InterDigital Technology Corporation (“ITC”) are engaged in binding arbitration filed in the International Court of Arbitration of the International Chamber of Commerce regarding Nokia’s royalty payment obligations for its worldwide sales of 2G and 2.5G TDMA-based products under our existing patent license agreement.

Nokia’s arbitration request relates to our claim that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking an order requiring access to various documents related to previous litigations, negotiations, and arbitrations with other parties. During third quarter 2003, ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements we signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sale of 2G and 2.5G TDMA-based products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an order requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Nokia is also seeking to prevent the commencement of arbitration proceedings that would determine royalty amounts owed to us for the period starting January 1, 2002 pending access to its requested documents. We do not believe that the issues of patent enforceability, validity, and infringement are relevant to the royalty dispute and intend to vigorously contest Nokia’s position.

Separately, during the third quarter of 2003, we filed a Response in Opposition to the Motion filed by Nokia in Federal Court to gain access to documents previously sealed by the Court related to the now-settled Ericsson litigation. A hearing has been scheduled.

As previously announced in the Company’s Form 8-K filing on September 24, 2003, Samsung Electronics Co. Ltd. (“Samsung”) elected to initiate the contractual dispute resolution process to determine the applicability of the terms of the Ericsson and Sony Ericsson license agreements to the royalty obligations of Samsung under its license agreement with the Company’s subsidiary InterDigital Technology Corporation. This election establishes the timetable for senior executive meetings and any future initiation of arbitration. Samsung has informed the Company that it believes resolution of this matter is unlikely without arbitration. Absent a change in its position, we expect Samsung will file a demand for arbitration in the near future. The parties continue to meet in an attempt to resolve the matter.

As reported in the Company’s Form 8-K dated November 4, 2003, Federal Insurance Company (“Federal”), our insurance provider for the settled litigation involving Ericsson, Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. As previously reported on the Company’s Form 10-Q for the Quarter ended June 30, 2003, Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson, Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson, Inc. litigation, and damages for Federal’s bad faith and breach of obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson, Inc. under the settlement of the litigation involving Ericsson, Inc.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

(b)	The following is a list of Current Reports filed on Form 8-K during the third quarter of 2003:

We filed a Current Report on Form 8-K dated September 29, 2003 under Item 5—Other Events, relating to the Company’s announcement that it had completed its share repurchase program.

We filed a Current Report on Form 8-K dated September 24, 2003 under Item 5—Other Events, relating to the Company’s announcement that Samsung Electronics Co. Ltd. had notified the Company of its election to initiate contractual dispute resolution procedures with respect to its royalty obligations under a license with the Company’s subsidiary, InterDigital Technology Corporation.

We filed a Current Report on Form 8-K dated August 14, 2003 under Item 2—Acquisition and Disposition of Assets and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits relating to the Company’s purchase on July 30, 2003 of the assets of Tantivy Communications.

We furnished a Current Report on Form 8-K dated August 13, 2003 under Item 7—Financial Statements, Pro Forma Financial Information and Exhibits and Item 12—Results of Operations and Financial Condition, relating to the Company’s issuance of a press release announcing its results of operations and financial condition for the quarter ended June 30, 2003.

We filed a Current Report on Form 8-K dated July 22, 2003 under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits relating to the Company’s issuance of a press release announcing the commencement of arbitration proceedings with Nokia Corporation.

We filed a Current Report on Form 8-K/A dated July 2, 2003 under Item 5—Other Events and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits relating to the filing as exhibits certain amendments to contracts entered into between May 8, 1995 and May 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date:	November 14, 2003	/s/ Howard E. Goldberg

Howard E. Goldberg President and Chief Executive Officer

Date:	November 14, 2003	/s/ R. J. Fagan

Richard J. Fagan Executive Vice President and Chief Financial Officer