Form 10-K/A
period 2002-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-01-28
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not herein contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K/A or any amendment to this Form 10-K/A. ☒

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

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

<R

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Form 10-K/A, Amendment No. 1 amends certain items of the Annual Report on Form 10-K of InterDigital Communications Corporation (the “Registrant”) for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003, and presents the complete text of the items amended, as amended. These amended items do not restate the Registrant’s consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A, Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

The change reflected by this Form 10-K/A, Amendment No. 1 is a revision to the report of independent accountants in Item 8, to include the city and state where the report was issued. The Exhibit Index in Item 15 is also amended to reflect the inclusion of updated certifications of certain executive officers. </R

<R

		Page
PART II

ITEM 8.	INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K	28

	SIGNATURES	32
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32.1
	EXHIBIT 32.2

</R

InterDigital® and SmartRRMSM are trademarks and service marks of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-K/A, Amendment No. 1 are the property of their respective holders.

i

In this document, the words we, our, ours, and us refer only to InterDigital Communications Corporation collectively with its subsidiaries.

<R

PART II

Item 8.	INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.</R

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP Two Commerce Square, Suite 1700 2001 Market Street Philadelphia, PA 19103-7042 Telephone (267) 330 3000 Facsimile (267) 330 3300

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

of InterDigital Communications Corporation

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

<R

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

March 14, 2003</R

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A, AMENDMENT NO. 1) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

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

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 14, 2002

The consolidated financial statements for the year ended December 31, 1999 are not required to be presented in this Form 10-K/A, Amendment No. 1.

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

At December 31, 2002, the Company has three stock-based employee compensation plans which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the Company underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

(In Thousands, except per share data) Year Ended December 31,	2002	2001	2000
Net income (loss) applicable to Common
Shareholders – as reported	$2,375	$(19,421)	$(48,311)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(18,993)	(27,687)	(30,587)

Net loss applicable to Common Shareholders – pro forma	$(16,618)	$(47,108)	$(78,898)
Net income (loss) per share – as reported – basic	0.04	(0.36)	(0.91)
Net income (loss) per share – as reported – diluted	0.04	(0.36)	(0.91)
Net (loss) per share – pro forma – basic	(0.31)	(0.88)	(1.49)
Net (loss) per share – pro forma – diluted	(0.31)	(0.88)	(1.49)

(a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in an NOL carryforward position and the realization of such benefit cannot be assured.

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
Loss per Share – Basic:
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

Loss per Share – Basic:

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

Common Stock Warrants

As of December 31, 2002, we had warrants outstanding to purchase 222,000 shares of Common Stock at exercise prices ranging from $2.50 to $7.63 per share, with a weighted average exercise price of $6.22 per share. As of December 31, 2002, all of these warrants were currently exercisable. 30,000 warrants will expire in 2003 and the remaining warrants will expire through 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under certain conditions.

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

15.	SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2002 and 2001:

	2002
Selected Quarterly Results	First	Second	Third	Fourth	Full Year
(in thousands, except per share amounts, unaudited)
Revenues	$20,949	$25,149	$14,706	$27,091	$87,895
Net income (loss) applicable to common shareholders	$16	$2,444	$(5,833)	$5,748	$2,375
Net income (loss) per share – diluted	$0.00	$0.04	$(0.11)	$0.10	$0.04

	2001
Revenues	$14,687	$14,953	$14,543	$8,379	$52,562
Net loss applicable to common shareholders	$(2,155)	$(2,459)	$(5,012)	$(9,795)	$(19,421)
Net loss per share - diluted	$(0.04)	$(0.05)	$(0.09)	$(0.18)	$(0.36)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2002
Allowance for uncollectible accounts	-0-	—	—	-0-
2001
Allowance for uncollectible accounts	$73	—	$73	-0-
2000
Allowance for uncollectible accounts	$975	—	$902	$73

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K/A, Amendment No. 1:

(1)	Financial Statements.

(2)	Financial Statement Schedules.

(3)	The Index to Financial Statements and Schedules and the Financial Statements begin on page 1.

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*3.2	By-laws, as amended March 21, 2002 (Exhibit 3.2 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

*10.2	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

*10.22	Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

*10.23	Employment Agreement dated November 18, 1996 by and between InterDigital Communications Corporation and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

*10.27	Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

*10.34	Agreement dated January 2, 2001, by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

*10.39	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.40	Patent License Agreement dated May 8, 1995 between ITC and NEC (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

*10.41	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

*10.42	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

*10.43	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

*10.44	The TDD Development Agreement between and among InterDigital, ITC and NEC (Exhibit 10.55 to the 2003 Form 8-K).

*10.45	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and NEC (Exhibit 10.56 to the 2003 Form 8-K).

*10.46	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and NEC (Exhibit 10.57 to the 2003 Form 8-K).

*21	Subsidiaries of InterDigital (Exhibit 21 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2002).

<R*23.1	Consent of PricewaterhouseCoopers LLP. (Exhibit 23.1 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2002).

31.1	Certification of the President and Chief Executive Officer.

31.2	Certification of the Chief Financial Officer.

32.1	Certification of the President and Chief Executive Officer.

32.2	Certification of the Chief Financial Officer.</R

*	Incorporated by reference to the previous filing indicated.

(b)	The following is a list of Current Reports filed on Form 8-K during the last quarter of 2002:

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

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: January 28, 2004	/s/ Howard E. Goldberg

Howard E. Goldberg President and Chief Executive Officer

Date: January 28, 2004	/s/ R. J. Fagan

Richard J. Fagan Executive Vice President and Chief Financial Officer