Form 10-Q/A
period 2003-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-01-28
CIK 354913

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

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of InterDigital Communications Corporation (the “Registrant”) for the quarterly period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003, and presents the complete text of the items amended, as amended. These amended items do not restate the Registrant’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.

The changes reflected by this Form 10-Q/A are revisions and supplemental disclosures to the Controls and Procedures disclosure in Part I, Item 4. The Exhibit Index in Part II, Item 6 is also amended to reflect the inclusion of updated certifications of certain executive officers.

i

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PAGE

Part I – Financial Information:

Item 4. Controls and Procedures	1

Part II – Other Information:

Item 6. Exhibits and Reports on Form 8-K	2

Signatures	3

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

InterDigital® is a trademark of InterDigital Communications Corporation. All other trademarks, service marks, and/or trade names, if any, appearing in this Form 10-Q/A are the property of their respective owners.

ii

PART I – FINANCIAL INFORMATION

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

    (b) Changes in Internal Controls

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, in the period covered by this report.

1

PART II – OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of Exhibits filed as part of this Amendment No. 1 on Form 10-Q/A:

Exhibits*

*10.59	Indemnity Agreement dated as of May 5, 2003 by and between the Company and Richard J. Brezski.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	previously filed.

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

We filed a Current Report on Form 8-K dated June 4, 2003 under Item 5 – Other Events, relating to the Company’s announcement that on May 30, 2003, the Company’s wholly-owned subsidiary, InterDigital Technology Corporation, had extended by amendment its patent license agreement with Sharp Corporation.

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