Form 10-K
period 2003-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-03-15
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 transition period from              to

Commission File Number 1-11152

INTERDIGITAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

781 Third Avenue
King of Prussia, Pennsylvania	19406-1409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(610) 878-7800

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock (Par Value $0.01 Per Share) [Title of class]
Series B Junior Participating Preferred Stock Rights [Title of class]
$2.50 Cumulative Convertible (Par Value $0.10 Per Share) [Title of class]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not herein contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,306,806,972 as of June 30, 2003.

The number of shares outstanding of the registrant’s Common Stock was 55,316,970 as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III, Items 10, 11, 12, and 14 of this Annual Report. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2003.

InterDigital® and SmartRRMSM are trademarks and service marks of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

i

GLOSSARY OF TERMS

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

cdma2000

A standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne) and which, as amended, includes without limitation CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X_EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the IMT-2000 family of 3G standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are a registered trademarks of the Telecommunications Industry Association (TIA – USA).

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

EDGE

“Enhanced Data rates for GSM Evolution”. Technology designed to deliver data at rates up to 473.6 kbps, triple the data rate of most wireless services, and built on the existing GSM standard and core network infrastructure. A 2.5G technology. This is, at times, referred to as EGPRS.

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

ISO

“International Standards Organization”. An international organization, which sets international electrical and electronics standards. The U.S. member body is ANSI.

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

ITC

“InterDigital Technology Corporation”, one of our wholly-owned Delaware subsidiaries.

Layer 1

“L1”. The OSI Reference Model communications protocol that governs the hardware connections and byte stream-encoding/decoding for transmission. It is called the physical layer and is the only layer that makes a physical transfer of information between network nodes.

MHz

“Mega Hertz”, millions of Hertz.

Modem

A combination of the words modulater and demodulator, referring to a device that modifies a signal (such as sound or digital data) to allow it to be carried over a medium such as wire or radio.

Multiple Access

A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot, or code) is automatically assigned when a subscriber requires it.

NTDD

Narrowband, low chip rate CDMA TDD, one form of which is commonly known as TD-SCDMA.

OEM

“Original Equipment Manufacturer”. A manufacturer of equipment (e.g., base stations, terminals) that sells to operators.

OSI Reference Model

A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

PDC

“Personal Digital Cellular”. The standard developed in Japan for TDMA digital cellular mobile radio communications systems.

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

TD-SCDMA

“Time Division Synchronous CDMA”. A form of TDD utilizing a low Chip Rate.

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

2G

“Second Generation”. A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets that provide basic voice services.

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

Wireless LAN (WLAN)

“Wireless local area network”. A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex”. A form of TDD utilizing a high Chip Rate.

v

In this document, the words we, our, ours, and us refer only to InterDigital Communications Corporation collectively with its subsidiaries.

PART I

Item 1.	BUSINESS

General

We are in the business of designing and developing advanced wireless technology solutions, which we make available for license or sale to semiconductor companies and equipment producers. Our advanced technology solutions are comprised of inventions, know-how and other technical data (e.g., software, designs and specifications) related to the design and operation of digital wireless products. We patent many of our inventions and license those inventions to wireless communications equipment producers and related suppliers. In addition, we offer for sale or license various portions of the technology (e.g., reference designs, know-how and software) to producers of wireless equipment products and components. Our advanced technology solutions have been developed both independently and in conjunction with equipment manufacturers. We also actively participate in the standard setting process, contributing solutions that are incorporated from time to time into Standards.

We currently generate revenues and cash flow primarily through royalties from the licensing of our patent portfolio. We also seek to generate revenues and cash flow from licensing of other technology products (e.g., FDD terminal unit protocol stack) and the provision of specialized engineering services.

As an early participant in the digital wireless market, we developed pioneering solutions as to both of the main air interface technologies in use today in cellular systems, namely: TDMA and CDMA technologies. Our significant worldwide portfolio of patents and patent applications in wireless communications evidences our high level of early and fundamental invention in digital wireless technologies. A number of our patented inventions are essential to the implementation of 2G, 2.5G and 3G products, and we have been licensing those and other inventions to numerous wireless communications manufacturers to develop, manufacture, and sell 2G, 2.5G or 3G products. The products incorporating our inventions include but are not limited to:

•	Mobile phones and personal digital assistants

•	Other wireless devices (e.g., laptops, PC cards)

•	Base stations and other infrastructure equipment

•	Modules and components for wireless devices

We also incorporate our inventions into our own products. We develop advanced software platforms (such as reference designs, know-how and software) that provide highly efficient solutions for the wireless market. These products provide customers with advanced wireless technology solutions, improved power consumption characteristics and offer reduced time-to-market. We are also developing advanced algorithms and software solutions.

We invest heavily in the development of advanced wireless technology and related products by building and sustaining a highly specialized engineering team. Over the last three years, our cost of development has increased from approximately $44.5 million to approximately $45.9 million and has represented between 54% and 61% of our total operating expenses. Our technology development programs broaden and deepen our extensive patent portfolio, expand our body of technical know-how related to standards-based wireless technologies and systems, and support bringing our technologies to the market in the form of products. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G cellular standards as well as WLAN standards, and may have applicability across multiple air interfaces.

We incorporated in Philadelphia, Pennsylvania in 1972. We conducted our initial public offering in November 1981. Our corporate and administrative offices are located in King of Prussia, Pennsylvania, USA.

Our research and technology and product development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; Melbourne, Florida, USA; Montreal, Quebec, Canada; and Munich, Germany.

Our Internet address is www.interdigital.com. There, in the Investing section, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports required to be filed under the Securities Exchange Act of 1934, and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC).

Wireless Communications Industry Overview

Participants in the wireless communications industry include original equipment manufacturers (OEMs), semiconductor manufacturers, original design manufacturers (ODMs), a variety of technology suppliers, applications developers, and operators that deliver communications products and services to consumers and businesses. In order to achieve economies of scale and allow for interoperability across geographic regions, many market participants have increasingly focused on standards-based solutions for digital wireless equipment. The cellular market was originally focused on delivering voice-oriented services. Over the past two years, the industry has begun a transition from digital voice-oriented wireless products and services (commonly referred to as Second Generation or 2G), to more fully integrated digital voice and data services offering higher data rates and enhanced Internet access (commonly referred to as 3G). Concurrently, non-cellular technologies such as, WLAN, have emerged as a means to provide wireless Internet access for fixed and nomadic use.

Over the course of the last decade, the cellular communications industry has experienced rapid worldwide growth. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.2 billion at the end of 2003. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers will reach 2 billion in 2008.

The growth in new cellular customers combined with customers who are replacing their mobile phones helped fuel sales growth of mobile phones from approximately 115 million units in 1997 to approximately 516 million units in 2003. We believe the combination of a broad subscriber base, technological change, the ever growing dependence on the Internet, e-mail and other digital mediums sets the stage for growth in the sales of wireless products and services through the balance of this decade. The introduction of mobile technologies that permit the delivery of enhanced data-oriented services such as messaging, music, pictures and robust Internet access have helped fuel the sales of these new wireless products. The market for 3G products has begun to emerge and is expected to grow over the course of several years.

A number of service providers have launched 2.5G services offering the addition of enhanced data capabilities to their voice services. In 2003, GPRS or EDGE-enabled mobile phones accounted for a third of total worldwide shipments. During 2003, cdma2000-enabled devices (which accounted for 20% of total worldwide shipments) largely replaced the earlier generation of narrow-band CDMA mobile phones.

In addition, various cellular wireless operators in Europe and Japan have begun to deploy 3G networks. Installation of 3G network infrastructure began in stages, starting in markets of heavy use. NTT DoCoMo, the largest wireless operator in Japan, launched a WCDMA-like 3G network in Japan in October 2001. This service now has 2 million subscribers. Also, operators conducted WCDMA 3G field trials in parts of Asia and Europe during 2003. The deployment, pace and growth of the 3G market will depend upon the ability of the manufacturers to offer and deliver fully-functional equipment, including mobile phones, at affordable prices and the introduction and uptake of new services designed to use the enhanced data capability. Major manufacturers have reaffirmed their intention to bring commercial volumes of 3G mobile phones to market during 2004. In 2003 approximately 3 million WCDMA enabled phones were sold. Analysts have forecast shipments of 10 to 20 million WCDMA-enabled mobile phones in 2004.

In addition to the advances in cellular technologies, additional technologies to provide data and other communications in a wireless fashion have emerged. Of note, WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. WLAN technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. From initial semiconductor shipments of products built to the 802.11 standard in 1998, WLAN sales have nearly doubled every year since introduction. While relatively small compared to the cellular market (50 million WLAN units shipped in 2003) the affordability and attractiveness of the technology has helped fuel rapid market growth.

Evolution of Wireless Standards

Wireless communications standards are formal guidelines for engineers, designers, manufacturers and service providers, that regulate and define the use of the licensed radio frequency spectrum for wireless communications products and services used in the marketplace. A number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), Engineering Committee TI, and the American National Standards Institute (ANSI), have responsibility for the development and administration of wireless communications standards. In order to provide for interoperability, most wireless products are manufactured to comply with standards adopted by these organizations either on a regional or worldwide basis. New standards are typically adopted with each new generation of products.

“Essential” patents claim those inventions that must be used by equipment that operates in conformance with a standard. To lawfully manufacture, have made, sell, offer to sell, or use such products, a manufacturer or other entity doing so must obtain a license from the holder of those essential patent rights. The SDOs do not have the enforcement authority against entities that fail to obtain required licenses, nor the ability to protect the intellectual property rights of holders of essential patents. Rather, these standards bodies ask participating companies to formally declare whether they believe they hold patents essential in a particular standard and whether they are willing to license such patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis.

The principal standardized digital wireless technologies in use today are based on TDMA and CDMA technologies, with TDMA-based technologies serving over 80% of wireless subscribers worldwide. These standardized TDMA technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA), PDC, PHS, DECT and TETRA standards. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, parts of the Americas and other regions. Approximately 70% of all wireless subscribers as of year-end 2003 use GSM technologies. Due to its dominance in Europe, GSM permits, with very limited exceptions, inter-country roaming for its customers. TIA/EIA 54/136 technology has been deployed primarily in North, Central and South America. PDC technology has been deployed in Japan while PHS technologies are deployed primarily in Japan, the People’s Republic of China (under the name PAS) and Taiwan. PDC, PHS and U.S. TDMA technologies account for approximately 15% of worldwide wireless subscribers. DECT is a digital cordless standard that operates primarily in Europe. TETRA is an open digital trunked radio standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities. Narrowband CDMA-based technologies, which represent approximately 12% of all wireless subscribers, include TIA/EIA-95 (more commonly known as TIA/EIA-95 or cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. In 2003, nearly 3 million subscribers (less than 1%) used 3G WCDMA systems. The remaining 3% of worldwide wireless subscribers use first generation analog technology.

Deployment of standardized TDMA-based 2.5G systems (such as GPRS and EDGE) accelerated in 2003. 2.5G systems offer higher data rate services, and depending upon the generation of installed infrastructure, can be implemented without substantial additional infrastructure investment. However, 2.5G systems utilizing existing radio spectrum may face capacity constraints as data-rich applications become widely used.

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

The five specifications under the 3G standard include the following forms of CDMA technology: CDMA FDD, CDMA TDD, and Multichannel CDMA (cdma2000 technology). There are two forms of CDMA TDD in the specifications: WTDD and NTDD (also referred to as TD-SCDMA). WTDD and FDD combined are commonly referred to as WCDMA. The 3G standard also includes two forms of TDMA technology: UWC-136 and a form of DECT.

WCDMA systems’ commercial deployment began in Japan in 2001 and expanded with initial deployments and field trials in Europe during 2002 and 2003. Of the GSM service providers in Europe that have selected a 3G air interface, all have selected WCDMA. A select number of operators in South Korea, Japan, the United States and a few other countries have selected cdma2000 technology as their air interface because it is compatible with their installed infrastructure. TD-SCDMA is being developed as a potential wireless technology for the People’s Republic of China and for possible export outside of China. The following chart shows the technology evolution from 2G to 2.5G to 3G based on classification by the standards organizations:

[GRAPHIC APPEARS HERE]

The IEEE (Institute of Electrical and Electronic Engineering) began to address the need for an interoperability standard among WLANs in 1990. The final proposal—the 802.11 standard—was ratified in 1997. Since that time the 802.11 Working Group has continued to update and expand the basic 802.11 standard to achieve higher data ratios and accommodate additional operating frequencies. The wide area community has established the 802.16 Working Group to define air interface standards for long distance (2 to 50 kms) Wide Area Networks (WANS).

Strategy

Our strategy is to leverage our expected cash flow from licensing to grow our portfolio of wireless technology and product solutions, with the goal of becoming a preferred provider of advanced modem solutions for the wireless industry. By doing so, we believe we can deliver substantial growth in enterprise value. To accomplish this objective, we are combining our experience based on a long history of pioneering technology and product development with creative, technically efficient and cost effective designs for advanced digital wireless products in the cellular and non-cellular wireless markets. Our strength lies in our deep understanding of wireless modem technology and components (including antenna subsystems, radio, baseband processor, associated protocol software and radio resource management) and their efficient implementation into a broad range of wireless products that deliver enhanced system performance, reduced costs for OEMs and operators, and accelerated time to market for equipment producers and service providers. We are leveraging these areas of expertise as we develop solutions for the advanced mobile and WLAN markets.

We seek to create enterprise value by serving the growing demand for advanced functionality, including robust high data rate capability, in wireless communications core technologies and products. To address this growing demand, we are developing sophisticated wireless technology platforms and implementing those platforms into products that enable the producers of wireless terminals and infrastructure equipment to deliver the advanced functionality their customers’ desire. We seek to monetize our investment in technology development primarily through patent licensing and through the sale or license of various portions of the technology (e.g., reference designs, know-how and software) that we have developed for incorporation in products of semiconductor fabricators and other equipment manufacturers. We also seek to market our technology to agencies of the United States government.

Our strategy consists of the following key elements:

•	Development and delivery of advanced wireless technologies, and a deep and broad portfolio of intellectual property, to address the constantly evolving demands of the advanced wireless market. The heart of our ability to create value lies in our sustained investment in core technology development that advances the state-of-the-art of wireless solutions for our customers.

•	Implementation of our technologies into a diversified portfolio of products to serve a broad range of customers in the global cellular and WLAN markets. Our products include reference designs (including ASIC designs), software, antenna subsystems, and know-how. These products, along with maintenance, support and upgrade services, can be sold directly to our customers or through partnerships entitling us to receive royalties and other fees.

•	A program of licensing our patented technology to wireless equipment producers worldwide. Our substantial portfolio of wireless telecommunications inventions, including inventions applicable to TDMA and CDMA products and systems, our current license agreements and the capability to license these inventions are valuable assets. We will continue to broaden our base of licensees around the world. Where appropriate, we also intend to expand our licensing activities through strategic relationships under which we market the technology and patented inventions of other entities.

•	Maximizing the value proposition for our customers and partners by combining our intellectual property rights and technology products into a coordinated offering. Through such offerings our customers gain the enhanced benefit of access to our core technology and our efficient implementations to enhance the performance of their products in a cost effective and timely manner.

•	Substantial involvement in key worldwide standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those standards. By actively participating in cellular and WLAN standards development, we continue to contribute to the development of better solutions for the marketplace, build recognition of our technical competence, gain insight into market trends, and secure positions for our intellectual property within the technology standards.

•	Acquisition of valuable intellectual property, technologies and products that will enhance the value of our portfolio of solutions for our customers. When and where appropriate, we seek to acquire technology assets that accelerate our ability to bring more complete and valuable solutions to our customers.

•	Creatively structured relationships with leading technology developers and equipment producers to accelerate our time to market and extend our reach into new markets. We pursue agreements with companies to transfer our technology into their products, giving them access to our longstanding competencies in digital air interface design and development, and to secure access to their solutions to enhance our product offerings. Such agreements allow us to gain expanded reach into a broader base of potential customers.

InterDigital’s Technology Position

We have a strong history developing wireless technologies including those related to CDMA and TDMA. With regard to TDMA, we led the industry in establishing TIA/EIA-54 as a wireless standard in the United States in the 1980s and, through standards-related innovation, created a substantial portfolio of patented inventions. Our TDMA inventions include or relate to (among others):

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

A number of our TDMA inventions are being used in a broad range of 2G and 2.5G wireless networks and mobile and fixed terminal-end devices and we believe such inventions are essential to those standards and to the TDMA 2G and 2.5G backwards compatibility included in many 3G wireless networks and terminal-end mobile and fixed devices. (See, “-Business Activities, Patent and Technology Licensing”.)

With respect to CDMA technologies we also have led industry innovation and patented our resulting CDMA inventions. Today we hold a significant worldwide portfolio of patents and patent applications for CDMA technology. Similar to our TDMA inventions, we believe that a number of our inventions are essential to the implementation of the 2G and 2.5G and 3G CDMA systems in use today. Our key CDMA inventions include or relate to (among others):

•	Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment

•	Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms

•	Power control: Highly efficient schemes for controlling transmission power output of terminal and base station devices vital in a CDMA system

•	Overlay techniques for communications systems, which allow new wireless systems to be deployed with existing wireless technologies without frequency allocation

•	Joint detection and interference cancellation for reducing multiple access interference in a physical receiver

•	Soft handover enhancement techniques between designated cells

•	Various sub-channel access and coding techniques

•	Packet data

•	Fast handoff

•	Geo-location for calculating the position of terminal users

•	Multi-user detection (MUD)

Our reputation as an inventor and innovator positions us to influence the content and direction of wireless technology standards. Our competitive advantage is derived from the fact that we have intimate knowledge of the innovation together with intellectual property rights that may attach to such innovations. Our ability to influence the standards development process also helps to create a climate for the growth of business opportunities both by enhancing our image as a key innovator, and providing early intelligence on technologies.

To facilitate our position as a contributor to emerging wireless technologies, we are active in the Third Generation Partnership Project (3GPP), through our membership in the European Telecommunications Standards Institute (ETSI), and are also an active member of several SDOs and industry associations that influence and sponsor standards development including the ITU-R, the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS) Committee T1P1, the Institute of Electrical and Electronic Engineers (IEEE) Standards Association and the American National Standards Institute (ANSI). For 3G standards, we have submitted over 1,000 contributions to standards bodies worldwide and over 60% of those contributions have been adopted. We have made technical contributions into the IEEE 802 standards bodies and expect that effort to expand. We have also taken leadership positions in a number of these standards bodies. Company management and engineers either have served or are currently serving in a number of leadership positions in key industry standards bodies including past Chair of the IEEE 802.16a Task Group (Broadband Wireless Access, 2-11 GHz), current Chair of the IEEE 802.16e Task Group (Mobile Broadband Wireless Access, based on the 2-11 GHz IEEE 802.16a air interface); current Vice Chair of the 3GPP RAN Working Group 3 (WG3); Acting Chair of T1P1.4 Wireless Wideband Internet Access; past North American Rapporteur for ITU-R IMT-2000 Deployment Handbook; past Editor, 3GPP RAN WG1 Physical Layer Procedures (TDD)(R5) and past Editor and Rapporteur, 3GPP RAN WG4, TDD Base Station Classification. In addition to our participation in a number of standards bodies, we are also active in several technology forums that foster our business interests. For example, our Chief Technology Officer (CTO) chairs the Universal Mobile Telecommunications System (UMTS) Forum Task Force on TDD and Wireless LANs, and is the Chair, as well as a member of the Associate Member Interest Group (AMIG) of the GSM Association. Our Chief Operating Officer is the Vice-Chair of the Manufacturing Task Force for the UMTS Forum. A member of our CTO Office is the Co-chair of the GSM Association’s Wireless LANs Task Force. Further, we are a Council Member (a senior level position held by a limited number of the world’s leading wireless companies) of the TD-SCDMA Forum, and our Chief Strategic Standards Officer is an officer in the TDD Coalition, an industry consortium which promotes TDD airlink technology.

Based on our history of invention and our extensive participation in the standards bodies, together with extensive use of technology innovation across different standards, we believe that our patent portfolio, including patents applied for, is applicable to all of the air interface protocols described in the IMT-2000 standard. We have indicated to the appropriate standards bodies that we hold patents and patent applications that are essential for implementation of the present 3G standards specifications in products, and have, in conjunction with such indication, declared that our patented inventions will be available for license under the general principles of fairness, reasonableness and/or non-discrimination for each standards body. (See, “-Business Activities, Patent and Technology Licensing”.)

Business Activities

Technology and Product Development

Over the course of our history, we have designed, developed and placed into operation a variety of advanced wireless technologies, systems and products. In addition, through our involvement in the standards bodies and incubation efforts, we monitor emerging technologies being developed to deliver voice and data in a wireless environment. Since 1999, we have focused our technology and product development on the air interface technology referred to as WCDMA. WCDMA is comprised of two duplexing methods, FDD and TDD. With FDD, transmission, communications signals are transmitted in two separate radio bands of equal size. With TDD transmission, communications signals are sent in alternate directions, often asymmetrically, in a single radio channel. While global market demand for FDD products is growing in tandem with the emerging market demand for 3G generally, we expect that consideration of deployment of TDD products will trail the emergence of FDD products. Our technology development in both specifications of WCDMA technology allows us to offer a complete WCDMA solution to manufacturers of wireless equipment.

We recorded expenses of $45.9 million, $46.1 million, and $44.5 million during 2003, 2002 and 2001, respectively, related to all of our research, technology and product development. Revenues recognized in 2003, 2002, and 2001 associated with development efforts were $1.1 million, $4.5 million, and $21.8 million, respectively. Such revenue amounts were primarily associated with a TDD development project for Finland-based, Nokia. In 2003, 2002, and 2001, respectively, 1%, 5%, and 42% of our total revenue was from Nokia.

FDD Technology Products

Since 2001 we have been engaged in the implementation of FDD protocol stacks under our cooperative development and sales agreement with Infineon Technologies AG (Infineon). Together with Infineon, we have been jointly developing this software for use in terminal units. This FDD protocol stack interfaces with existing GSM/GPRS hardware and software, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. In first quarter of 2003, we conducted a successful public demonstration of the FDD protocol stack’s performance characteristics with critical features, including 384 kbps voice and video transmission capability, on a variety of different hardware platforms. The Company and Infineon completed the full multi-mode FDD protocol stack in 2003 and, in first quarter 2004, conducted a successful public demonstration of the protocol stack operating in a fully functional 3G handset. The Company and Infineon are offering the FDD protocol stack solution to 3G mobile phone and semiconductor producers. In September 2003, Infineon and Huawei Technologies announced that they had joined forces to offer a competitive WCDMA mobile phone platform. As part of this effort, Infineon is contributing the reference design and jointly developed protocol stack. Members of the Company’s FDD development team, working with Infineon and Huawei, have successfully conducted interoperability testing at Huawei’s laboratories in Shanghai, China. We expect to continue to support field trials, testing and implementation of the software with Infineon and Huawei.

Under the March 2001 agreement, which has a duration of nine years from the first sale of the joint 3G Protocol stack, the parties each own the technology they develop. In addition, the parties have cross-licensed to each other a limited set of patents for specified purposes. In our case, the cross-licensed patents are those generally applicable to the jointly developed software and related products for specified purposes. We have also agreed to a framework for determining royalties in other 2G and 3G products. No revenues have been generated under this agreement to date. (See, “-Risk Factors, We Rely and Intend to Rely on Relationships with Third Parties to Develop and Deploy Products”.)

As part of our commitment to develop and offer a robust FDD product offering, we are developing the next generation of FDD that provides advanced high-speed capabilities. This technology is referred to as HSDPA (High-Speed Downlink Packet Access). Our HSDPA development effort includes the physical (commonly referred to as Layer 1) and the software protocol stacks (commonly referred to as Layers 2/3). Through our involvement in the standards bodies, we have made important contributions to the development of this technology. We plan to expand our HSDPA solution to incorporate the design of the physical layer along with the software. We plan to offer this technology product to semiconductor manufacturers and equipment producers.

TDD Technology Products

Our TDD technology development work began in 1999 when we entered into a strategic technology development agreement with Nokia involving the development and validation of fully standards compliant WTDD technology. Under the Nokia development agreement, we own all of the developed technology and have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. Under this agreement, we delivered technology building blocks to Nokia for use in 3G wireless products. This development effort concluded in 2003 with final verification, testing and acceptance by Nokia.

Under the terms of the Nokia development agreement, Nokia agreed to fund the majority of the development effort based on a project budget of $40.0 million and to maintain an active role in the development plan. During the third quarter of 2001, the Company and Nokia amended the development agreement by refining the pace and scope of the program. Nokia agreed to forego its right to terminate the project for convenience and committed to a project maximum of approximately $58.0 million, up from the original estimate of approximately $40.0 million. Under the amendment, generally, Nokia was obligated to pay for the work based on negotiated commercial rates and to reimburse certain expenses, up to the project maximum. During 2002, Nokia’s payments reached the agreed maximum amount, less a $1.0 million payment to be made upon completion of the project. During 2003, we recorded revenue in the amount of $1.0 million from the Nokia development project, completing the project during the fourth quarter. Certain royalty-free licenses relating to TDD granted to Nokia under the contract continue after the development work has been completed.

In fourth quarter 2003, utilizing 5 MHz of unpaired spectrum owned by Swisscom Mobile we deployed a demonstration system, using our TDD technology, and demonstrated live, over-the-air, full screen streaming video calls at 2 Mbps while operating over a point-to-point fully functioning radio network controller, base station, and end-user terminal device. The demonstration also included live, over-the-air 384 kpbs video conference calls operating from terminal to terminal and voice calls with a Web browsing session.

We have experienced varying degrees of preliminary interest in our TDD technology among manufacturers and operators as they begin to evaluate their use of unpaired spectrum. We will continue to monitor market interest in TDD. With the development work on TDD for Nokia now complete, we expect to have modest resources devoted to the stabilization of the technology in 2004. Further, we have delayed any investment in field trial demonstration product until market demand warrants such investment.

We believe that a substantial amount of our TDD technology applies to other TDD technologies, such as TD-SCDMA. As part of our efforts to evaluate key technology developments, in 2002 we became a Council Member in the TD-SCDMA Forum, a body focused on the application of TD-SCDMA technology in wireless product. We are monitoring the evolution in TD-SCDMA development activities and its potential for deployment in China or elsewhere.

Smart Antenna Technology Products

In July 2003, we acquired substantially all the assets of Windshift Holdings, Inc., a company formerly known as Tantivy Communications, Inc. (Windshift). With this acquisition, we added smart antenna technology and capabilities and early product designs, to our portfolio. We are committing additional resources to validate the performance advantages of the smart antenna technology and to productize and market the solutions to semiconductor manufacturers and equipment producers. In general, smart antenna technology seeks to improve the ability of a wireless device to acquire and hold a radio signal. Our subscriber-based smart antenna product employs a steerable beam antenna for mobile devices that increases capacity in the cellular system, improves coverage, and extends battery life. We are seeking to conduct cooperative field trials of the cellular smart antenna solution with mobile device manufacturers during 2004. For the WLAN market, we have applied the steerable beam concepts, algorithms and methodology for deployment in a WLAN system. The smart antenna for WLAN could be deployed in access points, the PC cards, or other WLAN-enabled end-user devices. We are actively testing the WLAN smart antenna technology and seeking potential customers among the semiconductor manufacturers and equipment producers.

Radio Resource Management Solutions

As part of our TDD development effort, we created a complete suite of advanced radio resource management algorithms that maximize system performance, lower deployment costs and enhance operators’ service offerings under different network deployment scenarios. The radio resource management solution, offered under our service mark SmartRRM, allocates radio resources to suit the character of wireless traffic, optimizing network stability, connection reliability, system capacity, terminal battery consumption, and overall quality of service. As an extension of the SmartRRM solution, we have begun efforts to explore capacity management constructs and evaluate their applicability to WLAN systems. In addition, the constructs and approaches involved in the SmartRRM solution may well be applicable in the integration of WLAN and cellular systems technologies.

Future Technology Efforts

The Company is creating the InterDigital Incubation Center (IIC), comprised of a dedicated team of engineers, to explore and foster the development of new architectures and technologies for wireless systems. Under the direction of the Company’s CTO, the IIC is focusing on identifying leading-edge technologies that have attractive long-term commercial potential in the wireless market. The IIC will work with leading universities and research centers to expand the scope of its work into leveraging advancements in material sciences and advanced software applications.

Patent and Technology Licensing

Our business model is based on developing advanced wireless technology solutions, and then making those solutions available to customers through licensing and product sales. These solutions (many of which are patented) include inventions, know-how and other technical data (e.g., software, designs, specifications, etc.) related to the design and operation of digital wireless products. We seek to monetize our investment in technology development primarily through patent licensing and/or the sale or license of various portions of the technology (e.g., reference designs, know-how and software) that we have developed for incorporation in products of semiconductor and other equipment manufacturers. Also, we have entered strategic partnering arrangements with other companies to develop new technologies in which we typically have retained ownership of all or portions of the patents, copyrights, know-how and/or other technical data we develop.

As of December 31, 2003, we held the following patents and applications relating specifically to digital wireless radiotelephony technology (including without limitation TDMA and/or CDMA) which expire at differing times primarily ranging from the current year through 2023. Most of our foreign patent applications are single treaty application filings, which can produce patents in all of the countries that are parties to the treaty. Consequently, a single treaty filing can result in a number of foreign patents that is a multiple of the number of our foreign patent applications. (That multiple is not reflected in the chart below. Only one issued patent is listed as to a single treaty filing.) While our patents and patent applications have been derived from development efforts primarily regarding TDMA and CDMA technologies, the patents can apply to all forms of either CDMA or TDMA technologies, as well as other wireless technologies. The CDMA technologies include narrowband CDMA (TIA/EIA-95 and similar standards), WCDMA (both FDD and TDD), cdma2000, and TD-SCDMA. The TDMA technologies include GSM, GPRS, EDGE, PDC, PHS, TETRA and DECT.

	U.S. Issued Patents	U.S. Patent Applications	Foreign Issued Patents	Foreign Patent Applications (Including Under Single Treaty Filings)	Total Issued and Applications (Including Under Single Treaty Filings)
CDMA development-based Patents	257	584	453	2,190	3,484
TDMA development-based Patents	77	26	376	85	564
TOTAL	334	610	829	2,275	4,048

During 2003, we filed 2001 new patent applications, 413 of which were United States applications, and were granted 299 new patents, 70 of which were United States patents. The majority of these applications and patents were for 3G CDMA-related inventions, though inventions – while deriving from a CDMA development project – can often extend across multiple technologies. In addition, we acquired a number of patents and patent applications from Windshift. (See, “-Acquisition of Patent Rights”.) Our patents have effective terms of up to 20 years from the date of the first application upon which the patent is based. We have in the past filed, and will continue to actively file, additional patent applications throughout most of the world, primarily relating to 2.5G and 3G products.

A significant portion of our business involves the licensing of our patents on a worldwide basis. A number of our patented inventions have been included in various digital wireless communications standards. Many of these patented inventions are considered essential (i.e., required to be used) to build equipment in accordance with the standards. (See, “-Evolution of Wireless Standards”.) Those standards include, but are not limited to, TIA/EIA-54/136, narrowband CDMA (TIA/EIA-95 and similar standards), WCDMA (both FDD and TDD), cdma2000, TD-SCDMA, GSM, GPRS, EDGE, PDC, PHS, TETRA and DECT. We also expect that many of our patents and patents expected to issue from existing applications will be commercially important in the actual 2G, 2.5G and 3G product implementations. Accordingly, we believe that companies making, using or selling products compliant with these standards require a license under our patents. We also believe that our patents have application beyond the digital cellular environment, including WLAN and smart antenna.

Currently, numerous manufacturers supply digital cellular equipment conforming to such standards. While some companies seek licenses before they commence manufacturing devices that use our patented inventions, many others do not. Consequently, we approach these companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to do so. In our license negotiations, we typically seek consideration for the prior sales of infringing equipment, as well as patent royalties for future sales of equipment incorporating the patented inventions. We are in active discussions with numerous companies on a worldwide basis regarding the licensing of our 2G, 2.5G and 3G-related patents. We attempt to be both aggressive and creative in structuring broad-based agreements that enable unlicensed companies to meet their obligations to us and position us as a value-added partner. During negotiations, from time to time, unlicensed companies raise different defenses and arguments as to the need to enter into a patent license with us, including defenses and arguments (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents, (iii) that they are indemnified or otherwise protected by third parties against infringement claims, and (iv) relating to the impact on them of litigation in which we are involved. We address these arguments and defenses by asserting our positions on essentiality and infringement, and by asserting our positions that any relationship between the prospective licensee and a third party and the existence of litigation do not provide a defense to the legal requirement for a patent license. Also, from time to time, if we believe that a third party is required to license our patents in order to manufacture and sell digital cellular products, and such third party will not enter into a license, we may institute a patent infringement lawsuit against the third party.

We offer non-exclusive, royalty-bearing patent licenses to telecommunications manufacturers that manufacture, use or sell, or intend to manufacture, use or sell, equipment that implements the inventions covered by our extensive portfolio of patents. In earlier years, we developed wireless technology solutions relating to 2G and 2.5G technologies. As a result, earlier licensing agreements include the 2/2.5G patents generated from such technology development. We continue to seek to license our 2/2.5G patents, as the key 2/2.5G patents will generally not expire until starting in 2006, and 2G products remain pervasive in today’s market. Since 1992 we have also been developing wireless technology solutions relating to 3G technologies, which have generated a significant number of 3G patents and continue to lead to the filing of additional 3G-related patent applications.

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

Patent Licenses

At December 31, 2003, we had granted to 33 licensees a total of 36 non-exclusive, generally non-transferable, royalty-bearing or paid-up licenses to incorporate our patented inventions covering 2G and/or 3G standards. (See Table below.) When we enter into a new patent license agreement with a licensee, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on products that it will sell during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. In circumstances where we receive consideration for sales made prior to the effective date, we recognize revenue in the quarter in which the patent license agreement is signed. However, if the license agreement is reached as part of the settlement of patent infringement litigation, we recognize consideration for past sales as other income. Our license agreements are structured on a prepaid, paid-up, or current royalty-bearing basis, or a combination thereof. Non-refundable prepayments are advances against payment of future royalties, and are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties due are calculated and either applied against any prepayment, or paid in cash. Sometimes, the royalties due are applied in full against the prepayment while other times they are applied in partial satisfaction (e.g., 40%). In the latter case, a royalty would be due for the remaining amount not applied against the prepayment (e.g., 60%). Additionally, royalties on sales of covered products under the license agreement are payable or exhausted against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, percentage of sales with caps, and other similar measures. The formulas can also vary by other factors including territory, covered standards, quantity, and dates sold.

Most of our license agreements that provide for the payment of royalties on an ongoing basis require the payment of royalties based on sales of covered products built to a particular standard. A few agreements that provide for the payment of royalties on an ongoing basis commencing when there is an infringed patent issued in the applicable geographic sales region. We generally recognize royalty revenue as earned based on royalty reports provided by our licensees or based on reasonable estimates.

Most of our license agreements are royalty bearing, however, certain of our license agreements are paid up and do not require further payments under specified ranges of conditions (e.g., for products built to particular standards). We recognize revenues related to paid-up amounts on a straight-line basis over the effective term of the license.

Siemens AG’s (Siemens) license is paid up under our 2G and selected 3G patents. The Siemens agreement does not include any rights under any of our patents (including essential patents) issuing from patent applications filed after December 15, 1999, or for those patents for which we acquired licensing or ownership rights after such date (e.g., Windshift’s patents and patent applications). Based on these limitations, the Siemens patent license agreement does not provide a license under all of our patents that we believe are essential to 3G, including cdma2000, or all of the inventions which we believe will be essential and which are contained in pending patent applications. Kyocera Corporation’s license under certain of our patents is paid up for PHS and PDC products but not as to other TDMA-based products. The Sanyo and Toshiba licenses under certain of our patents are paid up for PHS and PDC equipment made, sold and used in Japan but are generally royalty-bearing otherwise. NEC’s license under certain of our patents is paid up as to PDC and PHS products; and the 2G Matsushita Electric Industrial, Inc., license under certain of our patents is generally paid-up for TDMA-based 2G and 2.5G products.

Our patent license with Nokia is paid-up, generally, with respect to 2G and 3G covered products through the end of 2001, and contains a structure for determining the royalties thereafter. Nokia and InterDigital Technology Corporation, our wholly-owned subsidiary (ITC), are currently in arbitration over Nokia’s obligations on royalties for product sales beginning in January 1, 2002. (See, “-Legal Proceedings”). In addition, as part of our recently completed development project with Nokia (See, “-Business Activities, Technology and Product Development”), Nokia’s royalty obligations are also paid-up for TDD products based upon the scope of technology delivered under the development project. Nokia is also licensed on the same basis with respect to certain patents technically necessary to implement TDD technology; however, such paid-up license does not extend to non-TDD functionality.

Additionally, in 1994 we entered into a paid-up CDMA-based patent license agreement with Qualcomm, Inc. (Qualcomm) that is limited in scope. The Qualcomm license excludes, among other things, any rights under our patents as regards TDMA standards, any rights under any of our patent applications filed after March 7, 1995, any rights under the patents and applications subsequently acquired, such as was the case with Windshift, and any rights to any patents relating to cellular overlay and interference cancellation. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sub-licenses under designated patent and patent applications to Qualcomm’s customers. For some of our patents, Qualcomm’s sublicensing rights are limited to those situations where Qualcomm is selling ASICs to the customer. For a limited number of patents as to which applications were filed prior to March 8, 1995, Qualcomm may grant licenses under such ITC patents regardless of whether the customer is also purchasing an ASIC from Qualcomm. Based on these limitations, Qualcomm is not licensed under either all of our patents that we believe are essential to 3G, including cdma2000, or all of the inventions which we believe will be essential and which are contained in pending patent applications. The proportion of essential Company patents under which Qualcomm is licensed has diminished substantially over time as the Company has been inventing and acquiring technology at an accelerating rate since early 1995.

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

Expenditures relating to maintaining our current licenses (other than enforcement proceedings) are not material, and are predominantly administrative in nature. Revenues from patent license agreements have been used for general corporate purposes, including substantial reinvestment in standards contributions, technology development and productization. Revenues generated from royalties are subject to quarterly and annual fluctuations.

In 2003, 2002, and 2001, respectively, 64%, 94%, and 50% of our total revenue was derived from licensees based in Japan but generally covering products sold both within and outside of Japan. In 2003, revenues from our licensees NEC, Sony Ericsson, and Sharp Corporation of Japan (Sharp) were approximately 29%, 29% and 25%, respectively. The loss of revenues and cash payments under any of these license agreements (with the exception of the NEC 2G Agreement, for which all cash has been received and Sharp WCDMA/GSM/3G Agreement) would adversely affect our cash flow and results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

Licensees Generating 2003 Revenues Exceeding 10% of Total Revenues

ITC is a party to a worldwide, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent licenses with NEC. Pursuant to its patent license agreement with ITC, NEC paid $19.5 million royalty prepayment in 2002, which was exhausted during first quarter of 2003. Currently, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. This patent license agreement expires upon the last to expire of the patents licensed under the agreement. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G), which expires upon the last to expire of the patents licensed under the agreement. In 2002, the parties amended that agreement to provide for the payment by NEC to ITC of $53.0 million, in exchange for which royalty obligations for PHS and PDC products are considered paid-up. We are recognizing revenue associated with this $53.0 million payment on a straight-line basis from the January 2002 agreement date through February 2006, which is the expected period of use by NEC. It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2003, we recorded revenues of $33.3 million from NEC of which approximately $12.9 million is attributable to our 2G patent license agreement and approximately $20.4 million is attributable to our narrowband CDMA and 3G patent license agreement.

ITC is a party to a worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sony Ericsson (Sony Ericsson Agreement) covering sales of terminal units compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Under the terms of this license agreement, we received and expect to receive payments totaling $20.3 million related to sales of terminal unit products through December 31, 2002. We recognized this amount as revenue in 2003. For periods thereafter through 2006, Sony Ericsson is obligated under the terms of its agreement to pay ITC a royalty on each licensed product sold. In addition, Sony Ericsson made non-refundable advance royalty payments of approximately $26.2 million to ITC in 2003 covering Sony Ericsson’s projected sales in 2003 and 2004. The prepayment entitles Sony Ericsson to receive royalty rate discounts. We recognize revenue from the prepayment as sales are reported. Once this initial prepayment is exhausted, Sony Ericsson can either make additional prepayments (net of prepayment discounts and any applicable credits) for 24-month periods or pay royalties at the base rate on sales through 2006. This license agreement expires upon the last to expire of the patents licensed under each agreement. In 2003, we recorded revenues of $32.9 million from the Sony Ericsson Agreement.

ITC is a party to a non-exclusive, worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (Sharp PDC/PHS Agreement) covering sales of terminal devices compliant with TDMA-based PDC and PHS standards. In second quarter 2003, ITC and Sharp extended the term of the Sharp PDC/PHS Agreement until April 2008. Under the extension, Sharp made a $17.5 million up-front payment consisting of a renewal fee of $2.0 million and a royalty prepayment of $15.5 million. We recognize revenue from the prepayment as sales are reported. Once the royalty prepayment is exhausted, Sharp will be obligated to make additional royalty payments on sales of licensed products sold through early 2008 at the updated rates. The renewal fee is being amortized on a straight-line basis over the five-year term of the extension.

ITC and Sharp are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. In 2003, we recorded revenues of $28.5 million from Sharp of which approximately $19.5 million is attributable to the Sharp PDC/PHS Agreement and approximately $9.0 million is attributable to the Sharp NCDMA/GSM/3G Agreement. In addition, under an amendment to the Sharp NCDMA/GSM/3G Agreement executed in first quarter 2004, Sharp is obligated to make an up-front payment of approximately $17.8 million in second quarter 2004 as an advance against future royalty obligations.

2003 License Agreements

In addition to the Sony Ericsson Agreement and extension of the Sharp PHS/PDC Agreement described above, during 2003 we entered into four new patent license agreements.

In first quarter 2003, we entered into a worldwide, royalty-bearing, convenience-based patent license agreement with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) covering sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products. Under the terms of the license agreement with Ericsson, we received and expect to receive payments of approximately $14.0 million related to sales of terminal unit and infrastructure products through December 31, 2002. We recognized the $14.0 million from Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement as other income in 2003. Under the terms of its agreement, Ericsson is obligated to pay us an annual license fee of $6.0 million for sales of covered infrastructure equipment for each of the years 2003 through 2006. We are recognizing the related revenue on a straight-line basis from first quarter 2003 to fourth quarter 2006. This license agreement expires upon the last to expire of the patents licensed under each agreement.

In second quarter 2003, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Research In Motion Limited (RIM) for terminal units compliant with GSM/GPRS/EDGE standards. Under this agreement, we will receive a royalty on each licensed product sold by RIM worldwide. RIM also made a royalty prepayment and, once that prepayment is exhausted, RIM will be obligated to pay additional royalties on sales of licensed products through January 1, 2008. We recognize revenue associated with this agreement as sales of licensed products are reported.

In second quarter 2003, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Nakayo Telecommunications, Inc. (Nakayo) for terminal units and infrastructure compliant with TDMA-based PHS standards. Under this agreement, we will receive a royalty on each licensed product sold by Nakayo worldwide. Nakayo made a royalty prepayment and paid a one-time license fee. Once the prepayment is exhausted, Nakayo will be obligated to pay additional royalties on sales of licensed products through the life of the licensed patents. We recognize the revenue associated with this agreement as sales of licensed products are reported.

In fourth quarter 2003, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with High Tech Computer Corp. (HTC) covering the sale of terminal units and infrastructure compliant with 2G and 2.5G IS-136/GSM/GPRS/EDGE and 3G WCDMA/cdma2000/TD-SCDMA standards. Under this agreement, we will receive a royalty on each licensed product sold by HTC worldwide. HTC is obligated to make a royalty prepayment in first quarter 2004 and, once that prepayment is exhausted, will be obligated to pay additional royalties on sales of licensed products through the life of the licensed patents. We recognize the revenue associated with this agreement as sales of licensed products are reported.

Acquisition of Patent Rights

In third quarter 2003, we entered into an asset purchase agreement with Windshift pursuant to which we acquired substantially all of its assets. Included in the acquisition were patents, patent applications, and know-how related to cdma2000 technology, Smart Antenna, WLAN and other wireless communications technologies, as well as state-of-the art laboratory facilities. The acquisition included patents and patent applications that we had previously acquired under a patent license agreement with Windshift in 2002. The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, for approximately five years, Windshift will be entitled to receive 1% and 4%, respectively, of amounts we receive from the licensing or sale of Smart Antenna and 802.11 intellectual property acquired from Windshift in the acquisition.

Legal Proceedings

Patent Oppositions

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, our patent claims are subject to uncertainties that are typical of patent enforcement generally. The validity of some of our key patents has been and continues to be challenged in patent opposition proceedings in a number of jurisdictions. While in a few cases, our patents have been invalidated or substantially narrowed, this has not impaired our patent license program because we generally license a broad portfolio of patents held worldwide, and not a single patent or invention in a single jurisdiction. Nonetheless, if a party successfully asserts that some of our patent claims are not valid or do not cover their products, or if products are implemented in a manner such that patents we believe to be commercially important are not infringed, our licensing potential and revenues could be adversely affected. The cost of enforcing and protecting our patent portfolio is significant.

Patent Infringement Lawsuits

From time to time, if we believe that a third party is required to license our patents in order to manufacture and sell digital cellular products and such third party will not enter into a license agreement, we may institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit. In a patent infringement lawsuit, we would typically seek damages for past infringement, and an injunction against future infringement. As part of a settlement of any such lawsuit, we would expect to recover consideration for past infringement, as well as license future sales in return for the payment of a license fee(s) and/or ongoing royalties. Court awards and settlements of patent infringement lawsuits can be substantial, but are uncertain, unpredictable and often of a non-recurring nature. The response from the third party can come in the form of challenges to the validity and applicability of our patents. The risks to our licensing program from an adverse ruling and the monetary cost of patent litigation can be significant. We are currently in such a patent infringement lawsuit with Lucent Technologies, Inc. (Lucent) (See Legal Proceedings – Lucent). If we recover amounts owed for past sales from the settlement of litigation (excluding contractual arbitration rulings) or pursuant to a litigation award, we recognize these amounts as other income.

Contractual Arbitration Proceedings

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. The license agreements typically provide for private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Awards and settlements of arbitration proceedings can be substantial, but are uncertain, unpredictable and often of a non-recurring nature. In circumstances where we receive consideration from the resolution of a disagreement or arbitration with a licensee over the terms of an existing agreement, whether by arbitrators’ award or by settlement, we recognize the related consideration as revenue.

We believe that the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA infrastructure and terminal units under their existing patent licensing agreements with us. We believe that, under MFL provisions applicable to their respective patent licenses, both companies are obligated to pay royalties on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson licenses. Our patent license agreement with Nokia provides that, in exchange for a payment of $31.5 million, Nokia’s royalty obligation to ITC had been paid-up generally with respect to certain 2G and certain 3G covered products through the end of 2001. The MFL provision in this agreement provides that Nokia’s royalty obligations will be defined by the relevant licensing terms applicable to other designated leading manufacturers of wireless telecommunications equipment. It is our position that Ericsson and Sony Ericsson constitute such leading manufacturers under Nokia’s agreement. Since the Ericsson and Sony Ericsson license agreements apply only to 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA infrastructure and terminal unit products, one or more additional agreements with a designated leading manufacturer will be necessary, in the absence of agreement between us and Nokia, to fully define the full scope of Nokia’s obligations (including 3G) under its patent license agreement. The starting point for calculating Nokia’s royalty obligation will be January 1, 2002. In addition, in 2002, Samsung elected to apply its MFL provision to our patent license agreement with Nokia as regards Samsung’s 2G and 2.5G GSM/GPRS/EDGE/TDMA products. Therefore, it is our position that, beginning in 2002, Samsung’s royalty rate is determined in the same manner as Nokia’s royalty rate is determined for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA infrastructure and terminal unit products. Nokia and Samsung dispute our positions, and each have initiated arbitration to resolve the disputes. Nokia is seeking a determination that their obligation under our existing patent license agreement with Nokia is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Samsung is seeking a determination that Samsung’s obligations under our existing patent license agreement with Samsung are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. (See, “Item 3. Legal Proceedings.”)

Licensee Summary Chart

The following table presents a limited summary of the technology areas in which we have granted licenses to terminal unit and infrastructure manufacturers under our patents and technology as of March 1, 2004. A number of these licenses are subject to a variety of significant limitations including, for example, the patents and products covered by the license.

COMPANY	2G and 2.5G Standards								3G Standards
	B-CDMA Technology and Patents	TIA/EIA 54/136	GSM/GPRS/ EDGE	PHS (PAS)	PDC	TIA/EIA 95	DECT	TETRA	WCDMA	TD-SCDMA/ cdma2000
Alcatel Espana	•
American Telephone & Telegraph		•	•	•	•	•
Denso Corporation				•	•
Ericsson Inc. and Telefonaktiebolaget LM Ericsson		•	•	•	•
High Tech Computer Corp.		•	•	•	•	•	•	•	•	•
Hitachi Communication Technologies, Ltd.		•	•	•	•
Hop-On Wireless, Inc.		•	•	•	•		•		•	•
Hughes Network Systems		•
Iwatsu America, Inc.				•
Japan Radio Company			•	•	•	•		•	•	•
Kokusai Electric Co., Ltd.				•	•
Kyocera Corporation		•	•	•	•		•
Matsushita Comm. Indus. Co., Ltd.									•	•
Matsushita Electrical Co. Ltd.		•	•	•	•	•	•	•
Mitsubishi Electric Corp.		•	•	•	•
Nakayo Telecommunications, Inc.				•
NEC Corporation		•	•	•	•	•			•	•
Nokia Corporation		•	•	•	•	•	•	•	•	•
OKI Electric Industry, Ltd.		•	•	•	•	•
Pacific Comm. Sciences, Inc.		•	•		•
Qualcomm, Inc.						•			•	•
Research in Motion, Ltd.			•
Robert Bosch GmbH		•	•	•	•
Samsung Electronics Co. Ltd.	•	•	•	•	•
Sanyo Electric Corporation		•	•	•	•		•
Sharp Corporation			•	•	•	•			•	•
Shintom Company			•	•
Siemens AG	•	•	•	•	•	•	•	•	•	•
Sony Ericsson Mobile Communications AB		•	•	•	•		•	•
Toshiba Corporation		•	•	•	•		•
UbiNetics Ltd.		•	•	•	•

Competition

We are positioning our current and future technologies and products to the emerging 3G market as well as the 2.5G and WLAN markets. Our target is technology and products that will function across different air interface technologies (e.g., TDMA and CDMA), across different technology generations (e.g., GPRS and EDGE), and/or extend the life of current generations through enhanced features, functionality and/or performance. For example, we believe our Smart Antenna solutions can be applied to 2.5G, 3G and WLAN products.

However, the entire wireless communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving industry standards. Our future success will depend on (i) our making substantial resource investment in research and development, (ii) our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely and consistent basis (See, “-Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows”.), and (iii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The competition in the wireless telecommunications industry is intense. Our products and services face competition from existing companies developing product and technology offerings comparable to ours for the same standardized air interface (e.g., a number of companies offer FDD protocol stack solutions. We also face competition from the in-house development teams at semiconductor fabricators and telecommunication equipment suppliers. It is also possible that new competitors may enter the market.

We also face competitive issue when an air interface we develop a solution for becomes less preferable when compared to other air interface solutions. As an example, WLAN, which enables users to connect laptops and personal digital assistants to the Internet over a relatively short range, is already being marketed worldwide and is competitive with TDD for deployment in non-mobile, data-only environments. If the initial deployment of FDD for data applications obtains significant market share, or if FDD high-speed downlink packet access gains market acceptance, the niche targeted for TDD could be reduced or eliminated. Similarly, cdma2000 – which has not been a primary focus of our development efforts — has been deployed in parts of Asia and the United States, and such deployment could cause cdma2000 to gain significant market share and reduce the opportunities for WCDMA, where we have devoted more effort. (See, “-Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed”.)

In addition to the competitive pressures among different wireless standards, we face unique competitive pressures within each of the market segments that we participate in. While there are synergies in our targeted product portfolio, our different offerings, will each face a distinct competitive environment that consists of existing and new players, small and large.

Further, many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. These competitors may have more established relationships and greater technical, marketing, sales and distribution capabilities and greater access to markets. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect third parties’ decisions to purchase products or license technology from us. (See, “-Risk Factors, We Face Substantial Competition From Companies With Greater Resources”.)

We also face competition as regards the licensing of our patent portfolio. We believe that licenses under a number of our patents and patents arising from patent applications are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may have difficulty in meeting the financial requirements of each patent holder. In response, certain manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis, and impose agreed aggregate 3G licensing fees or rates for essential patents among the collaborating parties. One such group desires to set up procedures to identify whether a submitted member patent is essential, to streamline the licensing of those which are deemed essential, and to limit the overall license fees paid for the collaborating members’ entire portfolio of essential patents. The groups, sometimes identified as “patent platforms”, are likely to be individually formed by collaborating holders of essential patents for each of the principal 3G standards. We (as well as a number of other major 3G essential patent holders) have not, at this time, elected to participate in any patent platforms, but are not precluded from electing to do so at any future time. Participation in this group could simplify the process of entering into licensing agreements but may also result in lower royalty rates to collaborating members for access to essential patents than might otherwise be obtainable outside the patent platform structure.

Employees

As of March 1, 2004, we employed 311 full-time individuals consisting of approximately 232 engineering and product development personnel, 12 patent administration and licensing personnel and 67 other personnel, as well as 9 part-time employees. None of our employees are represented by a collective bargaining unit.

Executive Officers

The executive officers of InterDigital are:

NAME	AGE	POSITION
Howard E. Goldberg	58	President and Chief Executive Officer

Charles “Rip” Tilden	50	Chief Operating Officer

Richard J. Fagan	47	Chief Financial Officer

William J. Merritt	45	General Patent Counsel and President of InterDigital Technology Corporation

Alain C. Briancon	44	Chief Technology Officer

Mark A. Lemmo	46	Senior Business Development Officer

Brian G. Kiernan	57	Chief Strategic Standards Officer

William C. Miller	49	Senior Programs and Engineering Officer

Lawrence F. Shay	45	General Counsel and Corporate Secretary

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

Charles “Rip” Tilden was promoted to the position of Chief Operating Officer in December 2001. Mr. Tilden also held the title of Executive Vice President of the Company from March 1998 to January 1, 2004. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Tilden’s title. Prior to that, Mr. Tilden held the position of Senior Vice President from May 1997 and Vice President from November 1996 until May 1997. Before joining InterDigital, Mr. Tilden served as Vice President, Corporate Affairs at Alco Standard Corporation in Wayne, Pennsylvania, an office products and paper distribution company, since December 1994.

Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September 1999. The title distinctions among Vice Presidents at the executive level, were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Fagan’s title. Prior to joining InterDigital, Mr. Fagan served as Controller and Treasurer of Quaker Chemical Corporation, a Pennsylvania corporation, since 1994 and as Assistant Corporate Controller of that corporation from 1993 to 1994.

William J. Merritt was promoted to General Patent Counsel of the Company and President of ITC in July 2001. Mr. Merritt also held the position of Executive Vice President of the Company from September 1999 to January 2004. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Merritt’s title. Prior to that, Mr. Merritt held the positions of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President Legal and Assistant Secretary since January 1996.

Dr. Alain C. Briancon joined InterDigital as Executive Vice President and Chief Technology Officer in January 2001. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Briancon’s title. From 1996 through December 2000, Dr. Briancon served as Vice President and General Manager of Motorola Inc., with the Advanced Services Applications Platform Division within the Semiconductor Product Sector from 1999 to December 2000, the Digital Experience within the Personal Communication Sector from 1998 to 1999, and the FLEX™ Information Networking Division Messaging Systems Product Group during 1998. Prior to that, he served as Vice President and Director of Motorola’s FLEX™ Architecture, Protocols and Standards Group from 1995 to 1997.

Mark A. Lemmo was named Executive Vice President, Product Management and Business Development in April 2000. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Mr. Lemmo’s title was changed to Senior Business Development Officer. Prior to that, Mr. Lemmo held the position of Executive Vice President, Engineering and Product Operations since October 1996 and Vice President, Sales and Marketing since June 1994.

Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Mr. Kiernan’s title was changed to Chief Strategic Standards Officer. Prior to that, Mr. Kiernan held the position of Vice President, Marketing Support from January 1993.

William C. Miller joined InterDigital as Senior Vice President, Programs and Engineering in July 2000. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Mr. Miller’s title was changed to Senior Programs and Engineering Officer. Before joining InterDigital, Mr. Miller served as Vice President, Programs with Telephonics Corporation, an aircraft and mass transit communications systems corporation located in Farmingdale, New York, since 1993.

Lawrence F. Shay joined InterDigital as Vice President, General Counsel and Corporate Secretary in November 2001. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Vice President was deleted from Mr. Shay’s title. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly held Internet professional services corporation, from June 1999 to June 2001, Executive Vice President from September 2000 until June 2001, and Senior Vice President from June 1999 until September 2000. U.S. Interactive, Inc. filed a Chapter 11 bankruptcy petition in January 2001 and a reorganization plan was confirmed in September 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

InterDigital’s executive officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements that provides for severance pay and continuation of designated benefits. Mr. Goldberg’s agreement generally provides for the payment of severance of up to a maximum of eighteen months salary and up to a maximum of eighteen months continuation of medical and dental benefits. The other executives’ agreements generally provide for the payment of severance up to a maximum of one year’s salary and up to a maximum of one year’s continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

This Annual Report, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis”, contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to:

(i) the deployment, pace, and growth of the 3G market and the wireless data services market, and analyst and industry expert forecasts as to the market for wireless products and services and growth of certain technologies; (ii) the ability of operators to deliver 3G services in volume, the success of underlying 3G technology functionality and affordability being offered by manufacturers, and the successful introduction and reception of new services designed to use enhanced data capabilities; (iii) our current strategic objectives to (a) develop and deliver advanced wireless technologies and deepen and broaden our portfolio of intellectual property to address the evolving demands of the wireless market, (b) implement our technologies into a diversified portfolio of products to serve a broad range of customers in the global cellular and WLAN markets, (c) continue to expand our patent licensing program to wireless equipment producers worldwide, (d) maximize customer and partner value by combining our intellectual property rights and technology products into coordinated offerings, (e) continue to have substantial involvement and make substantial contributions to worldwide standards bodies, (f) acquire intellectual property, technologies and products to enhance the value of our current intellectual property portfolio, and (g) create relationships with leading technology developers and equipment producers to accelerate our time to market and extend our reach into new markets; (iv) our belief that a number of our inventions are essential to the 2G, 2.5G and 3G standards, and many will be commercially important to actual 2G, 2.5G, 3G, WLAN and smart antenna product offerings; (v) our plans to (a) continue field trials, testing and implementation support of the Company’s and Infineon’s FDD protocol stack product offering to Huawei, (b) expand our HSDPA solution into a product offering to semiconductor manufacturers and equipment producers, (c) devote modest Company resources to the stabilization of our TDD technology developed for Nokia, (d) establish cooperative field trials of our cellular smart antenna solution with mobile device manufacturers, (e) seek potential customers for our WLAN smart antenna technology among semiconductor manufacturers and equipment producers, (f) potentially extend the application of our SmartRRMSM solution into WLAN and cellular systems technologies, and (g) partner with leading universities and research centers to leverage new architectures and technologies for wireless systems into advancements in material sciences and advanced software applications; (vi) our future revenues, cash flow, short-term investment position, operating expenses, and capital expenditures, and the sources and timing thereof, and our near term operating requirements and lack of need to seek additional financing; (vii) our ability to monetize our investment in technology development primarily through patent licensing or sale of all or a portion of our technologies; (viii) our ability to enter into new customer, partner and licensing relationships, secure patent protection for our inventions, and develop, introduce and sell new products, technology and enhancements on a timely and consistent basis; (ix) our beliefs as to the royalty obligations of Nokia and Samsung under their respective patent license agreements with us and the timing of the respective arbitration proceedings; and (x) our ability to collect royalties under existing license agreements and settlement agreements and derive revenues from our patents. Words such as “expect”, “will”, “believe”, “could”, “would”, “may”, “anticipate”, “our strategy”, “future”, “target”, “trend”, “seek to”, “will continue”, “outcome”, “predict”, “due to receive”, “likely”, “in the event” or similar expressions contained herein are intended to identify such forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Annual Report. In addition to the associated risks and uncertainties identified in this Annual Report as well as other information contained herein, each of the following risk factors should be considered in evaluating our business and prospects. The following risk factors are not listed in any order of importance or priority:

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

          We invest significant engineering resources in the development of advanced wireless technology and related products. These investments may not be recoverable or not result in meaningful revenue. To increase future revenues and our share of the 3G market, we are dependent upon the wide deployment of products based on the technologies in which we invest. Competing digital wireless technologies could reduce the opportunities for deployment of these technologies. For example, if the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect or we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected. Our ability to capitalize on our investments in TDD and smart antenna solutions, for example, depends upon market interest in such technologies. WLAN, which enables users to connect laptops and personal digital assistants to the Internet, is already being marketed worldwide and is competitive with TDD in a non-mobile, data-only environment. In addition, if the initial deployment of FDD for data applications obtains significant market share, or if FDD HSDPA gains market acceptance, the niche targeted for TDD could be reduced or eliminated. All of these competing technologies also could impair multi-vendor and operator support for TDD, key factors in defining opportunities in the wireless market.

Our Technology and Product Development Activities May Experience Delays.

We may experience technical, financial or other difficulties or delays related to the further development of our technologies and products. Delays may have adverse financial effects and may allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that our development efforts will ultimately be successful. Further, if such development efforts are not successful or delays are serious, strategic relationships could suffer and strategic partners could be hampered in their marketing efforts of products containing our technologies. As a result we could experience reduced revenues or we could miss critical market windows. Moreover, our technologies have not been fully tested in commercial use. It is possible that they may not perform as expected. In such case, our business, financial condition and operating results could be adversely affected and our ability to secure new customers and other business opportunities could be diminished.

The Markets for Our Technologies and Our Products May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the evolving advanced wireless markets. Certain of the these markets, in particular the 3G market and the market for smart antenna solutions, may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. Additionally, the development projects that target only the emerging 3G market do not have direct bearing on the 2.5G or any other market which has developed or might develop after the 2G market but prior to the development of the 3G market. For example, the potential exists for 3G market preemption or reduction in scope by the success of current or future 2.5G solutions and of WLAN. In addition, there could be fewer applications for our technology and products than we expect. The development of the 3G and other advanced wireless markets also could be impacted by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile devices, rate of growth in telecommunications services that would be delivered on 3G devices, and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our longer-term business, financial condition and operating results.

Our Future Financial Condition and Operating Results Could Fluctuate.

Our financial condition and operating results have fluctuated significantly in the past and might fluctuate significantly in the future. Our financial condition and operating results could continue to fluctuate because (i) our markets are subject to increased competition from other products and technologies; (ii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, or the timing, nature or amount of revenues associated with strategic partnerships; (iii) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; (iv) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the standards, and adverse court decisions; (v) our revenues are currently dependent on sales by our licensees which is outside of our control and which could be negatively impacted by a variety of factors including global economic conditions, buying patterns of end users, competition for our licensees’ products, and any decline in the sale prices our licensees receive for their covered products. Our operating results also could be affected by general economic and other conditions that cause a downturn in the market for our products or technology. Because the base level of many of our expenses is relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. In addition, increased expenses which could result from factors such as increased litigation costs, actions designed to keep pace with technology and product market targets, and other strategic investments, could adversely impact near-term operating results. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Additionally, our 2G licensing revenue is expected to be impacted negatively over time by the decline of the 2G market coupled with the expiration of certain of our TDMA patents starting in 2006. Our revenue and cash flow also could be impacted by: (i) the deterioration of the financial condition of any licensee or the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect; and (ii) the failure of 2G and 2.5G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

Global Economic Weakness That Impacts the Wireless Communications Industry Could Negatively Affect Our Development and Licensing Efforts.

Recent economic weakness has had wide-ranging effects on markets that we serve, particularly equipment manufacturers, semiconductor companies, and network operators. Such businesses might be reluctant in the near future to increase spending on technology and product development. To the extent this trend continues, our development and licensing efforts may be negatively impacted.

The Number of Licensors and Lower Royalty Rates Could Adversely Impact Our Future Revenue and Cash Flow.

A number of companies have made claims as to the essential nature of their patents for products for the 3G market. Additionally, licensees, individually and collectively, are increasingly demanding that the royalty rates for 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for their 3G products be capped at a maximum amount. Both the increasing number of potential licensors of 3G technology and any downward pressure on royalty rates for such technology could cause a decrease in the royalty rates we receive for use of the inventions covered by our patents, causing future revenue and cash flow to be lower than we anticipate.

We Face Substantial Competition From Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other technologies including existing companies with in-house development teams and new competitors to the market. (See, “-Our Technologies May Not Be Adopted By the Market or Widely Deployed.”) Many current and potential competitors may have advantages over us, including: (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. In particular, our more limited resources and capabilities may adversely impact our competitive position if the market trends toward the provision of an existing complete technology platform solution which larger equipment manufacturers have the ability to provide.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.

Our market success depends, in part, on our ability to keep pace with changes in industry standards, technological developments, and varying customer requirements. Changes in industry standards could adversely affect the development of and demand for our technology, rendering products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to these shifts or we experience any significant technical, financial, or other delays in the development, introduction or commercial availability of our products and technology, we could miss a critical market window, reducing or eliminating our ability to capitalize on our technology, products, or both.

Our 2003 Revenues were Derived Primarily from Three Patent Licensees.

Revenues from patent license agreements with Sony Ericsson, NEC and Sharp accounted for approximately 83% of our recurring revenues in 2003. In the event any of these licensees fail to meet their payment obligations under their respective license agreements (with the exception of the NEC 2G Agreement for which all cash has been received), our future revenue and cash flow could be materially adversely impacted. Additionally, since two of these companies (accounting for approximately 54% of our 2003 recurring revenues) are based in Japan, the future level of revenue and cash flow from these two companies could be impacted by general economic conditions in Japan and would be impacted by each company’s respective success in selling covered products in markets both inside and outside of Japan.

We Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. Our plan contemplates that these third parties will permit us to have access to product capability, markets, and additional libraries of technology. We currently have one semiconductor partner in our FDD technology development effort-Infineon. Delays or failure to enter into additional partnering relationships to facilitate other technology development efforts could impair our ability to introduce into the market portions of our technology and resulting products or cause us to miss critical market windows.

Claims by Third Parties That We Infringe Their Intellectual Property Could Adversely Affect Our Business.

A number of third parties publicly have claimed that they own patents essential to various wireless standards. Certain of our products are designed to comply with such standards. If any of our products are found to infringe the intellectual property rights of a third party, we could be required to redesign such products, take a license from such third party, and/or pay damages to the third party. If we are not able to negotiate a license and/or if we cannot economically redesign such products, we could be prohibited from marketing such products. In such case, our prospects for realizing future revenue could be adversely affected. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of our wireless products.

Our Revenue and Cash Flow Depend Upon the Success of Our Licensing Program.

Over the next several years, our strategic plan depends upon our ability to continue to generate patent licensing revenue and cash flow related to the sale by third parties of wireless devices and infrastructure compliant with the 2G, 2.5G, and 3G digital cellular standards in use today, among them GSM, GPRS, EDGE, TIA/EIA-54/136, PDC, PHS, WCDMA, and cdma2000. Our ability to collect such revenue and cash flow is subject to a number of risks:

Impact of Nokia and Samsung Arbitrations

First, we believe that the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent licensing agreements with ITC. However, Nokia and Samsung each dispute the applicability of the Ericsson and Sony Ericsson agreements, and these disputes are in arbitration. (See, “-Business Activities, Patent and Technology Licensing, Legal Proceedings. Contractual Arbitration Proceedings.”) These disputes have delayed our receipt of the payments that we believe are due from each of Nokia and Samsung. In addition, the resolution of these disputes could (a) reduce or eliminate amounts that we believe Nokia and/or Samsung owe and/or are required to pay in the future, and (b) impact negotiating leverage in patent licensing activities.

Challenges to and Expirations of Existing License Agreements

Revenue and cash flow from existing and potential licensees may also be impacted by challenges to our interpretation of provisions of license agreements. Such challenges could result in rejection or modification of license agreements and the termination, reduction, and suspension of payments. Also, the Sony Ericsson Agreement covering the sale of 2G/2.5G products which accounted for 29% of our revenues in 2003 expires at the end of 2006 and the PHS/PDC license agreement with Sharp which accounted for 17% of our revenues in 2003 expires in 2008. In the case of the Sony Ericsson Agreement, the expiration will terminate payments relating to that license agreement, and in the case of the Sharp PHS/PDC license agreement the expiration would terminate the payments relating to that license agreement unless the expiration date for that agreement is extended.

Ability to Enter into New License Agreements

We face challenges in entering into new patent license agreements. During discussions with unlicensed companies significant negotiation issues arise from time to time. For example, manufacturers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, many of the inventions we believe will be employed in 3G products are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities and certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including defenses and arguments (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents, (iii) that they are indemnified or otherwise protected by third parties against infringement claims, and (iv) relating to the impact on them of litigation in which we are involved. We can not be assured that all prospective licensees will be persuaded during negotiations to enter into a patent license.

Defending and Enforcing Patent Rights

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge, the validity of our patents. In some instances, certain of our patent claims have been declared invalid or substantially narrowed. We cannot assure that the validity of these patents will be maintained or that any of the key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents and/or have determined that our patents are unenforceable. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention that, in turn, could negatively impact our results of operations. Moreover, third parties could circumvent our patents not considered essential to the standards through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues.

Certain of our licenses contain provisions that could cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of the existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions could interfere with our ability to generate recurring licensing revenue under the existing agreements or the timing of such revenue.

We Face Risks From Doing Business in Global Markets.

A significant portion of our business opportunities exists in a number of international markets. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property and enforcing contractual commitments in foreign jurisdictions; government regulations, tariffs and other applicable trade barriers; currency control regulations; political instability; natural disasters, acts of terrorism and war; potentially adverse tax consequences; and general delays in remittance and difficulties of collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which our customers, our licensees and we do business.

Consolidations in the Wireless Communications Industry Could Adversely Affect Our Business.

The wireless communications industry has experienced consolidation of participants and this trend may continue. Any concentration within the wireless industry might reduce the number of licensing opportunities and, in some instances, result in the loss or elimination of existing royalty obligations. Further, if wireless carriers consolidate with companies that utilize technologies competitive with our technologies, we could lose market opportunities.

We Depend on Sufficient Engineering and Licensing Resources.

Competition exists for qualified individuals with expertise in licensing and with significant engineering experience in emerging technologies, like WCDMA and smart antenna solutions. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

Market Predictions are Forward-Looking in Nature.

Our strategy is based on our own predictions and on analyst, industry observer and expert predictions, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements could affect these predictions. If any of these predictions are wrong, our operating results and financial condition could be adversely affected.

If Wireless Handsets Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, like pacemakers, telemetry and delicate medical equipment. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets, and cause a decrease in demand for the products of our licensees and customers. Concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees and customers.

Item 2.	PROPERTIES

The Company owns one facility, subject to a mortgage, for approximately 52,000 square feet, in King of Prussia, Pennsylvania. The Company is party to a lease expiring in 2007, for approximately 67,000 square feet of space in Melville, New York. The Company is also a party to a lease expiring in 2006, for approximately 11,918 square feet of space in Montreal, Canada and a lease expiring in 2004 for approximately 20,660 square feet of space in Melbourne, Florida. We expect to renew the Melbourne lease or find comparable space in the vicinity. These facilities are the principal locations for our technology development activities.

Item 3. LEGAL PROCEEDINGS

Nokia

In July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under the existing patent license agreement with ITC. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages.

ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Subsequently Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and intend to vigorously contest Nokia’s position. The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing, and absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter.

Separately, Nokia has filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. While the Court granted Nokia’s motion to intervene in the Ericsson litigation, the Court has deferred a ruling on Nokia’s request to gain access to sealed documents pending a determination by the arbitration panel in the Nokia arbitration proceeding as to whether any sealed document is relevant to such arbitration proceeding. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation. We have opposed Nokia’s motion to reinstate the decisions and a court decision is pending.

Samsung

In 2002, during an arbitration proceeding, Samsung Electronics Co., Ltd. (Samsung) elected under its 1996 patent license agreement with ITC (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products to be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson and Sony Ericsson as a result of the MFL provision in the Nokia license agreement. In November 2003 Samsung initiated a binding arbitration against InterDigital Communications Corporation (InterDigital) and ITC (collectively with InterDigital, the Company). The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. Samsung also has requested a consolidation of its arbitration matter with the pending ICC arbitration involving Nokia Corporation and the Company and for the arbitration panel to make a determination that Samsung is entitled to seek access to documents previously sealed by the Federal Court related to the now-settled Ericsson litigation. The Company has responded to and contested Samsung’s claims and any request for access to the sealed documents. The Company believes that consolidation of the arbitration proceedings is not permitted without the consent of the parties. ITC also has counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. We expect an arbitration panel will be selected in the near future.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has not yet responded to the complaint.

Federal

In November 2003, Federal Insurance Company (Federal), the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. The Court has held a hearing on Federal’s requests, and a decision on such requests is pending.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time to time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of the high and low sales prices of InterDigital’s Common Stock as reported by The Nasdaq Stock Market.

	High	Low
2002
First Quarter	$12.40	$8.29
Second Quarter	13.64	8.58
Third Quarter	9.51	6.32
Fourth Quarter	19.10	8.83

	High	Low
2003
First Quarter	$24.14	$11.50
Second Quarter	28.85	18.21
Third Quarter	26.25	13.90
Fourth Quarter	21.13	15.00

As of March 7, 2004, there were approximately 1,796 holders of record of our Common Stock.

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

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands except per share data)

Consolidated Statements of Operations Data:	2003	2002	2001	2000	1999
Revenues:
Licensing and alliance	$114,574	$87,895	$52,562	$51,244	$66,171
Products	—	—	—	5,634	4,496
Total revenues	$114,574	$87,895	$52,562	$56,878	$70,667
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	$34,332	$2,375	$(19,421)	$5,564	$26,451
Net income (loss) per common share before cumulative effect of change in accounting principle – basic	$0.62	$0.04	$(0.36)	$0.11	$0.55
Net income (loss) per common share before cumulative effect of change in accounting principle – diluted	$0.58	$0.04	$(0.36)	$0.10	$0.52

Cumulative effect of change in accounting principle	$—	$—	$—	$(53,875)	$—
Net income (loss) applicable to common shareholders	$34,332	$2,375	$(19,421)	$(48,311)	$26,451
Net income (loss) per common share - basic	$0.62	$0.04	$(0.36)	$(0.91)	$0.55
Net income (loss) per common share - diluted	$0.58	$0.04	$(0.36)	$(0.91)	$0.52

Weighted average number of common shares outstanding - basic	55,271	52,981	53,446	52,855	48,357
Weighted average number of common shares outstanding - diluted	59,691	56,099	53,446	57,306	50,495

Pro forma effect of change in accounting principle:
Net income applicable to common shareholders before cumulative effect of change in accounting principle	NA	NA	NA	NA	$35,488
Net income per share - basic	NA	NA	NA	NA	$0.73
Net income per share - diluted	NA	NA	NA	NA	$0.70

Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,877	$22,337	$17,892	$12,343	$14,592
Short-term investments	85,050	65,229	72,471	76,644	68,550
Working capital	112,325	111,845	87,696	87,390	95,498
Total assets	205,165	191,178	148,381	141,625	126,571
Total debt	1,970	2,159	2,342	2,560	3,005
Total shareholders’ equity	$97,485	$78,791	$60,274	$73,910	$109,507

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Selected Consolidated Financial Data, and the Consolidated Financial Statements and notes thereto, contained in this document. Please refer to the Glossary of Terms immediately following the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-K.

We are in the business of designing and developing advanced wireless technology solutions which we make available for license or sale to semiconductor companies and equipment producers. Our advanced technology solutions are comprised of inventions, know-how and other technical data (e.g., software, designs and specifications) related to the design and operation of digital wireless products. We patent many of our inventions and license those inventions to wireless communications equipment producers and related suppliers. In addition, we offer for sale or license various portions of the technology (e.g., reference designs, know-how and software) to producers of wireless equipment products and components. Our advanced technology solutions have been developed both independently and in conjunction with certain equipment manufacturers. We also actively participate in the standard setting process, contributing solutions that are incorporated from time to time into Standards. In 2003, we generated substantially all of our revenue from patent license agreements.

Our revenues in 2003 and 2002 included $20.6 million and nearly $8.0 million, respectively, related to our licensees product sales from prior periods. In 2002, our revenues also included $16.5 million of previously received non-refundable prepayments that were recognized upon our receipt of evidence that the licensees had discontinued sales of covered products. These non-recurring items represented 18% and 28% of our total revenues in 2003 and 2002, respectively. We also recorded $14.0 million of other income in 2003 related to the settlement of a patent litigation that was not associated with a pre-existing patent license agreement. Unpredictable amounts like noted above could continue in the future.

In the last three years, we have signed eleven new patent license agreements or amendments with both new and existing customers, including six license agreements covering 3G technologies. Over that period, we increased our recurring patent license royalties by approximately 200%, from $30.8 million in 2001 to $92.9 million in 2003. The increase resulted from both an increase in the number of licensees and higher royalties from existing licensees during the period on covered 2G and 3G products. We expect that our 2G/3G royalty mix will shift to a higher percentage of 3G royalties as the decade unfolds due to the emergence of the 3G market and continued maturation of the 2G market coupled with the expiration of certain of our TDMA patents starting in 2006.

Wireless handset manufacturers, including our licensees, experienced declining average selling prices on mature 2G devices with limited functionality (e.g., voice-only handsets) during 2003. However, these decreases were offset in large part by both increased volumes and higher average selling prices on devices with increased functionality and features, such as 3G devices and camera-enabled 2.5G handsets. Our royalty base differs by licensee. Some royalty obligations are calculated strictly as a percentage of sales. Other agreements provide for fixed royalties per unit sold and others provide for combinations or variations thereof. As such, changes in our royalty revenue from covered handsets may not highly correlate with overall industry changes in average selling prices. That was the case in 2003 when we experienced limited diminution in per unit royalties from licensees due to the mix of royalties and related agreements. We believe our 2G licensing revenue will decline over time as a result of the continued maturation of the 2G market coupled with the expiration of certain of our TDMA patents in coming years.

From time to time, if we believe that a third party is required to license our patents in order to manufacture and sell digital cellular products and that the third party will not enter into a license, we may institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit. In March 2004, we filed a patent infringement lawsuit against Lucent Technologies, Inc. (Lucent) a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has not responded to the complaint.

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Currently, we are in separate arbitrations regarding our respective license agreements with Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung).

Over the last three years, our cost of development has increased from approximately $44.5 million to approximately $45.9 million and has represented between 54% and 61% of our total operating expenses. Our development efforts are integral to both establishing product offerings and expanding our portfolio of wireless patents and will continue to be a substantial portion of our operating expenses in 2004.

We seek to maintain a strong balance sheet and have increased our cash and short-term investment position over the last three years from approximately 90.0 million at December 31, 2000 to $105.9 million at December 31, 2003 while maintaining less than $2.5 million of long-term debt during that period. We achieved this increase while investing approximately $46.5 million during 2003 to repurchase 2 million shares of our common stock and acquire substantially all of the operating assets of Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc. (Windshift). We plan to continue to maintain a strong cash and short-term investment position. However, we will consider investment opportunities that may require us to reduce our cash and short-term investment position and/or increase our long-term debt. Such opportunities may include, but are not limited to, accelerated investment in our internally developed technology and the acquisition of patents and technology products from third parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements, and are included in Item 8 of the Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of the Company’s financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to revenue recognition, income taxes, and long-lived intangible patent assets. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Revenue Recognition:

We derive revenue principally from patent licensing and service agreements. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, the appropriate recording of revenue between periods may require the use of judgment, after consideration of the particular facts and circumstances. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed and determinable; and (4) collectibility of fees is reasonably assured.

Patent license agreements

Upon signing a patent license agreement, we provide the licensee with permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods. Such consideration may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Paid-up Amounts: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us, under a patent license agreement, for the lifetime of the agreement.

•	Prepayments: Up-front, non-refundable royalty prepayments towards a licensee’s future obligations to us related to its expected product sales in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their prepayment balance. Once a licensee exhausts its prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its covered product sales in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed and determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Paid-up Amounts on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions. We recognize revenues related to Prepayments as each licensee exhausts its prepayment balance through its sales of covered products. We generally recognize revenue related to Current Royalty Payments in the period in which the sales of each licensee’s products occurred.

Licensees that either owe us Current Royalty Payments or have prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred, but prior to the issuance of our financial statements for that period. In such cases, we recognize the related revenue in the period the sales occurred. When we do not receive the royalty reports prior to the issuance of our financial statements, we accrue the related royalty revenue if reasonable estimates of such amounts can be made. These estimates are based on the historical royalty data of the licensees involved, currently available third party forecasts of royalty related product sales in the applicable market and, if available, information provided by the licensee. When our licensees formally report royalties for which we accrued revenues based on estimates, or when they report updates to prior royalty reports, we adjust revenue in the period in which the final reports are received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Service Revenues

We recognize revenues associated with service arrangements on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. Recently, our service agreements have been long-term in nature and we have recorded revenue from them based on our proportional performance of services rendered. The terms of these arrangements have provided evidence that this approach better reflects the pattern in which the revenue has been earned or the obligations have been fulfilled. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant costs have been labor hours and we believe these costs provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes apparent.

Income Taxes:

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, have generated a federal tax net operating loss (NOL) carryforward of approximately $123 million and $137 million as of December 31, 2003 and 2002, respectively. Generally accepted accounting principles require that we establish a net deferred tax asset consisting of estimated future benefits of existing NOLs, offset by a valuation allowance associated with any portion of our NOL carryforward for which management believes it is more likely than not we will be unable to utilize the NOL carryforward to offset future taxes. We believe that the future utilization of our NOL carryforwards is somewhat dependent on our success in three key areas (1) the market acceptance of our technology products, (2) the outcome of significant outstanding patent license arbitrations and (3) our ability to sign additional patent license agreements. We will continue to provide a full valuation allowance on all deferred tax assets, until our success in these or other areas provides evidence that our NOL carryforward will be utilized. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily foreign withholding taxes on patent license royalties, state taxes and the federal alternative minimum tax) associated with current taxable income. It is possible, however, that we could generate taxable income in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward benefit. Upon reaching such a conclusion, we would immediately record the estimated realizable value of some or all of the deferred tax asset and, after its utilization, would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 36% to 39% under current tax laws. If and when recognized, the tax benefit associated with deductions related to the exercise of employee stock options, representing approximately 78% of our NOLs at December 31, 2003, will be accounted for as a credit to shareholders’ equity and the remaining portion of the tax benefit will reduce the income tax provision. Subsequent revisions to the estimated realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL carryforward is fully utilized or has expired.

Patents:

We capitalize external costs incurred to obtain patents and patent license rights and amortize these costs on a straight-line basis over the estimated useful lives of the patents. Due to the uncertainty associated with estimating the useful life of any advanced technology at its inception, we assign an estimated useful life of 10 years to patents relating to technology developed directly by the Company. The estimated useful lives of acquired patents and patent rights, however, will be based on analysis related to each acquisition and may differ from the estimated useful lives of patents obtained directly by the Company. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recovered. Amortization expense was $3.3 million, $2.2 million and $1.8 million in 2003, 2002 and 2001, respectively. Accumulated amortization was $17.1 million and $13.8 million at December 31, 2003 and 2002, respectively.

Contingencies:

We recognize contingent liabilities in accordance with SFAS No. 5 Accounting for Contingencies. We do not record contingent gains.

In first quarter 2003, we accrued a $3.4 million liability under an insurance reimbursement agreement. Our insurance carrier has demanded arbitration, claiming that our obligation under the agreement is approximately $28.0 million. We have since filed an action seeking a declaratory judgement that the insurance reimbursement agreement is void and that we are due damages from our insurance carrier for their bad faith and breach of obligations under a related insurance policy. At this time, it is impossible to predict the outcome of the litigation and any arbitration, therefore we have not adjusted our original accrual of $3.4 million.

SIGNIFICANT TRANSACTIONS

Ericsson

In March 2003, we entered into a worldwide license agreement with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) for sales of terminal and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with this agreement, we resolved a patent infringement lawsuit with Ericsson Inc. that was scheduled for trial in May 2003.

We are due to receive total payments of approximately $14.0 million from Ericsson related to their sales of infrastructure and terminal products through December 31, 2002. In 2003, we received $7.0 million from Ericsson and we expect to receive the remaining payments in first quarter 2004. We recognized the $14.0 million from Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement with Federal Insurance Company (Federal), as other income in first quarter 2003, as the payments from Ericsson represent the settlement of litigation. The $3.4 million represents a loss contingency and is more fully discussed in Litigation and Legal Proceedings below.

Ericsson is obligated to pay us an annual license fee of $6.0 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The first payment of $6.0 million was received in February 2004 and the remaining payments are due in quarterly installments of $1.5 million beginning in May 2004. We are recognizing the related revenue on a straight-line basis from first quarter 2003 through fourth quarter 2006.

Sony Ericsson

In March 2003, we entered into a worldwide license agreement with Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards.

We are due to receive total payments of approximately $20.3 million from Sony Ericsson related to their sales of terminal products through December 31, 2002. In 2003, we received $8.7 million from Sony Ericsson and we expect to receive the remaining payments in first quarter 2004. Although we reached our agreement with Sony Ericsson at the same time as our resolution of a patent infringement lawsuit with one of its principals, Ericsson Inc., we never engaged in litigation with Sony Ericsson. As such, our agreement with Sony Ericsson represents a new patent license and not a settlement of litigation. We recognized the $20.3 million from Sony Ericsson as revenue in first quarter 2003.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. Through December 31, 2003, we received approximately $26.2 million of advance royalty payments based on Sony Ericsson’s projections of sales of covered products for 2003 and 2004. Once this initial prepayment is exhausted, Sony Ericsson will have the option to make additional advance royalty payments or pay royalties on an ongoing basis. In return for making advanced royalty payments, Sony Ericsson has and will receive prepayment discounts and credits as opposed to the undiscounted base royalty rate. We record advance royalty payments as deferred revenue and subsequently recognize the revenue in the periods in which our licensees exhaust such advance royalty payments through the sale of covered products. As of December 31, 2003, Sony Ericsson has exhausted approximately $12.7 million of their advance royalty payments through sales of covered products.

Nokia and Samsung Arbitrations

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently in separate arbitration proceedings regarding these disputes as more fully discussed in Litigation and Legal Proceedings below.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

Sharp

We are party to a non-exclusive, worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp Corporation of Japan (Sharp) covering sales of terminal devices compliant with TDMA-based PDC and PHS standards (Sharp PDC/PHS Agreement). In second quarter 2003, we extended the term of the Sharp PDC/PHS Agreement until April 2008. Under the extension, Sharp made a $17.5 million up-front payment consisting of a renewal fee of $2.0 million and a royalty prepayment of $15.5 million. Once the royalty prepayment is exhausted, Sharp will be obligated to make additional royalty payments, at updated rates, on sales of licensed products sold through early 2008. The remaining portion of the upfront payment will be amortized on a straight-line basis over the five-year term of the extension.

We are also party to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing patent license agreement with Sharp (Sharp NCDMA/GSM 3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. In 2003, we recorded revenues of $28.5 million from Sharp, of which approximately $19.5 million is attributable to the Sharp PDC/PHS Agreement and approximately $9.0 million is attributable to the NCDMA/GSM/3G Agreement. In 2002 we recorded revenues of $23.5 million and $2.7 million, respectively, from our PDC/PHS and GSM agreements with Sharp. In 2001 we recorded $15.6 million from our PDC/PHS agreement with Sharp. In addition, under an amendment to the Sharp NCDMA/GSM/3G Agreement, Sharp is obligated to make an upfront payment of approximately $17.8 million in second quarter 2004 as an advance against future royalty obligations.

Acquisition

On July 30, 2003, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Windshift, pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the art laboratory facilities related to cdma2000, smart antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners and to eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000 related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift (the Earn-out). In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

In connection with our acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we have included the results of the Melbourne design center, amortization of the acquired patents and depreciation of the acquired fixed assets in our results of operations.

LITIGATION AND LEGAL PROCEEDINGS

Nokia

In July 2003, Nokia, requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under the existing patent license agreement with InterDigital Technology Corporation (ITC), a wholly-owned subsidiary of InterDigital Communications Corporation. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages.

ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Subsequently Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and intend to vigorously contest Nokia’s position. The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing, and, absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter.

Separately, Nokia has filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. While the Court granted Nokia’s motion to intervene in the Ericsson litigation, the Court has deferred a ruling on Nokia’s request to gain access to sealed documents pending a determination by the arbitration panel in the Nokia arbitration proceeding as to whether any sealed document is relevant to such arbitration proceeding. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation. We have opposed Nokia’s motion to reinstate the decisions and a court decision is pending.

Samsung

In 2002, during an arbitration proceeding, Samsung elected under its 1996 patent license agreement with ITC (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products to be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson and Sony Ericsson as a result of the MFL provision in the

Nokia license agreement. In November 2003, Samsung initiated a binding arbitration against InterDigital Communications Corporation (InterDigital) and ITC (collectively with InterDigital, the Company). The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. Samsung also has requested a consolidation of its arbitration matter with the pending ICC arbitration involving Nokia Corporation and the Company and for the arbitration panel to make a determination that Samsung is entitled to seek access to documents previously sealed by the Federal Court related to the now-settled Ericsson litigation. The Company has responded to and contested Samsung’s claims and any request for access to the sealed documents. The Company believes that consolidation of the arbitration proceedings is not permitted without the consent of the parties. ITC also has counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. We expect an arbitration panel will be selected in the near future.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent, a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has not yet responded to the complaint.

Federal

In November 2003, Federal Insurance Company (Federal), the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. The Court has held a hearing on Federal’s requests, and a decision on such requests is pending. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time to time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2003, we generated net cash of $59.6 million from operating activities. In 2002, we used net cash of $2.2 million in operating activities. The positive operating cash flow in 2003 arose principally from net receipts of approximately $129.5 million from patent licensing agreements. This included $7.0 million from Ericsson and approximately $34.9 million from Sony Ericsson under the above-noted patent license agreements, $48.4 million from NEC Corporation of Japan (NEC) associated with 2G and 3G patent license agreements, $29.3 million from Sharp related to our 2G and 3G patent license agreements and $9.9 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $74.0 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) and changes in working capital during 2003. The use of cash in 2002 was due, in large part, to outflows related to cash operating expenses of $66.6 million, which outflows were largely offset by the net receipts of approximately $50.4 million from patent license agreements and approximately $10.7 million from our WTDD technology development agreement with Nokia. Our net receipts from patent license agreements in 2002 included $29.5 million from NEC associated with the 2G and 3G patent license agreements, $17.9 million from Sharp associated with their 2G patent license agreement, and $3.0 million from other licensees.

Net cash flows used in investing activities increased to $45.3 million in 2003 from $4.8 million in 2002. We purchased $20.3 million of short-term marketable securities, net of sales, in 2003. In 2002, we sold $7.2 million of short-term marketable securities, net of purchases. This change resulted from the higher level of cash receipts from patent licensing in 2003. The pace of investments in capital assets decreased from $6.5 million in 2002 to $3.9 million in 2003 due in large part to our decision in mid 2003 to defer investment in field trial demonstration products for our WTDD technology development program. Investment costs associated with patents increased $3.7 million to $9.2 million in 2003 compared to 2002, reflecting higher 3G patenting activity levels during 2003. In July, 2003, we acquired substantially all of the tangible and intangible assets of Windshift for approximately $11.9 million, including acquisition-related costs, as described above. In 2004, we expect patent investments to remain at or near 2003 levels and investments in capital assets to return to pre-2003 levels as we invest in smart antenna and FDD technology product development.

Net cash used in financing activities in 2003 was $15.7 million compared to net cash provided by financing activities of $11.4 million in 2002. The use of cash in 2003 primarily resulted from the repurchase of 2.0 million shares of our common stock for a total of $34.7 million. This repurchase was partially offset by $19.2 million of proceeds from option and warrant exercises and from the Company’s employee stock purchase plan.

As of December 31, 2003 we had $105.9 million of cash, cash equivalents and short-term investments, compared to $87.6 million as of December 31, 2002. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $29.0 million at December 31, 2003 from $41.6 million at December 31, 2002. This decrease was primarily due to the collection of $39.8 million of accounts receivable in 2003 under our 2G agreement with NEC offset partially by increases in accounts receivable from Ericsson and Sony Ericsson associated with their respective 2003 agreements. During 2004, we are due cash from Ericsson of $17.5 million and Sony Ericsson of $11.6 million under their respective license agreements.

Consistent with our strategy to focus our resources on the development and commercialization of technology products, we expect to see modest growth in operating cash needs related to sustaining current staffing levels and continued investments in enabling capital assets in 2004. We are capable of supporting these and other operating cash requirements for the near future through cash and short-term investments on hand, as well as other internally generated funds such as patent license royalty payments. At present, we do not anticipate the need to seek additional financing through either bank facilities or the sale of debt or equity securities.

At December 31, 2003 we did not have any significant purchase obligations outside the course of our ordinary business. Following is a summary of our consolidated debt and lease obligations at December 31, 2003 (in thousands):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$1,970	$560	$432	$978
Operating leases	6,278	6,084	194	—

Total debt and operating lease obligations	$8,248	$6,644	$626	$978

As of December 31, 2003, we had NOL carryforwards of approximately $123 million for which no deferred tax asset has been recorded. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and U.S. alternative minimum taxes (“AMT”) when applicable. We do not expect to pay federal income taxes (other than AMT) until these NOLs are fully utilized.

Property and equipment are currently being utilized in our on-going business activities, and we believe that no write-downs are required at this time due to either lack of use or technological obsolescence. With respect to patent assets, we believe that the fair value of our patents is at least equal to the carrying value reflected on the Company’s balance sheet at December 31, 2003.

RESULTS OF OPERATIONS

2003 Compared With 2002

Revenues

Revenues in 2003 increased 30% to $114.6 million from $87.9 million in 2002. Patent license royalty revenue in 2003 was $113.5 million compared to $83.4 million in 2002. Specialized engineering service revenue was $1.1 million in 2003 compared to $4.5 million in 2002.

Revenues in 2003 included $20.3 million and $0.3 million of royalties from Sony Ericsson and other licensees, respectively, related to sales from periods prior to the effective dates of their respective agreements. Revenues in 2002 included nearly $8.0 million of royalty revenue associated with NEC’s pre-2002 3G sales, and the recognition of $16.5 million of deferred revenue associated with non-refundable and non-transferable patent license prepayments previously received from Kyocera Corporation (Kyocera) and Denso Corporation (Denso) that had discontinued sales of covered products.

Recurring patent license royalty revenue increased 58% to $92.9 million from $58.9 million in 2002. Royalties from NEC (36%), Sharp (31%) and Sony Ericsson (14%) collectively contributed to 81% of our recurring patent license royalty revenue in 2003. The increase in recurring patent license royalty revenue from 2002 to 2003 is due to $18.7 million of recurring royalties from our 2003 patent license agreements with Ericsson and Sony Ericsson and increases in recurring royalties from NEC, Sharp and other licensees of $10.6 million, $2.4 million and $2.3 million, respectively. Royalties from NEC increased due to NEC’s higher sales of infrastructure and handsets into the emerging 3G market. Royalties from Sharp reflected increased demand for their 2.5G handsets both in Japan and Europe.

In fourth quarter 2003, we completed the final delivery of our services required under our WTDD technology development agreement with Nokia, collected the final $1.0 million payment due under this agreement and recognized $1.0 million in related service revenue. In 2002, we recognized $4.5 million of revenue for services performed under this agreement.

Operating Expenses

Development expenses decreased less than 1% in 2003 to $45.9 million from $46.1 million in 2002. The decrease was primarily due to an accrued loss of $1.2 million recorded in 2002 related to our WTDD agreement with Nokia offset, in part, by an increase of approximately $0.5 million and $0.4 million, respectively, in costs associated with engineering tools and research and development materials.

Sales and marketing expenses of $4.9 million in 2003 increased 15% from $4.3 million in 2002. This increase was primarily attributable to approximately equal increases in costs related to trade shows and market research activities. In 2003, we participated in an additional trade show and also increased our market research efforts to support strategic planning activities.

General and administrative expenses in 2003 increased 19% to $18.2 million from $15.2 million in 2002. Increases in public entity costs, including a $1.5 million increase in our directors’ and officers’ liability insurance premiums, were the primary contributors to this increase. We also incurred approximately $0.9 million of costs in second half 2003 related to an update of our strategic plan.

Patents administration and licensing expenses increased 22% in 2003 to $16.0 million from $13.1 million in 2002 due largely to a $1.1 million increase in amortization, resulting from an increase in the number of patents and related prosecution costs over the past couple years, a $0.8 million increase in legal fees and a $0.8 million increase in commission expense related to higher patent licensing royalty revenue.

Other Income, Interest Income and Interest Expense

We recognized $14.0 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income in 2003. The $3.4 million represents a loss contingency associated with our insurance reimbursement agreement with Federal.

Interest income of $1.8 million in 2003 decreased 20% from $2.3 million in 2002 primarily due to lower yields available in 2003 compared to 2002.

Income Taxes

The income tax provision in both 2003 and 2002 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense decreased $1.4 million in 2003 to $7.3 million from $8.7 million in 2002, due primarily to a decrease in the level of royalty revenue subject to non-US withholding tax.

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

In connection with the 3G Agreement, we received a non-refundable advance royalty of $19.5 million in April 2002 and recognized revenue of approximately $18.3 million related to that advance royalty in 2002. In connection with the settlement of the 2G Dispute, we received $13.25 million in April 2002, as the first of four equal nonrefundable installments totaling $53 million. The remaining installments were received in 2003. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis from the January 2002 agreement date until February 2006, which is the expected period of use by NEC. In 2002, we recognized approximately $12.3 million of revenue related to this settlement. At December 31, 2002, our balance sheet included $39.8 million in accounts receivable due under the 1995 Agreement. Our deferred revenue balance contained approximately $40.7 million related to these receivables and the $13.25 million in cash previously collected under this agreement.

Revenues

Revenues in 2002 increased to $87.9 million from $52.6 million in 2001. The increase was due to a significant increase in patent licensing royalty revenues that more than offset an expected decline in revenues from specialized engineering services.

2002 patent licensing royalty revenues increased 170% to $83.3 million from $30.8 million in 2001. The increase in 2002 was due largely to (i) $30.6 million of revenue from NEC related to sales of covered products under the 3G Agreement (nearly $8.0 million of which was attributable to the pre-2002 build-out of 3G systems in Japan by NEC) and the settlement of the 2G Dispute, (ii) an increase of over $10.0 million in royalties from Sharp and (iii) the recognition of $16.5 million of deferred revenue associated with nonrefundable and non-transferable patent license prepayments previously received from Kyocera and Denso that have discontinued sales of covered GSM products. These increases were partially offset by decreased royalties from Samsung and other licensees.

In 2002, specialized engineering services revenues associated with the final stages of the WTDD technology development work for Nokia were $4.5 million compared to peak development related revenues of $21.8 million in 2001. In 2002 and second half 2001, revenues related to the WTDD technology development work were calculated and recorded based on our proportional performance of services under the contract. The final $1.0 million payment associated with this contract was withheld until final delivery of the remaining technology required under the agreement had been made. The final delivery occurred in second half 2003 and we recognized the final $1.0 million of specialized engineering services revenue associated with the agreement at that time.

Operating Expenses

Development expenses increased 4% to $46.1 million in 2002 from $44.5 million in 2001. This increase was due primarily to increased staff and related support costs primarily devoted to 3G WCDMA technology platform and product development and a provision for an estimated loss of $1.2 million associated with the WTDD development work for Nokia.

Sales and marketing expenses of $4.3 million in 2002 decreased 9% compared to $4.7 million in 2001, mainly due to lower tradeshow costs.

General and administrative expenses for 2002 increased 2% to $15.2 million from $14.9 million in 2001, primarily as a result of increased directors’ and officers’ liability insurance premiums offset by lower outside legal costs in 2002.

Patents administration and licensing expenses increased 46% to $13.1 million in 2002 compared to $9.0 million in 2001. Approximately $2.0 million of the increase over 2001 resulted from higher commissions related to higher patent licensing royalty revenues. The remainder of the increase versus 2001 was essentially attributable to higher costs associated with patent enforcement, ongoing patent maintenance activities and higher patent cost and acquired license rights amortization.

Other Income and Expense

Interest income for 2002 decreased to $2.3 million from $4.9 million in 2001 due to lower investment yields in 2002 compared to 2001.

Income Taxes

The income tax provision in both 2002 and 2001 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan.

Expected Trends

In 2004, we expect to benefit from the continued solid performance of our key licensees and to expand our licensee base. As such, we expect to build upon the solid base of quarterly recurring royalty revenues experienced in the last three quarters of 2003.

Dependent upon market timing, we may also recognize a small level of technology product-related revenue associated with our jointly developed FDD protocol stacks, as products containing this embedded solution are delivered into the emerging 3G markets by Infineon. In addition, we expect that our operating expenses will be higher in 2004 due to the impact of inflation-adjusted expenses, increased directors’ and officers’ liability insurance premiums, patent prosecution and licensing costs (including legal costs related to arbitration and litigation activities), Sarbanes-Oxley compliance and increased marketing and business development costs.

Our first quarter 2004 revenues are likely to be comprised of royalties from our current base of licensees. Also, we expect that first quarter 2004 expenses could increase 5% - 10% over fourth quarter 2003 levels.

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

The following table provides information about our cash and investment portfolio as of December 31, 2003. For investment securities, the table presents principal cash flows and related weighted average contractual interest rates by expected maturity dates. All investment securities are held as available for sale.

(in thousands)
Cash and demand deposits	$6,877
Average interest rate		0.00%
Cash equivalents	$14,000
Average interest rate		1.05%
Short-term investments	$85,050
Average interest rate		2.38%
Total portfolio	$105,927
Average interest rate		2.05%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In thousands)
	2004	2005	2006	2007	2008	2009 and Beyond	Total Fair Value
Debt Obligation	$193	$176	$191	$207	$225	$978	$1,970

Interest Rate	8.22%	8.28%	8.28%	8.28%	8.28%	8.28%	8.27%

Item 8.	INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

REPORT OF MANAGEMENT

Management is responsible for the consolidated financial statements and the other financial information contained in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the company’s financial position, results of operations and cash flows. The financial statements include some amounts that are based on management’s best estimates and judgments.

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

The consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003, have been audited by the company’s independent accountants, PricewaterhouseCoopers LLP, in accordance with auditing standards generally accepted in the United States. Their report is presented herein.

The consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2001, have been audited by the company’s former independent accountants, Arthur Anderson LLP, in accordance with auditing standards generally accepted in the United States. Their report is presented herein.

Howard E. Goldberg

President and Chief Executive Officer

Richard J. Fagan

Chief Financial Officer

King of Prussia, Pennsylvania

March 15, 2004

Report of Independent Auditors

To Board of Directors and Shareholders of

InterDigital Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, cash flow and shareholders’ equity present fairly, in all material respects, the financial position of InterDigital Communications Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of InterDigital Communications Corporation and its subsidiaries as of December 31, 2001 and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 14, 2002.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 12, 2004

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

Arthur Andersen LLP

Philadelphia, Pennsylvania

February 14, 2002

THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000 ARE NOT REQUIRED TO BE PRESENTED IN THE 2003 ANNUAL REPORT ON FORM 10-K.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	DECEMBER 31, 2003	DECEMBER 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,877	$22,337
Short-term investments	85,050	65,229
Accounts receivable	37,839	53,486
Prepaid and other current assets	8,628	7,627

Total current assets	152,394	148,679

PROPERTY AND EQUIPMENT, NET	12,137	14,091
PATENTS, NET	32,246	15,016
OTHER NON-CURRENT ASSETS	8,388	13,392

	52,771	42,499

TOTAL ASSETS	$205,165	$191,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$193	$189
Accounts payable	6,435	5,412
Accrued compensation and related expenses	7,569	5,886
Deferred revenue	22,381	17,087
Foreign and domestic taxes payable	1,259	5,434
Other accrued expenses	2,232	2,826

Total current liabilities	40,069	36,834
LONG-TERM DEBT	1,777	1,970
LONG-TERM DEFERRED REVENUE	64,214	73,583
OTHER LONG-TERM LIABILITIES	1,620	—

TOTAL LIABILITIES	107,680	112,387

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized- $2.50 Convertible Preferred, 53 and 54 shares issued and outstanding, liquidation value of $1,319 and 1,350	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 54,989 shares and 54,767 shares issued and outstanding	585	563
Additional paid-in capital	305,262	285,869
Accumulated deficit	(164,613)	(198,945)
Accumulated other comprehensive (loss) income	(270)	210
Unearned compensation	(722)	(838)

	140,247	86,864
Treasury stock, 3,500 and 1,500 shares of common held at cost	42,762	8,073

Total shareholders’ equity	97,485	78,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$205,165	$191,178

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
REVENUES:
Licensing and alliance	$114,574	$87,895	$52,562

OPERATING EXPENSES
Sales and marketing	4,919	4,286	4,698
General and administrative	18,183	15,227	14,898
Patents administration and licensing	15,995	13,074	8,959
Development	45,936	46,068	44,500

	85,033	78,655	73,055

Income (loss) from operations	29,541	9,240	(20,493)
OTHER INCOME (EXPENSE):
Other income	10,580	—	—
Interest income	1,828	2,276	4,885
Interest and financing expenses	(215)	(257)	(258)

Income (loss) before income taxes	41,734	11,259	(15,866)
INCOME TAX PROVISION	(7,269)	(8,748)	(3,418)

Net income (loss)	34,465	2,511	(19,284)
PREFERRED STOCK DIVIDENDS	(133)	(136)	(137)

Net income (loss) applicable to common shareholders	$34,332	$2,375	$(19,421)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.62	$0.04	$(0.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,271	52,981	53,446

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.58	$0.04	$(0.36)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	59,691	56,099	53,446

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	$2.50 Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Unearned Compensation	Treasury Stock	Total Shareholder’s Equity	Total Comprehensive (Loss) Income
BALANCE, DECEMBER 31, 2000	5	538	267,936	(181,899)	—	(4,597)	(8,073)	73,910
Net loss	—	—	—	(19,284)	—	—	—	(19,284)	$(19,284)
Net unrealized gain on Short-term investments	—	—	—	—	221	—	—	221	221

Total Comprehensive Loss									$(19,063)

Exercise of Common Stock options	—	2	1,249	—	—	—	—	1,251
Exercise of Common Stock warrants	—	1	335	—	—	—	—	336
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	44	(137)	—	—	—	(93)
Sale of Common Stock under Employee Stock Purchase Plan	—	1	802	—	—	—	—	803
Issuance of Restricted Common Stock	—	2	1,095	—	—	(930)	—	167
Amortization of unearned compensation	—	—	—	—	—	2,963	—	2,963

BALANCE, DECEMBER 31, 2001	5	544	271,461	(201,320)	221	(2,564)	(8,073)	60,274
Net income	—	—	—	2,511	—	—	—	2,511	$2,511
Net unrealized loss on Short-term investments	—	—	—	—	(11)	—	—	(11)	(11)

Total Comprehensive Income									$2,500

Exercise of Common Stock options	—	7	5,865	—	—	—	—	5,872
Exercise of Common Stock warrants	—	9	4,731	—	—	—	—	4,740
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	44	(136)	—	—	—	(92)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,253	—	—	—	—	1,255
Issuance of Common Stock options to a non-employee	—	—	37	—	—	—	—	37
Issuance of Restricted Common Stock	—	1	1,044	—	—	(635)	—	410
Tax benefit from exercise of stock options	—	—	1,434	—	—	—	—	1,434
Amortization of unearned compensation	—	—	—	—	—	2,361	—	2,361

BALANCE, DECEMBER 31, 2002	5	563	285,869	(198,945)	210	(838)	(8,073)	78,791
Net income	—	—	—	34,465	—	—	—	34,465	$34,465
Net unrealized loss on Short-term investments	—	—	—	—	(480)	—	—	(480)	(480)

Total Comprehensive Income									$33,985

Exercise of Common Stock options	—	19	17,490	—	—	—	—	17,509
Exercise of Common Stock warrants	—	—	19	—	—	—	—	19
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	56	(133)	—	—	—	(77)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,716	—	—	—	—	1,718
Issuance of Restricted Common Stock	—	1	1,228	—	—	(840)	—	389
Reduction of tax benefit from exercise of stock options	—	—	(1,116)	—	—	—	—	(1,116)
Amortization of unearned compensation	—	—	—	—	—	956	—	956
Repurchase of Common Stock	—	—	—	—	—	—	(34,689)	(34,689)

BALANCE, DECEMBER 31, 2003	$5	$585	$305,262	$(164,613)	$(270)	$(722)	$(42,762)	$97,485

The accompanying notes are an integral part of these statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$34,465	$2,511	$(19,284)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	9,735	9,268	6,375
Deferred revenue recognized	(61,563)	(54,738)	(9,877)
Increase in deferred revenue	57,488	72,500	30,611
Non-cash compensation	1,345	2,771	2,963
Decrease (increase) in deferred charges	3,401	(805)	(4,240)
Other	325	53	(49)
Decrease (increase) in assets:
Receivables	15,647	(39,007)	2,449
Other current assets	(839)	(1,030)	743
Increase (decrease) in liabilities:
Accounts payable	1,023	550	(70)
Accrued compensation	1,683	(99)	2,243
Other accrued expenses	(3,149)	5,800	(2,297)

Net cash provided (used) by operating activities	59,561	(2,226)	9,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(144,445)	(124,466)	(107,857)
Sales of short-term investments	124,144	131,697	112,251
Purchases of property and equipment	(3,926)	(6,519)	(7,616)
Patent costs	(9,209)	(5,475)	(2,974)
Acquisition of assets	(10,430)	—	—
Increase in notes receivable	(1,446)	—	—

Net cash used by investing activities	(45,312)	(4,763)	(6,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	19,246	11,904	2,606
Payments on long-term debt, including capital lease obligations	(189)	(378)	(335)
Dividends on preferred stock	(77)	(92)	(93)
Repurchase of common stock	(34,689)	—	—

Net cash (used) provided by financing activities	(15,709)	11,434	2,178

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,460)	4,445	5,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,337	17,892	12,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,877	$22,337	$17,892

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted common stock	$389	$410	$167

Accrued purchase of patent rights	$—	$450	$—

Cancellation of note receivable related to acquisition of assets	$1,446	$—	$—

Leased asset additions and related obligation	$—	$195	$117

Interest paid	$187	$229	$201

Income taxes paid, including foreign withholding taxes	$9,537	$5,592	$5,485

Non-cash dividends on preferred stock	$56	$44	$44

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. BACKGROUND

InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) designs and develops advanced wireless technology solutions. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G cellular standards as well as WLAN standards, and may have applicability across multiple air interfaces. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products and a broad patent portfolio. We offer our solutions for license or sale to semiconductor companies and producers of wireless equipment and components.

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. At December 31, 2003 and 2002, all of our short-term investments were classified as available-for-sale and carried at amortized cost, which approximates market value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available for sale securities as a separate component of equity, net of any related tax effect. Net unrealized (losses) gains on short-term investments were $(0.3) million and $0.2 million at December 31, 2003 and 2002, respectively. Realized gains and losses for 2003, 2002 and 2001 were as follows (in thousands):

Year	Gains	Losses	Net
2003	$64	$(322)	$(258)
2002	$12	$(144)	$(132)
2001	$390	$(32)	$358

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2003	2002
Money market funds and demand accounts	$20,868	$22,160
Repurchase agreements	9	177

	$20,877	$22,337

The repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

Short-term investments consist of the following (in thousands):

	December 31,
	2003	2002
US Government agency instruments	$53,804	$37,131
Corporate bonds	31,246	28,098

	$85,050	$65,229

At December 31, 2003 and 2002, $73.2 million and $54.6 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.

Other Assets

Other assets consist primarily of prepaid foreign withholding taxes and prepaid commissions. We often pay foreign withholding taxes and commissions at the beginning of our patent license relationships in connection with the collection of related up-front payments. We capitalize our prepayment of foreign withholding tax and prepaid commissions and recognize them in the same period as the related revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized while minor repairs and maintenance are charged to expense as incurred.

Internal-Use Software Costs

Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use”, we capitalize costs associated with software for internal-use. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Amortization expense of these costs was $0.5 million in 2003 and $0.6 million in each of 2002 and 2001. Accumulated amortization related to these costs was $1.9 million and $1.4 million at December 31, 2003 and 2002, respectively.

Patents

We capitalize external costs incurred to obtain patents and patent license rights and amortize these costs on a straight-line basis over the estimated useful lives of the patents. Due to the uncertainty associated with estimating the useful life of any advanced technology at its inception, we assign an estimated useful life of 10 years to patents relating to technology developed directly by the Company. The estimated useful lives of acquired patents and patent rights, however, will be based on analysis related to each acquisition and may differ from the estimated useful lives of patents obtained directly by the Company. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recovered. Amortization expense was $3.3 million, $2.2 million and $1.8 million in 2003, 2002 and 2001, respectively. Accumulated amortization was $17.1 million and $13.8 million at December 31, 2003 and 2002, respectively.

The estimated aggregate amortization expense for patents and patent rights as of December 31, 2003 is as follows (in thousands):

2004	$3,897
2005	3,851
2006	3,555
2007	2,973
2008	2,855

Revenue Recognition

We derive revenue principally from patent licensing and service agreements. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, the appropriate recording of revenue between periods may require the use of judgment, after consideration of the particular facts and circumstances. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed and determinable; and (4) collectibility of fees is reasonably assured.

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee with permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods. Such consideration may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Paid-up Amounts: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us, under a patent license agreement, for the lifetime of the agreement.

•	Prepayments: Up-front, non-refundable royalty prepayments towards a licensee’s future obligations to us related to its expected product sales in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their prepayment balance. Once a licensee exhausts its prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its covered product sales in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed and determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Paid-up Amounts on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions. We recognize revenues related to Prepayments as each licensee exhausts its prepayment balance through its sales of covered products. We generally recognize revenue related to Current Royalty Payments in the period in which the sales of each licensee’s products occurred.

Licensees that either owe us Current Royalty Payments or have prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred, but prior to the issuance of our financial statements for that period. In such cases, we recognize the related revenue in the period the sales occurred. When we do not receive the royalty reports prior to the issuance of our financial statements, we accrue the related royalty revenue if reasonable estimates of such amounts can be made. These estimates are based on the historical royalty data of the licensees involved, currently available third party forecasts of royalty related product sales in the applicable market and, if available, information provided by the licensee. When our licensees formally report royalties for which we accrued revenues based on estimates, or when they report updates to prior royalty reports, we adjust revenue in the period in which the final reports are received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Service Revenues

We recognize revenues associated with service arrangements on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. Recently, our service agreements have been long-term in nature and we have recorded revenue from them based on our proportional performance of services rendered. The terms of these arrangements have provided evidence that this approach better reflects the pattern in which the revenue has been earned or the obligations have been fulfilled. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant costs have been labor hours and we believe these costs provide a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes apparent.

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

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

For the Year Ended December 31,	2003	2002	2001
Net income (loss) applicable to Common
Shareholders – as reported	$34,332	$2,375	$(19,421)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,345	2,771	3,130

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(13,472)	(21,764)	(30,817)

Net income (loss) applicable to Common Shareholders – pro forma	$22,205	$(16,618)	$(47,108)

Net income (loss) per share – as reported – basic	0.62	0.04	(0.36)
Net income (loss) per share – as reported – diluted	0.58	0.04	(0.36)

Net income (loss) per share – pro forma – basic	0.40	(0.31)	(0.88)
Net income (loss) per share – pro forma – diluted	0.37	(0.31)	(0.88)

(a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in an NOL carryforward position and the realization of such benefit cannot be assured.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001; no dividend yield; expected volatility of 104% for 2003, 72% for 2002 and 97% for 2001, risk-free interest rates of 2.9%, 3.83% and 4.59% for 2003, 2002 and 2001, respectively, and an expected option life of 4.65 years for 2003, 4.32 years for 2002 and 4.21 years for 2001. The weighted-average fair value at the date of grant for options granted during 2003, 2002 and 2001 is estimated as $15.99, $8.51 and $8.16, respectively.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.

Our accounts receivable are derived principally from patent license agreements and engineering services. At December 31, 2003, three customers represented 46%, 31% and 14%, respectively, of our accounts receivable balance. At December 31, 2002, two customers collectively represented 95% of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large multi-national wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments, which include cash and cash equivalents, short-term investments and debt, approximate their fair values.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. No such adjustments were needed in 2003, 2002 or 2001.

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

For the Year Ended December 31, 2003	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$34,332	55,271	$0.62
Dilutive effect of options, warrants and convertible preferred stock	—	4,420	0.04

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$34,332	59,691	$0.58

For the Year Ended December 31, 2002	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$2,375	52,981	$0.04
Dilutive effect of options, warrants and convertible preferred stock	—	3,118	—

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$2,375	56,099	$0.04

For the Year Ended December 31, 2001	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Loss per Share - Basic:
Loss available to common shareholders	$(19,421)	53,446	$(0.36)
Dilutive effect of options, warrants and convertible preferred stock	—	—	—

Loss per Share - Diluted:
Loss available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$(19,421)	53,446	$(0.36)

For the years ended December 31, 2003 and 2002, options and warrants to purchase approximately 1.1 million and 3.6 million shares, respectively, of Common Stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive. For the year ended December 31, 2001, the effects of all options, warrants, and convertible preferred stock to purchase approximately 12.1 shares of Common Stock were excluded from the computation of diluted earnings per share (EPS) as a result of a net loss reported in the period.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one operating segment. Substantially all of our revenue is derived from a limited number of customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risk. During 2003, 2002, and 2001, revenue from our Japan-based licensees comprised 64%, 94%, and 50% of total revenues, respectively. Revenue from a customer based in Finland, represented 1%, 5%, and 42% of total revenues in 2003, 2002 and 2001, respectively.

During 2003, 2002, and 2001, the following customers accounted for 10% or more of revenues:

	2003	2002	2001
Sony Ericsson	29%	—	—
NEC	29%	35%	—
Sharp	25%	30%	30%
Denso	—%	11%	2%
Nokia	1%	5%	42%

4. SIGNIFICANT AGREEMENTS

Ericsson

In March 2003, we entered into a worldwide license agreement with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) for sales of terminal and infrastructure products compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Concurrent with this agreement, we resolved a patent infringement lawsuit with Ericsson Inc. that was scheduled for trial in May 2003.

We are due to receive total payments of approximately $14.0 million from Ericsson related to their sales of infrastructure and terminal products through December 31, 2002. In 2003, we received $7.0 million from Ericsson and we expect to receive the remaining payments in first quarter 2004. We recognized the $14.0 million from Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement with Federal Insurance Company (Federal), as other income in first quarter 2003, as the payments from Ericsson represent the settlement of litigation. The $3.4 million represents a loss contingency and is more fully discussed in Note 8.

Ericsson is obligated to pay us an annual license fee of $6.0 million per year for sales of covered infrastructure products for each of the years 2003 through 2006. The first payment of $6.0 million was received in February 2004 and the remaining payments are due in quarterly installments of $1.5 million beginning in May 2004. We are recognizing the related revenue on a straight-line basis from first quarter 2003 through fourth quarter 2006.

Sony Ericsson

In March 2003, we entered into a worldwide license agreement with Sony Ericsson Mobile Communications AB (Sony Ericsson) for sales of terminal units compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards.

We are due to receive total payments of approximately $20.3 million from Sony Ericsson related to their sales of terminal products through December 31, 2002. In 2003, we received $8.7 million from Sony Ericsson and we expect to receive the remaining payments in first quarter 2004. Although we reached our agreement with Sony Ericsson at the same time as our resolution of a patent infringement lawsuit with one of its principals, Ericsson Inc., we never engaged in litigation with Sony Ericsson. As such, our agreement with Sony Ericsson represents a new patent license and not a settlement of litigation. We recognized the $20.3 million from Sony Ericsson as revenue in first quarter 2003.

For the period January 1, 2003 through December 31, 2006, Sony Ericsson is obligated to pay us a royalty on each licensed product sold. Through December 31, 2003, we received approximately $26.2 million of advance royalty payments based on Sony Ericsson’s projections of sales of covered products for 2003 and 2004. Once this initial prepayment is exhausted, Sony Ericsson will have the option to make additional advance royalty payments or pay royalties on an ongoing basis. In return for making advanced royalty payments, Sony Ericsson has and will receive prepayment discounts and credits as opposed to the undiscounted base royalty rate. We record advance royalty payments as deferred revenue and subsequently recognize the revenue in the periods in which our licensees exhaust such advance royalty payments through the sale of covered products. As of December 31, 2003, Sony Ericsson has exhausted approximately $12.7 million of their advance royalty payments through sales of covered products.

Nokia and Samsung Arbitrations

We believe the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent license agreements with

us. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties to us on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently in separate arbitration proceedings regarding these disputes as more fully discussed in Note 8.

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

In connection with the 3G Agreement, we received a non-refundable advance royalty of $19.5 million in April 2002. We recognized revenue of approximately $18.3 million related to that advance in 2002 and the balance in the first quarter of 2003. NEC has not made an additional prepayment under their 3G agreement and therefore submits quarterly royalty payments based on its current period sales of licensed products. In connection with the settlement of the 2G Dispute, we received $13.25 million in April 2002, as the first of four equal nonrefundable installments totaling $53 million. We received the remaining three installments in 2003. In connection with the $53 million settlement, we are recognizing revenue on a straight-line basis from the January 2002 agreement date through February 2006, which is the expected period of use by NEC. In 2003 and 2002, we recognized approximately $12.9 million and $12.3 million of revenue, respectively, related to this settlement. At December 31, 2003 and 2002, our deferred revenue balance contained approximately $27.8 million and $40.7 million related to cash previously collected under these agreements.

Matsushita

In 2001, we entered into a worldwide royalty-bearing license agreement with Matsushita Communications Industrial Co., Ltd. (Matsushita) of Japan under our patent portfolio for Matsushita to manufacture, sell, and distribute 3G products. We received a non-refundable advance royalty payment of $19.5 million related to this agreement. The agreement with Matsushita provides for royalty payments for products when the make, sell or use of the Matsushita 3G product infringes one or more claims of the licensed patents. As of December 31, 2003, Matsushita manufacturing and sales activities for 3G products have currently occurred in Japan and, in its royalty reports to the Company, Matsushita has not included any royalties owed. We have not recognized any revenue to date.

Sharp

We are party to a non-exclusive, worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp Corporation of Japan (Sharp) covering sales of terminal devices compliant with TDMA-based PDC and PHS standards (Sharp PDC /PHS Agreement). In second quarter 2003, we extended the term of the Sharp PDC/PHS Agreement until April 2008. Under the extension, Sharp made a $17.5 million up-front payment consisting of a renewal fee of $2.0 million and a royalty prepayment of $15.5 million. Once the royalty prepayment is exhausted, Sharp will be obligated to make additional royalty payments, at updated rates, on sales of licensed products sold through early 2008. The remaining portion of the upfront payment will be amortized on a straight-line basis over the five-year term of the extension.

We are also party to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing patent license agreement with Sharp (Sharp NCDMA/GSM/3G Agreement) convering sales of GSM narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. In 2003, we recorded revenues of $28.5 million from Sharp, of which approximately $19.5 million is attributable to the Sharp PDC/PHS Agreement and approximately $9.0 million is attributable to the NCDMA/GSM/3G Agreement . In 2002 we recorded revenues of $23.5 million and $2.7 million, respectively, from our PDC/PHS and GSM agreements with Sharp. In 2001 we recorded $15.6 million from our PDC/PHS agreement with Sharp. In addition, under an amendment to the Sharp NCDMA/GSM/3G Agreement, Sharp is obligated to make an upfront payment of approximately $17.8 million in second quarter 2004 as an advance against future royalty obligations.

Acquisition

In July 2003, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc. (Windshift), pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the-art laboratory facilities related to cdma2000, smart antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners and to eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift (“the Earn-out”). In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

We accounted for this asset acquisition under FAS 141 “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired. Additional payments to Windshift under the Earn-out may result in the recognition of goodwill, which would be subject to impairment testing in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”

(In thousands)
Property and Equipment	$552
Patents	11,324

Total assets acquired	$11,876

As indicated in the table above, the majority of the purchase price has been allocated to patents with the remainder allocated to fixed assets. We have estimated the useful life of the acquired patents to be 15 years. We have estimated the useful lives of the acquired fixed assets to be between 3 and 10 years.

In connection with our acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we have included the results of the Melbourne design center, amortization of the acquired patents, and depreciation of the acquired fixed assets in our results of operations.

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

	Year Ended December 31,
	2003	2002
	(In thousands except per share data)
Pro forma revenue	$114,574	$88,220
Pro forma net income	$31,651	$(8,290)
Diluted net income per share, as reported	$0.58	$0.04
Diluted net income per share, pro forma	$0.56	$(0.16)

Nokia Development Agreement

In February 1999, we entered into a multi-year arrangement with Nokia for development of new technology for 3G wireless telecommunications products. Under the multi-year arrangement, we provided specialized engineering services and technology and know-how development and we retain ownership rights of all of the technology we developed thereunder. In third quarter 2001, Nokia and the Company amended the agreement by refining the pace and scope of the development arrangement and Nokia committed to increase funding to a maximum of approximately $58 million, up from the original estimate of $40 million. Under the amendment, we became responsible for costs not covered by the maximum funding amount. This modification was treated as a new contract for accounting purposes and as a result, we reported revenue for the remainder of the program based on our proportional performance of service. Prior to the change, revenue had been reported on a time and materials basis and we had billed Nokia approximately $46 million under the contract, leaving approximately $12 million of revenue to be recognized based on our proportional performance under the contract. During 2002, we accrued a loss of $1.2 million on the modified contract based on our estimates of cost to complete the contract. In 2003, we received the final $1.0 million payment associated with this contract upon our final delivery of the remaining technology required under the agreement. For the years ended December 31, 2003, 2002 and 2001, we recognized specialized engineering service revenue related to this development arrangement of $1.0 million, $4.6 million and $21.8 million, respectively.

5. PROPERTY AND EQUIPMENT

	December 31,
	2003	2002
	(In thousands)
Land	$695	$695
Building and improvements	5,941	5,608
Machinery and equipment	10,544	10,080
Computer equipment and software	25,832	22,730
Furniture and fixtures	3,829	3,702
Leasehold improvements	2,301	1,849

	49,142	44,664
Less: Accumulated depreciation	(37,005)	(30,573)

	$12,137	$14,091

Depreciation expense was $6.4 million, $7.0 million and $5.0 million in 2003, 2002 and 2001, respectively.

6. LONG-TERM DEBT OBLIGATIONS

	December 31,
	2003	2002
	(In thousands)
Mortgage debt	$1,939	$2,088
Capitalized leases	31	71

Total long-term debt obligations	1,970	2,159
Less: Current portion	(193)	(189)

	$1,777	$1,970

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Capitalized lease obligations are payable in monthly installments at an average rate of 4.6%, through 2004. The net book value of equipment under capitalized lease obligations was less than $0.1 million at December 31, 2003 and $0.1 million at December 31, 2002.

Maturities of principal of the long-term debt obligations as of December 31, 2003 are as follows (in thousands):

2004	$193
2005	176
2006	191
2007	207
2008	225
Thereafter	978

$1,970

7. COMMITMENTS AND CONTINGENCIES

Leases

We have entered into various operating lease agreements. Total rent expense primarily for office space, was $2.6 million, $2.4 million and $2.4 million in 2003, 2002 and 2001, respectively. Minimum future rental payments for operating leases as of December 31, 2003 are as follows (in thousands):

2004	$2,537
2005	2,046
2006	1,501
2007	194
2008	—
Thereafter	—

8. LITIGATION AND LEGAL PROCEEDINGS

Nokia

In July 2003, Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under the existing patent license agreement with InterDigital Technology Corporation (ITC), a wholly-owned subsidiary of InterDigital Communications Corporation. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA Products commencing January 1, 2002. Nokia is seeking a determination that their obligation under our existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. Alternatively, Nokia is seeking access to various documents related to previous litigations, negotiations, and arbitrations with other parties. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages.

ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA Products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and including additional claims and defenses relating to the enforceability, validity, and infringement of certain of ITC’s patents. Subsequently Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and intend to vigorously contest Nokia’s position. The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing, and, absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter.

Separately, Nokia has filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. While the Court granted Nokia’s motion to intervene in the Ericsson litigation, the Court has deferred a ruling on Nokia’s request to gain access to sealed documents pending a determination by the arbitration panel in the Nokia arbitration proceeding as to whether any sealed document is relevant to such arbitration proceeding. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation. We have opposed Nokia’s motion to reinstate the decisions and a court decision is pending.

Samsung

In 2002, during an arbitration proceeding, Samsung elected under its 1996 patent license agreement with ITC (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products to be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of

ITC’s license agreements with Ericsson and Sony Ericsson as a result of the MFL provision in the Nokia license agreement. In November 2003 Samsung initiated a binding arbitration against InterDigital Communications Corporation (InterDigital) and ITC (collectively with InterDigital, the Company). The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. Samsung also has requested a consolidation of its arbitration matter with the pending ICC arbitration involving Nokia Corporation and the Company and for the arbitration panel to make a determination that Samsung is entitled to seek access to documents previously sealed by the Federal Court related to the now-settled Ericsson litigation. The Company has responded to and contested Samsung’s claims and any request for access to the sealed documents. The Company believes that consolidation of the arbitration proceedings is not permitted without the consent of the parties. ITC also has counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. We expect an arbitration panel will be selected in the near future.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has not yet responded to the complaint.

Federal

In November 2003, Federal, the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. The Court has held a hearing on Federal’s requests, and a decision on such requests is pending. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time to time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

9. RELATED PARTY TRANSACTIONS

In 2003, we engaged a consulting firm and paid approximately $0.7 million for their services. One of our outside directors is Chairman of the Advisory Board to the consulting firm. Our board member did not receive any direct compensation or commissions related to the engagement.

We paid $27,000 to a consultant for services in 2003 prior to his appointment to our Board of Directors in December, 2003.

10. PREFERRED STOCK

The holders of the $2.50 Convertible Preferred Stock are entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock at the Company’s election (subject to a cash election right of the holder), if legally available. Such dividends are payable semi-annually on June 1 and December 1. In the event we fail to pay two consecutive semi-annual dividends within the required time period, penalties, such as adjusted conversion rates, may be imposed. The $2.50 Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 2.08 shares of Common Stock for each share of preferred. In 2003, 2002 and 2001, InterDigital declared and paid dividends on the $2.50 Preferred Convertible Stock of $133,000, $136,000 and $137,000, respectively. These dividends were paid with both cash of $77,000, $92,000 and $93,000 and shares of the Company’s Common Stock of 2,593, 3,113 and 3,260 in 2003, 2002 and 2001, respectively.

Upon any liquidations, dissolution or winding up of the Company, the holders of the $2.50 Convertible Preferred Stock will be entitled to receive, from the Company’s assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution is made to shareholders of common stock. After such payments, the holders of the $2.50 Convertible Preferred Stock would not be entitled to any other payments. The redemption price for each share of the $2.50 Convertible Preferred Stock is $25 per share. The $2.50 Convertible Preferred Stock is redeemable at our option.

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

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, the shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 7.4 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determines the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant.

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation Committee of the Board determines the number of options to be granted.

Under the terms of the 2002 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant. In addition, unless otherwise modified, no awards may be granted under the 2002 Plan after the close of business on March 21, 2012.

Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price
		Number	Price Range
BALANCE AT DECEMBER 31, 2000	5,800	5,919	$0.01-39.00	$12.90
Granted	(5,109)	5,109	$5.38-15.10	$10.47
Canceled	280	(280)	$5.38-39.00	$17.30
Exercised	—	(184)	$6.80-15.38	$11.61

BALANCE AT DECEMBER 31, 2001	971	10,564	$0.01-39.00	$11.67
Granted	(1,056)	1,056	$6.32-19.10	$12.46
Canceled	463	(463)	$0.01-39.00	$13.80
Exercised	—	(695)	$0.01-17.13	$8.45
2002 Plan Authorization	1,500	—

BALANCE AT DECEMBER 31, 2002	1,878	10,462	$0.01-39.00	$11.86
Granted	(999)	999	$13.20–25.85	$19.05
Canceled	151	(151)	$6.50-39.00	$19.34
Exercised	—	(1,952)	$0.01-19.10	$8.97

BALANCE AT DECEMBER 31, 2003	1,030	9,358	$0.01-39.00	$13.11

The following table summarizes information regarding the stock options outstanding at December 31, 2003 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.44	1,454	4.56	$5.16	1,454	$5.16
$ 5.50 - 8.81	1,223	7.94	7.21	1,149	7.17
$ 8.83 - 9.60	1,459	8.01	9.56	1,105	9.57
$ 9.63 - 11.13	1,058	7.62	10.50	939	10.54
$11.15 - 12.40	993	12.32	12.02	746	12.04
$12.43 - 15.88	946	8.15	14.25	615	13.79
$15.90 - 19.77	1,102	8.43	17.88	592	17.52
$19.81 - 33.50	528	7.56	24.75	391	25.17
$34.13 - 34.13	13	6.18	34.13	13	34.13
$39.00 - 39.00	582	6.04	39.00	582	39.00

$ 0.01 - 39.00	9,358	7.79	$13.11	7,586	$12.79

Common Stock Warrants

As of December 31, 2003 and 2002, we had warrants outstanding to purchase 192,000 and 222,000 shares of Common Stock at exercise prices ranging from $2.50 to $7.63 per share, with a weighted average exercise price of $6.22 per share. As of December 31, 2003, all of these warrants were currently exercisable. Unless exercised, 112,000 warrants will expire in 2004 and the remaining warrants will expire in 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under conditions specified in the respective agreements.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended, we can issue up to 3,500,000 shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2003 and 2002, we had 1,006,491 and 915,064 shares of restricted stock and restricted stock units, respectively, issued under the plan. The related compensation expense will be, or has been, amortized over vesting periods that are generally from one to five years. The balance of unearned compensation at December 31, 2003 and 2002 was $0.7 million and $0.8 million, respectively.

12. SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors declared a distribution under its Shareholder Rights Plan (Rights Plan) of one Right (as described below) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, any new common shares issued after January 3, 1997 will receive one Right for each common share. The Rights Plan was amended in a number of respects with the latest amendment in March 2000. As amended, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock at a purchase price of $250 per share, subject to adjustment. Ordinarily, the Rights will not be exercisable until 10 business days after any of the following events (each, a Triggering Event): (i) a non-exempt person or group owns or acquires 10% or more of the Company’s outstanding Common Stock, or (ii) a non-exempt person or group publicly commences an offer for 10% or more of the Company’s outstanding Common Stock, or (iii) a non-exempt person or group publicly announces an intention to acquire control over the Company and proposes in a proxy or consent solicitation to elect such a number of directors, who if elected, would represent a majority of the directors when compared with the Independent Directors (as defined in the Rights Plan) on the Board. If the Company’s Board of Directors has consented to the occurrence of a particular Triggering Event, then the occurrence of such Triggering Event will not give rise to the exercisability of the Rights. In general, upon the occurrence of a Triggering Event without Board approval, each holder of a Right will have the right to receive, upon exercise, Units of Preferred Stock (or, in certain circumstances, Company Common Stock, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in a merger or other business combination, each holder of a Right will have the right to receive stock of the acquiring person with a value equal to twice the exercise price of the Right.

13. TAXES

Income tax expense/(benefit) consists of the following components for 2003, 2002, and 2001:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current
Federal	$(755)	$1,834	$200
State	—	—	—
Alternative Minimum Tax Receivable (AMT)	(793)	—	—
Foreign	7,383	8,348	3,218

	5,835	10,182	3,418
Deferred
Federal	3,418	(165)	(6,621)
State	(410)	(4,095)	(3,363)
Foreign	—	—	—
Increase/(decrease) in valuation allowance	(1,574)	2,826	9,984

	1,434	(1,434)	—

Total	$7,269	$8,748	$3,418

The deferred tax assets and liabilities are comprised of the following at December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Depreciation	$1,143	$1,141

Patent amortization	2,093	1,762
Other employee benefits	561	564
Other accrued liabilities	72	542
Other	1,279	34
Restricted stock compensation	786	417
Deferred revenue	28,922	28,966
AMT credit carryforward	1,711	1,434
R&E credits	2,657	2,657
Net operating losses	42,119	46,834
Less: valuation allowance	(81,343)	(82,917)

Net deferred tax asset	$—	$1,434

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
Tax at U.S. Statutory Rate	$14,190	$3,828	$(5,394)
Foreign withholding tax, with no US foreign tax credit	4,861	5,502	2,124
State tax provision	(410)	—	—
Change in federal and state valuation allowance	(9,814)	(1,269)	6,621
AMT refund receivable	(793)	—	—
Other	(765)	687	67

Total tax provision	$7,269	$8,748	$3,418

At December 31, 2003, the Company had a federal net operating loss carryforward of approximately $123 million, which will expire, if unused, in the years 2005 through 2021. At December 31, 2003 and 2002, we have provided a full valuation allowance on all deferred tax assets. Our assessment did not take into consideration the potential realization of any gain contingencies and it is possible that the full valuation allowance, or a portion of it, could be reversed in 2004. In 2003 we increased the valuation allowance by $8.2 million related to the exercise of non-qualified stock options. At December 31, 2003, approximately $96 million of benefits associated with the exercise of non-qualified stock options are included in the net operating loss carryforward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

Under the Internal Revenue Code Section 382, the utilization of a corporation’s net operating loss carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s net operating loss carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $26 million of the Company’s NOL carryforwards were limited as of December 31, 2003. If the Company experiences an additional more-than-50% cumulative ownership change, the full amount of the NOL carryforward may become subject to annual limitation under Section 382. There can be no assurance that the Company will realize the benefit of any carryforward.

14. SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2003 and 2002:

Selected Quarterly Results	First	Second	Third	Fourth	Full Year
(in thousands, except per share amounts, unaudited)
2003:
Revenues	$37,324	$25,777	$26,790	$24,683	$114,574
Net income applicable to common shareholders	$26,693	$3,125	$3,431	$1,083	$34,332
Net income per common share – diluted	$0.45	$0.05	$0.06	$0.02	$0.58

2002:
Revenues	$20,949	$25,149	$14,706	$27,091	$87,895
Net income (loss) applicable to common shareholders	$16	$2,444	$(5,833)	$5,748	$2,375
Net income (loss) per common share – diluted	$0.00	$0.04	$(0.11)	$0.10	$0.04

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Deductions	Balance, End of Period
2003
Allowance for uncollectible accounts	$-0-	—	$—	$-0-

2002
Allowance for uncollectible accounts	-0-	—	—	-0-

2001
Allowance for uncollectible accounts	73	—	73	-0-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2007 Annual Meeting of Shareholders” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2003, and which shall be forwarded to shareholders prior to the 2004 Annual Meeting of Shareholders (Proxy Statement). Information concerning the Company’s Code of Ethics is incorporated by reference to the Proxy Statement following the caption “Code of Ethics” to, but not including, “Executive Compensation”. A copy of the Code of Ethics will be attached to the Proxy Statement as an Appendix. Information concerning the Company’s Audit Committee and the Company’s Audit Committee financial expert is incorporated herein by reference to the Proxy Statement following the caption “Audit Committee Report” to, but not including, “RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS”. In addition, information set forth in the two paragraphs immediately following the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated by reference herein. Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation required by this item is incorporated by reference to the Proxy Statement following the caption “Executive Compensation” to, but not including, “Shareholder Return Performance Graph” and information in the section “Compensation Committee Interlocks and Insider Participation”. Information concerning director compensation is incorporated by reference to the Proxy Statement in the section “Compensation of Directors”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Security Ownership of Certain Beneficial Owners” to and including all information in the section “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Auditor’s Fees”.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements.

(2)	Financial Statement Schedules.

(3)	The Index to Financial Statements and Schedules and the Financial Statements begin on page 1.

Exhibit Number

*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*3.2	By-laws, as amended March 21, 2002 (Exhibit 3.2 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

*10.2	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

*10.22	Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation (“InterDigital”) and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

*10.23	Employment Agreement dated November 18, 1996 by and between InterDigital and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

*10.27	Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

*10.34	Agreement dated January 2, 2001 by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

*10.39	Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Lisa A. Alexander, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.40	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation (“ITC”) and Ericsson Inc. and Telefonaktiebolaget LM Ericsson (Exhibit 10.48 to InterDigital’s Amendment No. 1 to Quarterly Report on Form 10-Q/A dated July 2, 2003 (the “July 2003 10-Q/A”)).

*10.41	Patent License Agreement dated and effective January 1, 2003 between ITC and Sony Ericsson Mobile Communications AB (Exhibit 10.49 to the July 2003 10-Q/A).

*10.42	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.43	Patent License Agreement dated May 8, 1995 between ITC and NEC Corporation (“NEC”) (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

*10.44	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

*10.45	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

*10.46	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

*10.47	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to the 2003 Form 8-K).

*10.48	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to the 2003 Form 8-K).

*10.49	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.57 to the 2003 Form 8-K).

*10.50	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8 K/A dated July 2, 2003).

*10.51	Indemnity Agreement dated as of May 5, 2003 by and between InterDigital and Richard J. Brezski (Exhibit 10.59 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.52	Severance Agreement dated January 20, 2004 by and between InterDigital and Guy M. Hicks.

10.53	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003.

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.

(b) The following is a list of Current Reports filed on Form 8-K during the last quarter of 2003:

We filed an Amendment No. 1 to Current Report on Form 8-K/A dated October 14, 2003 under Item 2 – Acquisition or Disposition of Assets and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, relating to the Company’s acquisition of substantially all of the assets of Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc.

We filed an Amendment No. 1 to Current Report on Form 8-K/A dated October 29, 2003 under Item 5 – Other Events and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits relating to the refiling of a previously filed contract of the Company’s subsidiary, InterDigital Technology Corporation.

We filed a Current Report on Form 8-K dated November 4, 2003 under Item 5 – Other Events relating to the Company’s announcement that on October 30, 2003, Federal Insurance Company, the insurance provider for the settled litigation involving Ericsson, Inc., delivered to the Company and InterDigital Technology Corporation, a demand for arbitration under the Pennsylvania Uniform Arbitration Act, and the Company’s filing of an action in the United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment regarding such matter.

We filed a Current Report on Form 8-K dated November 13, 2003 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12 – Results of Operations and Financial Condition relating to the Company’s issuance of a press release announcing its results of operations and financial condition for the quarter ended September 30, 2003.

We filed a Current Report on Form 8-K dated November 21, 2003 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, and Item 11 – Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan relating to the notice provided by the Company to its directors and certain officers concerning their ability to buy and sell Company stock during a change in service provider for the Company’s Savings and Protection Plan.

We filed a Current Report on Form 8-K dated November 25, 2003 under Item 5 – Other Events relating to the Company’s announcement that the Company and its wholly-owned subsidiary, InterDigital Technology Corporation, received from Samsung Electronics Co. Ltd., a request for arbitration filed with the International Chamber of Commerce, International Court of Arbitration.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: March 15, 2004	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg President and Chief Executive Officer

Date: March 15, 2004	/s/ R. J. FAGAN
Richard J. Fagan Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: March 15, 2004	/s/ D. RIDGELY BOLGIANO
D. Ridgely Bolgiano, Director

Date: March 15, 2004	/s/ HARRY G. CAMPAGNA
Harry G. Campagna, Director

Date: March 15, 2004	/s/ STEVEN T. CLONTZ
Steven T. Clontz, Director

Date: March 15, 2004	/s/ ED KAMINS
Ed Kamins, Director

Date: March 15, 2004	/s/ ROBERT S. ROATH
Robert S. Roath, Director

Date: March 15, 2004	/s/ ROBERT W. SHANER
Robert W. Shaner, Director

Date: March 15, 2004	/s/ ALAN P. ZABARSKY
Alan P. Zabarsky, Director

Date: March 15, 2004	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	/s/ R. J. FAGAN
Richard J. Fagan, Chief Financial Officer (Principal Financial and Accounting Officer)