Form 10-K/A
period 2003-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-03-29
CIK 354913

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

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Form 10-K/A, Amendment No. 1 amends the Annual Report on Form 10-K of InterDigital Communications Corporation for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2004. This Form 10-K/A, Amendment No. 1 is being filed solely to add a graphic to the original Form 10-K under Part I, Item 1, “Business – Evolution of Wireless Standards” that was inadvertently omitted from the original Form 10-K. This Form 10-K/A, Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

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

During 2003, we filed 2,001 new patent applications, 413 of which were United States applications, and were granted 299 new patents, 70 of which were United States patents. The majority of these applications and patents were for 3G CDMA-related inventions, though inventions – while deriving from a CDMA development project – can often extend across multiple technologies. In addition, we acquired a number of patents and patent applications from Windshift. (See, “-Acquisition of Patent Rights”.) Our patents have effective terms of up to 20 years from the date of the first application upon which the patent is based. We have in the past filed, and will continue to actively file, additional patent applications throughout most of the world, primarily relating to 2.5G and 3G products.

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

COMPANY	2G and 2.5G Standards								3G Standards
	B-CDMA Technology and Patents	TIA/ EIA 54/136	GSM/GPRS/ EDGE	PHS (PAS)	PDC	TIA/EIA 95	DECT	TETRA	WCDMA	TD-SCDMA/ cdma2000
Alcatel Espana	•
American Telephone & Telegraph		•	•	•	•	•
Denso Corporation				•	•
Ericsson Inc. and Telefonaktiebolaget LM Ericsson		•	•	•	•
High Tech Computer Corp.		•	•	•	•	•	•	•	•	•
Hitachi Communication Technologies, Ltd.		•	•	•	•
Hop-On Wireless, Inc.		•	•	•	•		•		•	•
Hughes Network Systems		•
Iwatsu America, Inc.				•
Japan Radio Company			•	•	•	•		•	•	•
Kokusai Electric Co., Ltd.				•	•
Kyocera Corporation		•	•	•	•		•
Matsushita Comm. Indus. Co., Ltd.									•	•
Matsushita Electrical Co. Ltd.		•	•	•	•	•	•	•
Mitsubishi Electric Corp.		•	•	•	•
Nakayo Telecommunications, Inc.				•
NEC Corporation		•	•	•	•	•			•	•
Nokia Corporation		•	•	•	•	•	•	•	•	•
OKI Electric Industry, Ltd.		•	•	•	•	•
Pacific Comm. Sciences, Inc.		•	•		•
Qualcomm, Inc.						•			•	•
Research in Motion, Ltd.			•
Robert Bosch GmbH		•	•	•	•
Samsung Electronics Co. Ltd.	•	•	•	•	•
Sanyo Electric Corporation		•	•	•	•		•
Sharp Corporation			•	•	•	•			•	•
Shintom Company			•	•
Siemens AG	•	•	•	•	•	•	•	•	•	•
Sony Ericsson Mobile Communications AB		•	•	•	•		•	•
Toshiba Corporation		•	•	•	•		•
UbiNetics Ltd.		•	•	•	•

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

However, the entire wireless communications market in which we compete is characterized by rapid technological change, frequent product introductions and evolving industry standards. Our future success will depend on (i) our making substantial resource investment in research and development, (ii) our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely and consistent basis (See, “-Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows”.), and (iii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. The competition in the wireless telecommunications industry is intense. Our products and services face competition from existing companies developing product and technology offerings comparable to ours for the same standardized air interface (e.g., a number of companies offer FDD protocol stack solutions). We also face competition from the in-house development teams at semiconductor fabricators and telecommunication equipment suppliers. It is also possible that new competitors may enter the market.

We also face competitive issue when an air interface we develop a solution for becomes less preferable when compared to other air interface solutions. As an example, WLAN, which enables users to connect laptops and personal digital assistants to the Internet over a relatively short range, is already being marketed worldwide and is competitive with TDD for deployment in non-mobile, data-

only environments. If the initial deployment of FDD for data applications obtains significant market share, or if FDD high-speed downlink packet access gains market acceptance, the niche targeted for TDD could be reduced or eliminated. Similarly, cdma2000 – which has not been a primary focus of our development efforts — has been deployed in parts of Asia and the United States, and such deployment could cause cdma2000 to gain significant market share and reduce the opportunities for WCDMA, where we have devoted more effort. (See, “-Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed”.)

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT OF SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements.

(2) Financial Statement Schedules.

(3) The Index to Financial Statements and Schedules and the Financial Statements begin on page 1.

Exhibit Number
*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

*3.1	Restated Articles of Incorporation (Exhibit 3.1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*3.2	By-laws, as amended March 21, 2002 (Exhibit 3.2 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

*10.2	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

*10.22	Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation (“InterDigital”) and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

*10.23	Employment Agreement dated November 18, 1996 by and between InterDigital and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

*10.27	Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

*10.34	Agreement dated January 2, 2001 by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

*10.39	Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Lisa A. Alexander, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.40	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation (“ITC”) and Ericsson Inc. and Telefonaktiebolaget LM Ericsson (Exhibit 10.48 to InterDigital’s Amendment No. 1 to Quarterly Report on Form 10-Q/A dated July 2, 2003 (the “July 2003 10-Q/A”)).

*10.41	Patent License Agreement dated and effective January 1, 2003 between ITC and Sony Ericsson Mobile Communications AB (Exhibit 10.49 to the July 2003 10-Q/A).

*10.42	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.43	Patent License Agreement dated May 8, 1995 between ITC and NEC Corporation (“NEC”) (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

*10.44	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

*10.45	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

*10.46	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

*10.47	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to the 2003 Form 8-K).

*10.48	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to the 2003 Form 8-K).

*10.49	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.57 to the 2003 Form 8-K).

*10.50	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

*10.51	Indemnity Agreement dated as of May 5, 2003 by and between InterDigital and Richard J. Brezski (Exhibit 10.59 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.52	Severance Agreement dated January 20, 2004 by and between InterDigital and Guy M. Hicks.

**10.53	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003.

**21	Subsidiaries of InterDigital.

**23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.
**	Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: March 29, 2004	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg President and Chief Executive Officer

Date: March 29, 2004	/s/ R. J. FAGAN
Richard J. Fagan Chief Financial Officer