Form 10-Q
period 2004-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-05-10
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	55,544,440
Class	Outstanding at May 3, 2004

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

802.11

A family of WLAN standards designated 802.11x and developed by the IEEE which provides technical solutions for wireless high speed local area data.

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

IPR

Intellectual Property Right.

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

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	(unaudited)
	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,785	$20,877
Short-term investments	99,581	85,050
Accounts receivable	36,342	37,839
Prepaid and other current assets	8,025	8,628

Total current assets	169,733	152,394

PROPERTY AND EQUIPMENT, NET	11,213	12,137
PATENTS, NET	33,792	32,246
OTHER NON-CURRENT ASSETS	11,200	8,388

	56,205	52,771

TOTAL ASSETS	$225,938	$205,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$186	$193
Accounts payable	3,948	6,435
Accrued compensation and related expenses	5,525	7,569
Deferred revenue	22,343	22,381
Foreign and domestic taxes payable	2,817	1,259
Other accrued expenses	2,981	2,232

Total current liabilities	37,800	40,069
LONG-TERM DEBT	1,734	1,777
LONG-TERM DEFERRED REVENUE	74,325	64,214
OTHER LONG-TERM LIABILITIES	1,620	1,620

TOTAL LIABILITIES	115,479	107,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized- $2.50 Convertible Preferred, 53 shares issued and outstanding, liquidation value of $1,319	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 55,429 shares and 54,989 shares issued and outstanding	554	585
Additional paid-in capital	312,959	305,262
Accumulated deficit	(158,813)	(164,613)
Accumulated other comprehensive income (loss)	(235)	(270)
Unearned compensation	(1,219)	(722)

	153,251	140,247
Treasury stock, 3,506 and 3,500 shares of Common Stock held at cost	42,792	42,762

Total shareholders’ equity	110,459	97,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$225,938	$205,165

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
REVENUES	$33,016	$37,324

OPERATING EXPENSES:
Sales and marketing	1,614	1,210
General & administrative	5,390	4,117
Patents administration and licensing	5,000	3,139
Development	12,914	11,388

	24,918	19,854

Income from operations	8,098	17,470

OTHER INCOME (EXPENSE):
Other income	—	10,580
Interest income	495	475
Interest and financing expenses	(67)	(56)

Income before income taxes	8,526	28,469

INCOME TAX PROVISION	(2,692)	(1,742)

Net income	5,834	26,727

PREFERRED STOCK DIVIDENDS	(34)	(34)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$5,800	$26,693

NET INCOME PER COMMON SHARE - BASIC	$0.11	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,146	54,604

NET INCOME PER COMMON SHARE - DILUTED	$0.10	$0.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	59,745	58,666

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before preferred stock dividends	$5,834	$26,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,474	2,358
Deferred revenue recognized	(12,709)	(10,964)
Increase in deferred revenue	22,784	32,236
Non-cash compensation	647	635
Decrease (increase) in deferred charges	(2,766)	866
Other	(44)	(1)
Decrease (increase) in assets:
Receivables	1,497	(46,152)
Other current assets	599	(561)
Increase (decrease) in liabilities:
Accounts payable	(2,487)	(1,951)
Accrued compensation	(2,044)	(959)
Other accrued expenses	2,273	(856)

Net cash provided by operating activities	16,058	1,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(56,427)	(37,231)
Sales of short-term investments	41,931	26,594
Purchases of property and equipment	(546)	(487)
Patent costs	(2,550)	(1,162)

Net cash used by investing activities	(17,592)	(12,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	6,492	7,434
Payments on long-term debt, including capital lease obligations	(50)	(47)

Net cash provided by financing activities	6,442	7,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,908	(3,521)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,877	22,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,785	$18,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted stock units	$450	$389

Interest paid	$41	$49

Income taxes paid, including foreign withholding taxes	$2,146	$2,644

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of March 31, 2004, and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (SEC) on March 15, 2004, as amended (Form 10-K). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation, to stock-option-based employee compensation (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net income applicable to Common Shareholders – as reported	$5,800	$26,693

Add: Stock-based employee compensation expense included in reported net income	647	635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(4,622)	(3,012)

Net income applicable to Common Shareholders – pro forma	$1,825	$24,316

Net income per share – as reported – basic	0.11	0.49
Net income per share – as reported – diluted	0.10	0.45

Net income per share – pro forma – basic	0.03	0.45

Net income per share – pro forma – diluted	0.03	0.41

a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in a net operating loss (NOL) carry-forward position and the realization of such benefit cannot be assured.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Expected option life (in years)	4.73	4.44
Risk-free interest rate	3.02%	2.86%
Volatility	104%	107%
Dividend yield	—	—
Weighted average fair value	$20.29	$12.58

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete. There were no such instruments issued in any period presented.

During first quarter 2004, 6,000 shares of restricted Common Stock were returned to treasury upon their forfeiture.

2. SIGNIFICANT AGREEMENTS:

Nokia and Samsung Arbitrations

We believe that the license agreements we entered into in 2003 with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under their existing patent license agreements. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently engaged in separate arbitration proceedings regarding these disputes as more fully discussed in Note 5.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

Acquisition

In July 2003, we entered into an Asset Purchase Agreement with Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc. (Windshift), pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the-art laboratory facilities related to cdma2000, smart antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners and to eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift. In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

We accounted for this asset acquisition under FAS 141 “Business Combinations.” In connection with our acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we have included the results of the Melbourne design center, amortization of the acquired patents, and depreciation of the acquired fixed assets in our results of operations.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes this acquisition of assets occurred as of January 1, 2003. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods.

Three Months Ended March 31, 2003
Pro forma revenue	$33,016
Pro forma net income	$4,731
Diluted net income per share, as reported	$0.10
Diluted net income per share, pro forma	$0.08

3. INCOME TAXES:

At December 31, 2003, the Company had a federal net operating loss carryforward of approximately $123 million, which will expire, if unused, in the years 2005 through 2021. At December 31, 2003, we have provided a full valuation allowance on all deferred tax assets. Our assessment did not take into consideration the potential realization of any gain contingencies and it is possible that the full valuation allowance, or a portion of it, could be reversed in 2004. At December 31, 2003, approximately $96 million of benefits associated with the exercise of non-qualified stock options are included in the net operating loss carryforward. However, these benefits have been deferred because the Company is in a net operating loss position. Such benefits will be credited to additional paid-in capital in the year in which the benefits are realized.

Under the Internal Revenue Code Section 382 (Section 382), the utilization of a corporation’s net operating loss carryforward is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s net operating loss carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $26 million of the Company’s NOL carryforwards were limited as of December 31, 2003. If the Company experiences an additional more-than-50% cumulative ownership change, the full amount of the NOL carryforward may become subject to annual limitation under Section 382. There can be no assurance that the Company will realize the benefit of any NOL carryforward.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share-basic: Income available to Common Shareholders	$5,800	55,146	$0.11	$26,693	54,604	$0.49

Effect of dilutive options, warrants and restricted stock units	—	4,599	(0.01)	—	4,062	(0.04)

Income per share-diluted: Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$5,800	59,745	$0.10	$26,693	58,666	$0.45

For the three months ended March 31, 2004 and 2003, options and warrants to purchase approximately 1.2 million and 1.8 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

5. LEGAL PROCEEDINGS:

Nokia

As previously reported in the Company’s Form 10-K, in July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under its existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s and InterDigital Communications Corporation’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking, among other things, a determination that their obligation under the existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged and a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages. Nokia also maintains that the validity and infringement of the patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have vigorously contested Nokia’s position.

The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing, and absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter. The parties currently are engaged in the discovery phase of the arbitration.

Samsung

As previously reported in the Company’s Form 10-K, in 2002 during an arbitration proceeding, Samsung Electronics Co., Ltd. (Samsung) elected under its 1996 patent license agreement (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products to be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. In November 2003, Samsung initiated a binding arbitration against InterDigital Communications Corporation and ITC. The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by the license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. We have counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We are also seeking a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to our answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. An arbitration panel has been selected and we expect the parties will begin the discovery phase of the arbitration matter in the near future.

Lucent

As previously reported in the Company’s Form 10-K, in March 2004 Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the complaint denying any infringement, seeking both a declaration that the patents are invalid and a dismissal of the complaint, and requesting attorneys’ fees and costs.

Federal

As previously reported in the Company’s Form 10-K, in November 2003 Federal Insurance Company (Federal), the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. The Court has held a hearing on Federal’s requests, and a decision on such requests is pending. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

6. SUBSEQUENT EVENTS:

Repositioning Charge

In second quarter 2004, we reduced our headcount by 25 employees as part of a plan to strategically reposition the Company. We will record a charge of approximately $0.7 million in second quarter 2004 associated with this repositioning. The charge will be primarily comprised of severance and other cash benefits associated with the workforce reduction and is based on assumptions and related estimates that we deem appropriate at this time. However, we may adjust this charge due to changes in the anticipated timing and extent of administrative activities associated with the repositioning.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (SEC) on March 15, 2004, as amended (Form 10-K), other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q.

During first quarter 2004, we signed a royalty-bearing patent license agreement with Sierra Wireless, Inc. covering the sale of wireless terminal units and wireless modules built to 2G and 2.5G IS-136/GSM/GPRS/EDGE/IS-95B and all 3G WCDMA/cdma2000(R) standards. We also amended our patent license agreement with Sharp Corporation (Sharp) covering sales of GSM, narrowband CDMA and 3G products. During first quarter 2004, we received $11.1 million ($10.0 million after foreign withholding tax) of a total advanced payment of $17.8 million that is due to us from Sharp in connection with the amendment. This payment, coupled with the receipt of amounts owed from our 2003 agreements with Ericsson and Sony Ericsson, contributed to a $19.5 million increase in cash, cash equivalents and short-term investments during first quarter 2004. We are due the remaining portion of Sharp’s advanced payment in second quarter 2004.

In second quarter 2004, we made refinements to our strategy aimed at both increasing our focus on developing technology solutions that have strong IPR generation potential and creating product options aligned with market and customer needs. Specifically, we more clearly defined our focus on developing IPR-rich technologies that have high potential to enable broad, sustained patent licensing and to create product opportunities where there is clear customer demand. As a result of the refinements to our strategy, we repositioned our internal development resources and reduced our headcount by 25 employees. We will record a charge of approximately $0.7 million in second quarter 2004 associated with this repositioning and expect annualized pre-tax cost savings of approximately $3.1 million associated with the repositioning.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K, and a discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no material changes in our existing accounting policies or estimates from the disclosure included in our Form 10-K.

SIGNIFICANT TRANSACTIONS / MATTERS

Nokia and Samsung Arbitrations

We believe that the license agreements we entered into in 2003 with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under their existing patent license agreements. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties on sales of covered products beginning January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently engaged in separate arbitration proceedings regarding these disputes as more fully discussed in Part II, Item 1. Legal Proceedings.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $16.1 million in the three month period ended March 31, 2004 (first quarter 2004) compared to $1.4 million in the three month period ended March 31, 2003 (first quarter 2003). The positive operating cash flow in first quarter 2004 arose principally from net receipts of approximately $42.7 million from patent licensing agreements. This included approximately $13.0 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective 2003 patent license agreements, $4.6 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, $10.0 million from Sharp related to our 3G patent license agreement, and $3.5 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $21.8 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) and changes in working capital during first quarter 2004. The positive operating cash flow in first quarter 2003 arose principally from a net receipt of $11.9 million from NEC associated with the third installment relating to our TDMA-based patent license agreement and collection of royalties recognized in 2002. These payments were partially offset by outflows related to cash operating expenses incurred and other working capital changes during first quarter 2003.

Net cash used for investing activities in first quarter 2004 was $17.6 million compared to $12.3 million in first quarter 2003. We purchased $14.5 million of short-term marketable securities, net of sales, in first quarter 2004 compared to $10.6 million in first quarter 2003. The increase resulted from the higher level of cash receipts from patent licensing in first quarter 2004. We invested $0.5 million in hardware and software during each of first quarters 2004 and 2003. Investment costs associated with patents increased $1.4 million to $2.6 million in first quarter 2004 compared to first quarter 2003, reflecting higher 3G patenting activity levels during the period.

Net cash provided by financing activities in first quarter 2004 was $6.4 million compared to $7.4 million in first quarter 2003. This decrease resulted from lower proceeds from option and warrant exercises and the Company’s employee stock purchase plan.

As of March 31, 2004, we had $125.4 million of cash, cash equivalents and short-term investments, compared to $105.9 million as of December 31, 2003. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue, increased slightly to $29.1 million at March 31, 2004 from $29.0 million at December 31, 2003.

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

As of December 31, 2003, we had net operating loss (NOL) carry-forwards of approximately $123 million. We have a full valuation allowance against the related deferred tax asset. We expect that we will continue to pay source withholding taxes to non-U.S. countries related to royalties, local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL’s are fully utilized.

RESULTS OF OPERATIONS

First Quarter 2004 Compared to First Quarter 2003

Revenues

Revenues in first quarter 2004 decreased $4.3 million from first quarter 2003. The decrease was due to the one-time recognition of $20.3 million of revenue from Sony Ericsson in first quarter 2003 related to pre-2003 sales of Sony Ericsson terminals. Royalties from NEC (50%), Sharp (22%) and Sony Ericsson (13%) collectively contributed 84% of our revenue in first quarter 2004. Recurring patent license royalty revenues in first quarter 2004 of $32.4 million increased $15.4 million or 90% from first quarter 2003. The increase in recurring patent license royalty revenue was primarily driven by growth in royalties of $11.4 million, $1.9 million, and $1.3 million from NEC, Sharp and Sony Ericsson, respectively. A portion of NEC’s first quarter royalties relate to 3G handset shipments that were delayed from calendar fourth quarter 2003 to calendar first quarter 2004 upon NEC’s resolution of software and interoperability issues.

Operating Expenses

Operating expenses increased 26% to $24.9 million in first quarter 2004 from $19.9 million in first quarter 2003. The $5.0 million increase in operating expenses is primarily due to increases in personnel costs ($2.7 million), legal fees ($1.0 million), insurance premiums ($0.4 million), patent amortization ($0.3 million) and commissions ($0.3 million). Approximately 44% of the increase in personnel costs is attributable to increased wages related to the addition of our Melbourne design center and annual merit increases. Approximately 19% of the increase in personnel costs is due to company-wide compensation initiatives instituted in first quarter 2004. The remaining increase is due to expanded training and development programs, increased severance and relocation costs, and the amortization in first quarter 2003 of an accrued loss from a development contract.

Development expenses in first quarter 2004 increased 13% to $12.9 million from $11.4 million in first quarter 2003 due primarily to a $1.1 million increase in salaries and benefits and a $0.2 million increase in training and development costs.

Sales and marketing expenses of $1.6 million in first quarter 2004 increased 33% from $1.2 million in first quarter 2003 mainly as a result of increased personnel costs.

General and administrative expenses in first quarter 2004 increased 31% to $5.4 million from $4.1 million in first quarter 2003. The increase was primarily related to a $0.6 million increase in personnel costs and a $0.4 million increase in insurance premiums. The remainder of the increase was primarily due to consulting costs and other professional services.

Patents administration and licensing expenses increased 59% to $5.0 million in first quarter 2004 from $3.1 million in first quarter 2003 primarily as a result of an increase in patent enforcement costs of approximately $1.0 million and increases in each of commission expense and patent amortization of approximately $0.3 million. The increase in commission expense related to the mix of revenues from commission bearing agreements. The increase in patent amortization resulted from additional patents and related patent prosecution costs.

Effective April 1, 2004, we adopted a long-term incentive program applicable to a broad group of our managers and executives. The program includes a cash incentive award tied to long-term company performance goals and a grant of restricted stock units. Under the program we will substantially reduce the use of stock option grants as an equity incentive for these employees. Over the remaining three quarters of 2004, we expect to recognize an aggregate of $3.0 million and $4.0 million of compensation expense related to the cash-based incentive and restricted stock units, respectively.

Other Income, Interest Income and Interest Expense

We recognized $10.6 million as other income in first quarter 2003. This consists of $14.0 million related to our settlement of litigation with Ericsson, net of an insurance reimbursement contingency.

Interest income of $0.5 million in first quarter 2004 was substantially level with first quarter 2003.

Income Taxes

The income tax provision in each of first quarter 2004 and 2003 consisted primarily of withholding taxes associated with patent licensing royalties, principally from Japan. Our tax expense increased approximately $0.9 million in first quarter 2004 to $2.7 million from $1.7 million in quarter 2003, due to the level of royalty revenue subject to non-US withholding tax.

Expected Trends

We expect recurring royalties from our existing licenses to be in the range of $27.0 million to $30.0 million per quarter over the remainder of 2004. These expectations are dependent on the continued strong performance of our key licensees. We also expect to conclude additional patent license agreements during 2004 which should be accretive. Excluding repositioning charges and subject to any higher-than-planned patent enforcement costs, we expect that second quarter 2004 operating expenses will increase 4%-6% over first quarter 2004 levels as expenses from our recently implemented long-term incentive program are offset in part by cost savings from repositioning activities. We currently expect that our operating expenses for the third and fourth quarters of 2004 will not exceed the levels anticipated for second quarter 2004. We also continue to expect to be cash flow positive for the full year 2004.

Throughout the remainder of 2004, we will continue to evaluate the need for a full valuation allowance against our deferred tax assets. If we determine that the valuation allowance is no longer needed, we will record the estimated realizable value of the deferred tax asset and begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 36% to 39% under current tax laws. If and when recognized, the tax benefit associated with deductions related to the exercise of employee stock options, representing approximately 78% of our NOLs at December 31, 2003, will be accounted for as a credit to shareholders’ equity and the remaining portion of the tax benefit will reduce the income tax provision. Subsequent revisions to the estimated realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period-to-period, although our cash tax payments would remain unaffected until our NOL carryforwards are fully utilized or have expired.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) recurring royalties from existing licensees and cash flow in 2004, (ii) our ability to enter into additional patent licenses in 2004, (iii) operating expenses for the remainder of 2004 and the impact of our new long-term incentive compensation program and the use of stock options on compensation expenses; (iii) the impact of any resolution of our dispute with Federal on our ability to meet our operating requirements; (iv) the effect of our organizational repositioning, and lack of need to seek additional financing; (v) our source withholding, AMT and federal income tax obligations, (vi) our strategy; (vii) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their existing patent agreements with us; and (viii) the timing of the Nokia and Samsung arbitration processes. Words such as “expect”, “will”, “believe”, “seeking”, “estimates”, “assumptions”, “anticipate”, “continue to”, “may” or similar expressions are intended to identify such forward-looking statements.

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

Our recurring royalties and cash flow are dependent on (i) the market share and performance of our primary licensees in selling their products; (ii) the economy and sales trends in the wireless market; (iii) whether we are able to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due; (v) difficulties or delays in our strategic initiatives; (vi) our ability to develop and patent market relevant technology; (vii) whether we are successful in patent enforcement and prosecution activities; and (vii) unanticipated changes in the schedule or costs associated with the Nokia and Samsung arbitrations and Lucent litigation. Our strategy may be impacted by the foregoing factors as well as (i) our ability to successfully develop technology, patent our technologies and enforce our patents; (ii) changes in technology preferences of strategic partners or consumers; (iii) the availability or development of substitute or competitive technologies; (iv) our ability to leverage product opportunities as well as leverage our existing and enter into additional strategic relationships.

Additionally, Nokia’s and Samsung’s royalty obligations may be affected by (i) resolution of the Nokia and Samsung arbitrations as to the applicability of the terms of the Ericsson and Sony Ericsson licensing agreements to the royalty obligations of Nokia and Samsung under each of their license agreements; (ii) the actual processes, decisions, and results from the respective Nokia and Samsung arbitrations and Lucent litigation; and (iii) any future legal proceedings that could adversely affect the royalty obligations or payments under their respective license agreements.

Our expectations regarding repositioning charges are dependent upon (i) the timing and expense of administrative activities required by the repositioning; (ii) unanticipated demand for our engineering services; and (iii) our inability to hire and/or retain personnel necessary to conduct our technology development programs.

Our expectations as to operating expenses and requirements are based on (i) our level of continued self funding (which in turn may be affected by our ability to enter into or expand strategic relationships); (ii) current opportunities for future development and product options; (iii) our ability to continually improve operational efficiencies and effectiveness on an organizational level. In addition, an unexpected resolution or change in timing of the legal proceeding with Federal could impact our current expectations as to the outcome.

Our expectations regarding the cost of our long-term incentive compensation program and use of options may be impacted by (i) changes in the number of qualified participants; (ii) the ability of the Company to meet associated long-tem corporate goals; and (iii) changes in compensation practices within our industry.

Our expectations as to our various tax obligations may be affected by unanticipated changes in tax treaties, accounting treatment or payment of federal income tax.

Our failure to generate sufficient cash flows over the long term, based on the factors listed above and those set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 could adversely impact operating requirements and our current lack of need to seek additional financing. Our cash flow may be affected by a delay in the anticipated receipt of payments from our licensees, including payments from Ericsson, Sony Ericsson, Sharp, and NEC. While the Company believes that the Ericsson and Sony Ericsson license agreements establish the financial terms necessary to define the royalty obligations of Nokia and Samsung under their respective patent license agreements, any dispute (including arbitration), and the length and resolution of any dispute relating thereto, could affect the timing and amount of anticipated cash and revenue related to such patent license agreements.

Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Nokia

As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, as amended (Form 10-K), in July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under its existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s and InterDigital Communications Corporation’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking, among other things, a determination that their obligation under the existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged and a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages. Nokia also maintains that the validity and infringement of the patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have vigorously contested Nokia’s position.

The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing, and absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter. The parties currently are engaged in the discovery phase of the arbitration.

Samsung

As previously reported in the Form 10-K, in 2002 during an arbitration proceeding, Samsung Electronics Co., Ltd. (Samsung) elected under its 1996 patent license agreement (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products to be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. In November 2003, Samsung initiated a binding arbitration against InterDigital Communications Corporation and ITC. The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by the license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. We have counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We are also seeking a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to our answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. An arbitration panel has been selected and we expect the parties will begin the discovery phase of the arbitration matter in the near future.

Lucent

As previously reported in the Form 10-K, in March 2004 Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the complaint denying any infringement, seeking both a declaration that the patents are invalid and a dismissal of the complaint, and requesting attorneys’ fees and costs.

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

(b) The following is a list of Current Reports furnished or filed on Form 8-K during first quarter 2004:

(1)    We furnished a Current Report on Form 8-K dated March 10, 2004 under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12 – Results of Operations and Financial Condition, relating to the Company’s issuance of a press release announcing its results of operations and financial condition for the quarter ended March 31, 2004.

(2)    We filed a Current Report on Form 8-K dated March 9, 2004 under Item 9 – Regulation FD Disclosure, regarding the Company’s announcement that ITC had amended its patent license agreement with Sharp Corporation covering sales of GSM, narrowband CDMA and 3G products.

(3)    We filed a Current Report on Form 8-K dated March 1, 2004 under Item 5 – Other Events and Required FD Disclosure, relating to the Company’s announcement that one of our wholly-owned subsidiaries, Tantivy Communications, Inc., filed suit in the United States District Court for the Eastern District of Texas against Lucent for infringement of seven United States patents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: May 10, 2004	/s/ Howard E. Goldberg

Howard E. Goldberg President and Chief Executive Officer

Date: May 10, 2004	/s/ R. J. Fagan

Richard J. Fagan Chief Financial Officer