Form 10-Q
period 2004-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-08-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	55,504,760
Class	Outstanding at August 3, 2004

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

CDMA

“Code Division Multiple Access.” A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

cdma2000

A standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne) and which, as amended, includes without limitation CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X_EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the IMT-2000 family of 3G standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are a registered trademarks of the TIA (USA).

cdmaOne

A wireless cellular system application based on 2G narrowband CDMA technologies (e.g., TIA/EIA-95).

Digital

Information transmission where the data is represented in discrete numerical form.

EDGE

“Enhanced Data for GSM Evolution.” Technology designed to deliver data at rates of up to 473.6 kbps, triple the data rate of most wireless services, and built on the existing GSM/GPRS air interface standard and core networks infrastructure. This is, at times, referred to as EGPRS and is considered to be a 2.5G technology.

802.11

A family of WLAN standards developed by the IEEE which specifies the communication channel and access to such channel for wireless high-speed broadband access and IP-based communication (e.g., browsing, Voice Over IP, etc.).

FDMA

“Frequency Division Multiple Access.” A technique in which the available transmission of bandwidth of a channel is divided by frequencies into narrower bands over fixed time intervals resulting in more effective voice or data transmission over a single channel.

Frequency

The rate at which an electrical current or signal alternates; usually measured in Hertz.

GPRS

“General Packet Radio Systems.” A packet-based wireless communications service that enables high speed wireless Internet and other data communications via GSM networks.

GSM

“Global System for Mobile Communications.” A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz

The unit of measuring radio frequency (one cycle per second).

IEEE

“Institute of Electrical and Electronics Engineers”. A membership organization of engineers that, among other activities, produces data communications standards.

Internet

A network comprised of more than 100,000 interconnected commercial, academic and governmental networks in over 100 countries.

IPR

Intellectual Property Right.

ITC

“InterDigital Technology Corporation”, our wholly-owned Delaware subsidiary.

Kbps

“Kilobits per Second.” A measure of the information-carrying capacity (i.e., data transfer rate) of a circuit, in thousands of bits.

LAN

“Local Area Network”. A private data communications network linking a variety of data services all located in the same geographic area, and which may include a dedicated file server or computer that provides a centralized source of shared files and programs.

Multiple Access

A methodology (e.g., FDMA, TDMA, CDMA, OFDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot, or code) is automatically assigned when a subscriber requires it.

Narrowband

A communications channel capable of handling voice, fax, slow-scan, video images and data transmissions; usually less than 64 kpbs.

OFDMA/OFDM

“Orthogonal Frequency Division Multiple Access/Orthogonal Frequency Division Multiplexing.” A next generation high-speed wireless data technology and modulation technique that breaks one high-speed data signal into tens or thousands of lower-speed signals. OFDMA/OFDM creates a system that allows for wide-area, multipoint coverage, is bandwidth efficient and is highly tolerant of noise and multipath.

PDC

“Personal Digital Cellular.” The standard developed in Japan for TDMA digital cellular mobile radio communications systems.

PHS

“Personal Handyphone System.” A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan and is commonly known as PAS in China.

Smart Antenna

Antennas utilizing multiple antenna elements with signal processing capabilities which enhance desired or reduce undesired transmissions to or from wireless products.

Standards

Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies.

TDMA

“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

Terminal

Equipment at the end of a communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, personal digital assistants, computer laptops and telephones.

3G

“Third Generation.” A generic term usually used in reference to the next generation digital mobile devices and network, which provide high speed data communications capability along with voice services.

TIA (USA)

“Telecommunications Industry Association.”

TIA/EIA-95

A 2G CDMA standard.

2G

“Second Generation.” A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets which provide basic voice services.

2.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services compared to 2G and enhanced Internet access.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

Wireless LAN (WLAN)

“Wireless Local Area Network.” A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,905	$20,877
Short-term investments	82,400	85,050
Accounts receivable	55,890	37,839
Prepaid and other current assets	6,876	8,628

Total current assets	186,071	152,394

PROPERTY AND EQUIPMENT, NET	10,841	12,137
PATENTS, NET	35,708	32,246
OTHER NON-CURRENT ASSETS	11,874	8,388

	58,423	52,771

TOTAL ASSETS	$244,494	$205,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$179	$193
Accounts payable	4,135	6,435
Accrued compensation and related expenses	7,177	7,569
Deferred revenue	26,814	22,381
Foreign and domestic taxes payable	854	1,259
Other accrued expenses	6,799	2,232

Total current liabilities	45,958	40,069
LONG-TERM DEBT	1,691	1,777
LONG-TERM DEFERRED REVENUE	78,952	64,214
OTHER LONG-TERM LIABILITIES	1,620	1,620

TOTAL LIABILITIES	128,221	107,680

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized—$2.50 Cumulative Convertible Preferred Stock, 53 shares issued and outstanding, liquidation value of $1,319	5	5
Common Stock, $.01 par value, 100,000 shares authorized, 59,217 and 58,202 shares issued and 55,711 and 54,989 shares outstanding	592	585
Additional paid-in capital	323,143	305,262
Accumulated deficit	(157,957)	(164,613)
Accumulated other comprehensive loss	(609)	(270)
Unearned compensation	(6,109)	(722)

	159,065	140,247
Treasury stock, 3,506 and 3,500 shares of common held at cost	42,792	42,762

Total shareholders’ equity	116,273	97,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,494	$205,165

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
REVENUES	$29,379	$25,777	$62,395	$63,101

OPERATING EXPENSES:
Sales and marketing	1,396	933	3,010	2,143
General & administrative	5,430	4,621	10,820	8,738
Patents administration and licensing	6,930	3,936	11,930	7,075
Development	12,828	11,413	25,742	22,801
Repositioning	604	—	604	—

	27,188	20,903	52,106	40,757

Income from operations	2,191	4,874	10,289	22,344

OTHER INCOME (EXPENSE):
Other income	—	—	—	10,580
Interest and net investment income	315	534	810	1,009
Interest expense	(53)	(60)	(120)	(116)

Income before income taxes	2,453	5,348	10,979	33,817

INCOME TAX PROVISION	(1,565)	(2,190)	(4,257)	(3,932)

Net income	888	3,158	6,722	29,885

PREFERRED STOCK DIVIDENDS	(32)	(33)	(66)	(67)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$856	$3,125	$6,656	$29,818

NET INCOME PER COMMON SHARE—BASIC	$0.02	$0.06	$0.12	$0.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	55,596	55,895	55,371	55,253

NET INCOME PER COMMON SHARE—DILUTED	$0.01	$0.05	$0.11	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	59,112	61,293	59,419	60,239

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before Preferred Stock dividends	$6,722	$29,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,848	4,737
Deferred revenue recognized	(30,613)	(28,372)
Increase in deferred revenue	49,784	54,488
Tax benefit from stock options	1,156	—
Non-cash compensation	2,241	906
Increase in deferred charges	(3,962)	(837)
Other	(81)	(120)
(Increase) decrease in assets:
Receivables	(18,051)	(30,973)
Other current assets	2,309	2,559
(Decrease) increase in liabilities:
Accounts payable	(2,300)	(1,851)
Accrued compensation	(392)	(719)
Other accrued expenses	4,162	1,148

Net cash provided by operating activities	15,823	30,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(76,436)	(74,993)
Sales of short-term investments	78,747	52,520
Purchases of property and equipment	(1,488)	(1,389)
Patent costs	(5,526)	(3,380)
Increase in notes receivable	—	(1,250)

Net cash used by investing activities	(4,703)	(28,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	9,075	15,889
Payments on long-term debt, including capital lease obligations	(100)	(93)
Dividends on Preferred Stock	(37)	(42)
Repurchase of Common Stock	(30)	—

Net cash provided by financing activities	8,908	15,754

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,028	18,113

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,877	22,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,905	$40,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted Common Stock and restricted stock units	$7,628	$389

Interest paid	$82	$95

Income taxes paid, including foreign withholding taxes	$3,495	$4,335

Non-cash dividends on Preferred Stock	$29	$25

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(UNAUDITED)

1.     BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (SEC) on March 15, 2004, as amended (Form 10-K). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income applicable to common shareholders—as reported	$856	$3,125	$6,656	$29,818
Add: Stock-based employee compensation expense included in reported net income	1,594	271	2,241	906
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(3,299)	(3,674)	(7,921)	(6,686)

Net (loss) income applicable to common shareholders – pro forma	$(849)	$(278)	$976	$24,038
Net income per share – as reported – basic	0.02	0.06	0.12	0.54
Net income per share – as reported – diluted	0.01	0.05	0.11	0.49
Net loss per share – pro forma – basic	(0.02)	0.00	0.02	0.44
Net loss per share – pro forma – diluted	(0.02)	0.00	0.02	0.40

a)	No tax benefit has been recognized for the stock-based employee compensation expense since the Company is in a net operating loss (NOL) credit carryforward position and the realization of such benefit cannot be assured.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected option life (in years)	4.76	4.50	4.76	4.50
Risk-free interest rate	3.73%	2.55%	3.37%	2.70%
Volatility	103%	107%	103%	107%
Dividend yield	—	—	—	—
Weighted average fair value	$14.73	$20.80	$20.12	$19.09

Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete. There were no such instruments issued in any period presented.

During first quarter 2004, 6,000 shares of the Company’s restricted Common Stock were returned to treasury upon their surrender and cancellation.

2.    SIGNIFICANT EVENTS:

SANYO

In second quarter 2004, we entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with SANYO Electric Co., Ltd (SANYO) covering terminal units and infrastructure compliant with all 2G and 3G standards. This new patent license agreement updated and expanded a 1998 agreement between SANYO and one of our wholly-owned subsidiaries, InterDigital Technology Corporation (ITC), covering products compliant with TDMA-based standards. Under the new patent license agreement, SANYO paid us an upfront amount of $27.0 million in early third quarter 2004. We applied $750,000 of the upfront amount toward the satisfaction of royalties previously recognized as revenue in first quarter 2004 under the original 1998 patent license agreement. For sales of 2G and 3G products (excluding cdma2000 in Japan, the United States and the People’s Republic of China and single mode PHS/PDC worldwide), we will recognize revenue based on SANYO’s reported sales of such products. SANYO may apply its royalty obligation for such products against a $5.0 million credit provided to SANYO under the patent license agreement, until such credit is exhausted. Upon exhaustion, SANYO is required to pay royalties on a current basis. Due to the inherent difficulty in establishing reliable and objectively determinable evidence of fair value of the remaining portions of the patent license agreement covering sales of cdma2000 in Japan, the United States and the People’s Republic of China, as well as worldwide sales of single mode PHS/PDC, and consistent with our revenue recognition policy, we will amortize evenly the remaining portion ($21.3 million) of the upfront payment from second quarter 2004 through fourth quarter 2008, the effective term of the patent license agreement for such products.

We and SANYO have agreed on a process for negotiating additional payments covering cdma2000 sales in Japan after the expiration of the prepaid period and for sales in the People’s Republic of China and the United States in excess of an allotted number of prepaid units.

Nokia and Samsung Arbitrations

We believe that the patent license agreements we entered into in 2003 with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under their existing patent license agreements. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both Nokia and Samsung are obligated to pay royalties on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) patent license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently engaged in separate arbitration proceedings regarding these disputes as more fully discussed in Note 5.

We have not recorded revenue associated with the Nokia and Samsung patent license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

Acquisition

In July 2003, we entered into an Asset Purchase Agreement with Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc. (Windshift), pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the-art laboratory facilities related to cdma2000, smart antenna, WLAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000 patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners, and to eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift. We have not incurred any royalty obligation for the six months ended June 30, 2004. In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

We accounted for this asset acquisition under Statement of Financial Accounting Standards (FAS) 141 “Business Combinations.” In connection with our acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we have included in our results of operations the results of the Melbourne, Florida design center, amortization of the acquired patents, and depreciation of the acquired fixed assets.

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Pro forma revenue	$25,777	$63,101
Pro forma net income	$2,055	$26,892
Diluted net income per share, as reported	$0.05	$0.49
Diluted net income per share, pro forma	$0.03	$0.45

3.    INCOME TAXES:

At December 31, 2003, the Company had federal NOL credit carryforwards of approximately $123 million, which will expire, if unused, in the years 2005 through 2021. Of this total, approximately $96 million is associated with the exercise of non-qualified stock options included in the NOL credit carryforward. However, any benefit from these NOL credit carryforwards has been deferred because the Company is in a cumulative NOL position.

Under the Internal Revenue Code (IRC) Section 382, the utilization of a corporation’s NOL credit carryforward is limited following a change in ownership (as defined by the IRC) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s NOL credit carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL credit carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $26 million of the Company’s NOL credit carryforwards were limited as of December 31, 2003. If the Company experiences an additional more-than-50% cumulative ownership change, the full amount of the NOL credit carryforwards may become subject to annual limitation under Section 382. There can be no assurance that the Company will realize the benefit of any NOL credit carryforward.

The value of our deferred tax assets at December 31, 2003, including a net deferred tax asset of $42.1 million relating to our NOL credit carryforwards, was $81.3 million. At December 31, 2003, we have provided a full valuation allowance on all deferred tax assets. Our assessment did not take into consideration the potential realization of any gain contingencies and it is possible that the full valuation allowance, or a portion of it, could be reversed in second half 2004. The net value of benefits associated with the exercise of non-qualified stock options will be credited to additional paid-in capital in the year in which the benefits are realized.

The income tax provision in first half 2004 consisted of approximately $3.1 million withholding taxes associated with patent licensing royalties, principally from Japan, and also an accrual for income taxes based on an estimated effective tax rate for 2004 of 11%. Due to our NOL credit carryforwards we do not have a cash obligation associated with our federal income taxes, however approximately $3.4 million of the related NOL credit carryforwards that were utilized resulted from stock option exercises. The utilization of these credits has been recorded in additional paid-in capital. The income tax provision in second half 2003 of $3.9 million was principally composed of foreign withholding taxes.

4.     INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share—basic: Income available to Common Shareholders	$856	55,596	$0.02	$3,125	55,895	$0.06
Effect of dilutive options, warrants and restricted stock units	—	3,339	(0.01)	—	5,398	(0.01)

Income per share—diluted: Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$856	58,935	$0.01	$3,125	61,293	$0.05

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share—basic: Income available to Common Shareholders	$6,656	55,371	$0.12	$29,818	55,253	$0.54
Effect of dilutive options, warrants and restricted stock units	—	3,914	(0.01)	—	4,986	(0.05)

Income per share—diluted: Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$6,656	59,285	$0.11	$29,818	60,239	$0.49

For the three and six months ended June 30, 2004, options and warrants to purchase approximately 1.9 million and 1.3 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market price of our Common Stock during the periods and, therefore, their effect would have been anti-dilutive.

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

5.    LEGAL PROCEEDINGS:

Nokia

As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, as amended (Form 10-K), Form 10-Q for the quarter ended March 31, 2004 (March 31, 2004 Form 10-Q), and Form 8-K dated June 10, 2004, in July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under its existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s and the Company’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking, among other things, a determination that their obligation under the existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged and a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages.

In addition, Nokia sought to have reinstated certain reports, recommendations, and orders previously vacated by the United States District Court for the Northern District of Texas (Texas District Court). On June 8, 2004, the Texas District Court reinstated certain reports, recommendations, and orders (which remain under seal) relating to, among other things, claim construction and non-infringement of certain ITC patents by certain Ericsson products. We have appealed the Texas District Court’s decision. The Texas District Court’s June 8, 2004 order does not have any effect on the March 2003 resolution of the litigation with Ericsson or the patent license agreements signed by Ericsson and Sony Ericsson in March 2003.

Nokia also maintains that the validity and infringement of the patents are factors the arbitration panel should consider in determining Nokia’s royalty obligations under the patent license agreement. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and we continue to vigorously contest Nokia’s position.

The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing and, absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter.

Samsung

As previously reported in the Company’s Form 10-K, March 31, 2004 Form 10-Q and June 29, 2004 Form 8-K, in 2002 during an arbitration proceeding, Samsung elected under its 1996 patent license agreement (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products, be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. Similar to Nokia, the Company believes that Samsung’s royalty obligation for sales commencing January 1, 2002 have been defined by the Ericsson and Sony Ericsson patent license agreements. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by the license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. We have counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We are also seeking a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to our answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The parties are in the discovery phase of the arbitration at this time. A hearing date of February 2005 has been scheduled by the arbitration panel. The tentative hearing date is subject to timing of events in the arbitration involving the Company, ITC and Nokia (as referenced in the Form 10-K) and unexpected delays in the arbitration schedules.

Lucent

As previously reported in the Company’s Form 10-K and March 31, 2004 Form 10-Q, in March 2004 Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the complaint denying any infringement, seeking both a declaration that the patents are invalid and a dismissal of the complaint, and requesting attorneys’ fees and costs.

Federal

As previously reported in the Company’s Form 10-K and March 31, 2004 Form 10-Q, in November 2003 Federal Insurance Company (Federal), the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in the United States District Court for the Eastern District of Pennsylvania (Pennsylvania District Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Pennsylvania District Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. The Pennsylvania District Court has held a hearing on Federal’s requests, and a decision on such requests is pending. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time-to-time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

6.     REPOSITIONING CHARGE:

In second quarter 2004, we reduced our headcount by 25 employees as part of a plan to strategically reposition the Company. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning. The charge was primarily comprised of severance and other cash benefits associated with the workforce reduction. However, we may adjust this charge due to changes in the anticipated timing and extent of administrative and other activities associated with the repositioning. Currently, these activities are expected to be completed by the end of the year.

	Severance and Related Costs	Other	Total

Expected total repositioning charge	$572	$96	$668

Repositioning charge recorded during second quarter 2004	572	32	604

Accrued repositioning liability at June 30, 2004	97	7	104

7.    STOCK REPURCHASE AND REDEMPTION:

During second quarter 2004, our Board of Directors approved the repurchase of up to one million shares of our outstanding Common Stock (Repurchase Program). Under the Repurchase Program we may repurchase the shares from time-to-time through open-market purchases or prearranged plans. We began to repurchase shares of our Common Stock early in third quarter 2004. As of the date of this filing, we have repurchased approximately 500,000 shares of our Common Stock at a total cost of approximately $9.2 million.

During second quarter 2004, our Board of Directors approved the redemption of all shares outstanding of our $2.50 Cumulative Convertible Preferred Stock (Preferred Stock). We issued a redemption notice for 52,762 shares of Preferred Stock outstanding as of June 15, 2004. The holders of the Preferred Stock were entitled to convert their Preferred Stock at any time prior to the July 19, 2004 redemption date at a conversion rate of 2.08 shares of our Common Stock for each share of Preferred Stock. Between the date of our redemption notice and the redemption date, 50,738 shares of Preferred Stock were converted. In early third quarter 2004, we paid approximately $51,000 to fulfill our redemption obligation for the remaining 2,024 Preferred Shares.

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

In second quarter 2004, we entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with SANYO Electric Co., Ltd (SANYO), covering terminal units and infrastructure compliant with all 2G and 3G standards. This new patent license agreement updated and expanded a 1998 agreement between SANYO and our wholly-owned subsidiary, InterDigital Technology Corporation (ITC), covering products compliant with TDMA-based standards. Under the new agreement, SANYO paid us an upfront amount of $27.0 million in early third quarter 2004. We applied $750,000 of the upfront amount toward the satisfaction of royalties previously recognized as revenue in first quarter 2004 under the original 1998 patent license agreement. For sales of 2G and 3G products (excluding cdma2000 in Japan, the United States and the People’s Republic of China and single mode PHS/PDC worldwide), we will recognize revenue based on SANYO’s reported sales of such products. SANYO may apply its royalty obligation for such products against a $5.0 million credit provided to SANYO under the patent license agreement, until such credit is exhausted. Upon exhaustion, SANYO is required to pay royalties on a current basis. Due to the inherent difficulty in establishing reliable and objectively determinable evidence of fair value of the remaining portions of the patent license agreement covering sales of cdma2000 in Japan, the United States and the People’s Republic of China, as well as worldwide sales of single mode PHS/PDC, and consistent with our revenue recognition policy, we will amortize evenly the remaining portion ($21.3 million) of the upfront payment from second quarter 2004 through fourth quarter 2008, the effective term of the patent license agreement for such products.

We and SANYO have agreed on a process for negotiating additional payments covering cdma2000 sales in Japan after the expiration of the prepaid period and for sales in the People’s Republic of China and the United States in excess of an allotted number of prepaid units.

In second quarter 2004, we made refinements to our strategy aimed at both increasing our focus on developing technology solutions that have strong IPR generation potential and creating product options aligned with market and customer needs. Specifically, we more clearly defined our focus on developing IPR-rich technologies that have high potential to enable broad, sustained patent licensing and to create product opportunities where there is clear customer demand. As a result of the refinements to our strategy, we repositioned our internal development resources and reduced our headcount by 25 employees. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning and expect related, annualized pre-tax cost savings of approximately $3.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no material changes in our existing accounting policies or estimates from the disclosure included in our Form 10-K.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $15.8 million in the six month period ended June 30, 2004 (first half 2004) compared to $30.9 million in the six month period ended June 30, 2003 (first half 2003). The positive operating cash flow in first half 2004 arose principally from net receipts of approximately $60.3 million from patent licensing agreements. This included approximately $14.5 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective 2003 patent license agreements, $16.5 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, $10.0 million from Sharp Corporation (Sharp) related to our 3G patent license agreement, and $7.7 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $45.0 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) and changes in working capital during first half 2004. The positive operating cash flow in first half 2003 arose principally from net receipts of approximately $68.0 million from patent license agreements. This included approximately $29.0 million from Ericsson and Sony Ericsson under their respective 2003 patent license agreements, $26.4 million from NEC associated with our 2G and 3G patent license agreements and 12.6 million from Sharp and other licensees related to previously recorded receivables under their respective patent license agreements. These receipts were partially offset by cash operating expenses of $35.1 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) and changes in working capital during first half 2003.

Net cash used for investing activities in first half 2004 was $4.7 million compared to $28.5 million in first half 2003. We sold $2.3 million of short-term marketable securities, net of purchases, in first half 2004 compared to net purchases of $22.5 million in first half 2003. The decrease resulted from less cash provided by operating activities in first half 2004. We increased our investment in hardware and software slightly during first half 2004 to $1.5 million compared to $1.4 million in first half 2003. Our investment costs associated with patent filings increased $2.1 million to $5.5 million in first half 2004 compared to first half 2003, reflecting higher 3G patenting activity levels during the period.

Net cash provided by financing activities in first half 2004 was $8.9 million compared to $15.8 million in first half 2003. This decrease resulted from lower proceeds related to option and warrant exercises and the Company’s employee stock purchase plan.

As of June 30, 2004, we had $123.3 million of cash, cash equivalents and short-term investments, compared to $105.9 million as of December 31, 2003. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue, increased to $43.8 million at June 30, 2004 from $29.0 million at December 31, 2003 due primarily to the establishment of a $27.0 million account receivable from SANYO, related to our second quarter 2004 patent license agreement. This amount was offset by collections on other licensees’ accounts.

During second quarter 2004, our Board of Directors approved the repurchase of up to one million shares of our outstanding Common Stock (Repurchase Program). Under the Repurchase Program we may repurchase the shares from time-to-time through open-market purchases or prearranged plans. We began to repurchase shares of our Common Stock early in third quarter 2004. As of the date of this filing, we have repurchased approximately 500,000 shares of our Common Stock at a total cost of approximately $9.2 million. We are capable of supporting our Repurchase Program, as well as operating requirements for the near future, through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. At present, we do not anticipate the need to seek any additional financing through either bank facilities or the sale of debt or equity securities. We do not expect that any resolution of our dispute with Federal (as discussed in our Form 10-K) will prevent us from supporting our operating requirements for the near future.

As of December 31, 2003, we had net operating loss (NOL) credit carryforwards of approximately $123 million. We have a full valuation allowance against the related deferred tax asset. Our obligation to pay foreign source withholding taxes to Japan on the collection of Japanese sourced royalties has ceased effective July 1, 2004. We will continue to amortize foreign source withholding tax expense related to prepayments collected or due prior to July 1, 2004. We will continue to pay local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these NOL credit carryforwards are fully utilized.

RESULTS OF OPERATIONS

Second Quarter 2004 Compared to Second Quarter 2003

Revenues

Revenues in second quarter 2004 increased $3.6 million to $29.4 million from $25.8 million in second quarter 2003. Royalties from NEC (36%), Sharp (30%) and Sony Ericsson (15%) collectively contributed 81% of our revenue in second quarter 2004. Recurring patent license royalty revenues in second quarter 2004 of $29.1 million increased $3.5 million or 14% from second quarter 2003. The increase in recurring patent license royalty revenue was primarily driven by growth in royalties from Sony Ericsson, Sharp and NEC of $1.3 million, $0.5 million, and $0.5 million, respectively.

Operating Expenses

Operating expenses increased 30% to $27.2 million (including a $0.6 million repositioning charge) in second quarter 2004 from

$20.9 million in second quarter 2003. Our operating expenses continue to reflect our strong commitment to investing in the development of IPR-rich technologies that have high potential to enable broad, sustained patent licensing and to create product opportunities. The $6.3 million increase in operating expenses is primarily due to increases in personnel costs ($3.8 million), legal fees ($2.2 million), insurance premiums ($0.3 million) and patent amortization ($0.3 million). Personnel costs include salaries, benefits and other personnel related expenses such as training and severance. Approximately 77% of the increase in personnel costs is attributable to company-wide compensation initiatives instituted in first half 2004. Our company-wide compensation initiatives include the second quarter 2004 adoption of a long term incentive program applicable to a broad group of managers. The program includes a cash incentive award tied to long-term company performance goals and a grant of restricted stock units. Under the program we will substantially reduce the use of stock option grants as an equity incentive for these employees. We issued approximately 370,000 restricted stock units under the program in second quarter 2004 with a value of approximately $6.5 million on the date of the grant. We recognized approximately $0.9 million and $1.4 million of compensation expense related to our accrual for the cash-based incentive and amortization of the restricted stock units, respectively, during second quarter 2004. The addition of our Melbourne, Florida design center contributed 10% of the increase in personnel costs. The remaining increase in personnel costs is due primarily to severance costs associated with the second quarter repositioning, offset in part by related savings.

Development expenses in second quarter 2004 increased 12% to $12.8 million from $11.4 million in second quarter 2003 due primarily to a $2.0 million increase in salaries and benefits offset in part by approximately equal decreases in research and development materials and contract services.

Sales and marketing expenses of $1.4 million in second quarter 2004 increased 50% from $0.9 million in second quarter 2003 mainly due to increased personnel costs.

General and administrative expenses in second quarter 2004 increased 18% to $5.4 million from $4.6 million in second quarter 2003. The increase was related to a $0.5 million increase in personnel costs and a $0.3 million increase in insurance premiums.

Patents administration and licensing expenses increased 76% to $6.9 million in second quarter 2004 from $3.9 million in second quarter 2003 primarily the result of increases in patent enforcement costs of approximately $2.1 million and patent amortization of approximately $0.3 million. The increase in patent enforcement costs is directly attributable to our respective arbitrations and litigation with Nokia, Samsung and Lucent Technologies, Inc. (Lucent). The increase in patent amortization resulted from additional patents and related patent prosecution costs.

Other Income, Interest and Net Investment Income and Interest Expense

Interest and net investment income of $0.3 million in second quarter 2004 decreased $0.2 million from second quarter 2003 due to the timing of sales or maturities of available for sale securities with unrealized gains or losses.

Income Taxes

We do not expect to have any U.S. cash tax obligations other than alternative minimum tax until our U.S. NOL credit carryforwards are fully utilized or have expired. The income tax provision of $1.6 million in second quarter 2004 consisted of approximately $0.5 million of foreign source withholding taxes associated with patent license royalties, principally from Japan, and an accrual for income taxes based on an estimated effective tax rate for 2004. Our estimated effective tax rate is driven by our expected utilization of a portion of our NOL credit carryforwards that resulted from stock option exercises. The utilization of these credits will offset any cash obligation we may have had, however because these credits are recorded in additional paid-in capital, they do not offset the related book expense. The income tax provision in second quarter 2003 of $2.1 million was principally composed of foreign source withholding taxes.

First Half 2004 Compared to First Half 2003

Revenues

Revenues in first half 2004 decreased $0.7 million to $62.4 million from $63.1 million in first half 2003. The decrease was due to the one-time recognition of $20.3 million of revenue from Sony Ericsson in first half 2003 related to the pre-2003 sales of Sony Ericsson terminal units, essentially offset by substantial increases in recurring patent license royalties. Royalties from NEC (43%), Sharp (26%) and Sony Ericsson (14%) collectively contributed 83% of our revenue in first half 2004. Recurring patent license royalty revenues in first half 2004 of $61.5 million increased $18.9 million or 44% from first half 2003. The increase in recurring patent license royalty revenue was primarily driven by growth in royalties from NEC, Sony Ericsson and Sharp of $11.9 million, $2.6 million, and $2.4 million, respectively.

Operating Expenses

Operating expenses of $52.1 million in first half 2004 increased 28% from $40.8 million in first half 2003. Our operating expenses continue to reflect our strong commitment to investing in the development of IPR-rich technologies that have high potential to enable broad, sustained patent licensing and to create product opportunities. The $11.3 million increase in operating expenses is primarily due to increases in personnel costs ($6.5 million), legal fees ($3.2 million), insurance premiums ($0.7 million) and patent amortization ($0.6 million). Approximately 53% of the increase in personnel costs is due to company-wide compensation initiatives instituted in first half 2004 with 13% of the increase in personnel costs attributable to the addition of our Melbourne, Florida design center. The remaining increase in personnel costs is due to severance associated with our second quarter repositioning, expanded training and development programs, and the amortization, in first half 2003, of an accrued loss from a development agreement.

Development expenses in first half 2004 increased 13% to $25.7 million from $22.8 million in first half 2003 due primarily to a $3.4 million increase in salaries and benefits, partially offset by decreases in contract services.

Sales and marketing expenses of $3.0 million in first half of 2004 increased 40% from $2.1 million in first half 2003 mainly due to increased personnel and travel costs.

General and administrative expenses in first half 2004 increased 24% to $10.8 million from $8.7 million in first half 2003. The increase was related to a $1.1 million increase in personnel costs and a $0.7 million increase in insurance premiums.

Patents administration and licensing expenses increased 69% to $11.9 million in first half 2004 from $7.1 million in first half 2003 primarily the result of a $3.3 million increase in patent enforcement costs, a $0.6 million increase in patent amortization and increases in personnel cost of $0.4 million. The increase in patent enforcement costs relates to our respective arbitrations and litigation with Nokia, Samsung and Lucent. The increase in patent amortization resulted from additional patents and related patent prosecution costs.

Other Income, Interest and Net Investment Income and Interest Expense

Interest and net investment income of $0.8 million in first half 2004 decreased $0.2 million from first half 2003 due to the timing of sales or maturities of available for sale securities with unrealized gains or losses. We recognized $10.6 million as other income in first half 2003 related to the settlement of our litigation with Ericsson.

Income Taxes

We do not expect to have any U.S. cash tax obligations other than alternative minimum tax until our U.S. NOL credit carryforwards are fully utilized or have expired. The income tax provision of $4.3 million in first half 2004 consisted of approximately $3.1 million of foreign source withholding taxes associated with patent license royalties, principally from Japan, and an accrual for income taxes based on an estimated effective tax rate for 2004. Our estimated effective tax rate is driven by our expected utilization of a portion of our NOL credit carryforwards that resulted from stock option exercises. The utilization of these credits will offset any cash obligation we may have had, however because these credits are recorded in additional paid-in capital, they do not offset the related book expense. The income tax provision in second quarter 2003 of $2.1 million was principally composed of foreign source withholding taxes.

Expected Trends

Assuming a continued positive balance of royalty contributions from our existing licensees, we expect recurring patent licensing royalties from such licensees to be in the range of $27 million to $30 million per quarter over the remainder of 2004. We are also optimistic that we can conclude additional patent license agreements during 2004, which should be accretive. We continue to manage our ongoing operating expenses generally in line with our expectations and continue to make planned substantial investment in new technologies to strongly position InterDigital for the future. Also, we expect that the costs associated with the Nokia and Samsung arbitrations will continue to escalate in second half 2004 due to increased activity levels as we approach the evidentiary hearings scheduled for early 2005. Given these factors, we now expect that third quarter operating expenses will increase 6%-9% over second quarter 2004 levels (excluding repositioning charges), with fourth quarter levels equal to or slightly higher than those in the third quarter.

In addition, although we do not expect to have any U.S. cash tax obligations other than alternative minimum tax until our U.S. NOL credit carryforwards are fully utilized or have expired, our provision for income taxes may vary significantly from period-to-period. The expected variability is due to the character of our NOL credit carryforwards (the majority of which result from deductions related to the exercise of employee stock options) and recent changes in U.S./Japan source withholding tax treaties that became effective July 1, 2004. Throughout the remainder of 2004, we will continue to evaluate the need for a full valuation allowance against our deferred tax assets. In the event that we determine the valuation allowance is no longer needed, we will record the estimated realizable value of the deferred tax asset and begin providing for income taxes at a rate more consistent with our overall combined federal and state effective rates. Our provision will also include the amortization of prior foreign source withholding tax payments.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to (i) recurring royalties from existing licensees and cash flow in 2004; (ii) our business, our ability to enter into additional patent licenses in 2004, and our ability to create future product opportunities; (iii) our strategy; (iv) the effect of our organizational repositioning; (v) operating expenses for the remainder of 2004 and the impact of both our long-term compensation program and the increasing arbitration and litigation activities on our expenses for the remainder of 2004; (vi) the impact of any resolution of our dispute with Federal on our ability to meet our operating requirements; (vii) our lack of need to seek additional financing; (viii) our AMT and federal income tax obligations and the effect of changes in foreign source withholding tax treaties; (ix) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their respective patent license agreements with us; (x) the timing of the Nokia and Samsung arbitrations and Lucent litigation; and (xi) our stock repurchase program. Words such as “may,” “future,” “anticipate,” expect,” “believe,” “will,” “continue to,” “assuming,” “ongoing,” “optimistic” or similar expressions are intended to identify such forward-looking statements.

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

Our recurring royalties and cash flow are dependent on (i) the market share and performance of our primary licensees in selling their products; (ii) the economy and sales trends in the wireless market; (iii) whether we are able to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due or pre-payments against future royalties; (v) our ability to successfully prosecute, enforce and protect our patents and other intellectual property rights; and (vi) unanticipated changes in the schedule or costs associated with the Nokia and Samsung arbitrations and Lucent litigation. In addition, our cash flow may be affected by a delay in the anticipated receipt of payments from our licensees, including payments from Ericsson, Sony Ericsson, Sharp, and NEC, or a failure by any licensee to realize our and market projections for sales of covered products.

Our strategy may be impacted by the foregoing factors as well as (i) difficulties or delays in our strategic initiatives; (ii) our ability to successfully develop market relevant technology and patent our technologies; (iii) changes in technology preferences of strategic partners or consumers or changes in consumer demand; (iv) the availability or development of substitute or competitive technologies; (v) our ability to leverage product opportunities as well as leverage our existing and enter into additional strategic relationships; and (vi) the repositioning of our internal technology development resources.

Additionally, Nokia’s and Samsung’s royalty obligations may be affected by (i) resolution of the Nokia and Samsung arbitrations as to the applicability of the terms of the Ericsson and Sony Ericsson licensing agreements to the royalty obligations of Nokia and Samsung under their respective license agreements; (ii) the actual processes, decisions, and results from the respective Nokia and Samsung arbitrations and Lucent litigation; and (iii) any future legal proceedings that could adversely affect the royalty obligations or payments under Nokia’s and Samsung’s respective patent license agreements.

Our expectations regarding repositioning charges are dependent upon (i) the timing and expense of administrative activities required by the repositioning; (ii) the projected annualized pre-tax cost savings associated with the repositioning; (iii) unanticipated demand for our engineering services; and (iv) our inability to hire and/or retain personnel necessary to conduct our technology development programs.

Our expectations as to operating expenses and requirements are based on (i) our level of continued self funding (which in turn may be affected by our ability to enter into or expand strategic relationships); (ii) current opportunities for future development and product options; (iii) our ability to continually improve operational efficiencies and effectiveness on an organizational level. Our operating expenses could be affected by unanticipated development costs and technical, financial or other difficulties or delays related to the development of our technologies and products. In addition, an unexpected resolution or change in timing of the legal proceeding with Federal could impact our current expectations as to the outcome as well as our operating expenses. Further, our failure to generate sufficient cash flows over the long-term, based on the factors listed above and those set forth in our Form 10-K could adversely impact operating requirements and our current lack of need to seek additional financing.

Our expectations as to our various tax obligations may be affected by unanticipated changes in foreign source withholding tax treaties, accounting treatment or payment of federal income tax. Our expectations as to our income tax expense may be affected by the above factors as well as our potential utilization of deferred tax assets and management’s ongoing assessment of the valuation of such deferred tax assets.

While the Company believes that the Ericsson and Sony Ericsson license agreements establish the financial terms necessary to define the royalty obligations of Nokia and Samsung under their respective patent license agreements, any dispute (including arbitration), and the length and resolution of any dispute relating thereto, and with regard to the Lucent litigation, could affect the timing and amount of anticipated cash and revenue related to any applicable patent license agreements.

Our Repurchase Program may be affected by the potential acquisition price of our stock, our cash requirements, and other market and economic factors relating to the Repurchase Program.

Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative market risk from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Nokia

As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, as amended (Form 10-K), Form 10-Q for the quarter ended March 31, 2004 (March 31, 2004 Form 10-Q), and Form 8-K dated June 10, 2004, in July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under its existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s and the Company’s claim that the patent license agreements ITC signed with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products commencing January 1, 2002. Nokia is seeking, among other things, a determination that their obligation under the existing patent license agreement is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged and a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the panel until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the panel cannot award money damages.

In addition, Nokia sought to have reinstated certain reports, recommendations, and orders previously vacated by the United States District Court for the Northern District of Texas (Texas District Court). On June 8, 2004, the Texas District Court reinstated certain reports, recommendations, and orders (which remain under seal) relating to, among other things, claim construction and non-infringement of certain ITC patents by certain Ericsson products. We have appealed the Texas District Court’s decision. The Texas District Court’s June 8, 2004 order does not have any effect on the March 2003 resolution of the litigation with Ericsson or the patent license agreements signed by Ericsson and Sony Ericsson in March 2003.

Nokia also maintains that the validity and infringement of the patents are factors the arbitration panel should consider in determining Nokia’s royalty obligations under the patent license agreement. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and we continue to vigorously contest Nokia’s position.

The arbitration panel has informed the parties that January 2005 is the month during which the panel will conduct the arbitration evidentiary hearing and, absent a resolution of this matter or unexpected changes in the arbitration schedule approved by the arbitration panel, we expect a decision to be rendered thereafter.

Samsung

As previously reported in the Company’s Form 10-K, March 31, 2004, Form 10-Q and June 29, 2004 Form 8-K, in 2002 during an arbitration proceeding, Samsung Electronics Co. Ltd. (Samsung) elected under its 1996 patent license agreement (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products, be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. Similar to Nokia, the Company believes that Samsung’s royalty obligation for sales commencing January 1, 2002 have been defined by the Ericsson and Sony Ericsson patent license agreements. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by the license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. We have counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We are also seeking a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to our answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The parties are in the discovery phase of the arbitration at this time. A hearing date of February 2005 has been scheduled by the arbitration panel. The tentative hearing date is subject to timing of events in the arbitration involving the Company, ITC and Nokia (as referenced in the Form 10-K) and unexpected delays in the arbitration schedules.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time-to-time to be, subject to challenges with respect to the validity of our patents and with respect to our patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities.

The following table provides information concerning the Company’s purchases of its Common Stock, $0.01 par value, during second quarter 2004:

Period	Total Number of Shares (or Units) Purchased	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-April 30, 2004	6,000(1)	$(1)	—	—
May 1-May 31, 2004	—	—	—	—
June 1-June 30, 2004	—	—	—	1,000,000(2)
Total	6,000(1)	$(1)	—	1,000,000(2)

(1) On April 8, 2004, the Company issued 6,000 restricted stock units to Robert S. Roath, a member of the Company’s Board of Directors, in exchange for Mr. Roath’s surrender and cancellation of 6,000 shares of the Company’s restricted Common Stock (restricted stock). The restricted stock was part of a previous grant awarded to Mr. Roath on November 8, 1999. Both the restricted stock units and restricted stock were awarded under the Company’s 1999 Restricted Stock Plan.

(2) During second quarter 2004, our Board of Directors approved the repurchase of up to one million shares of our outstanding Common Stock (Repurchase Program). Under the Repurchase Program we may repurchase the shares from time-to-time through open-market purchases or prearranged plans. We began to repurchase shares of our Common Stock early in third quarter 2004. As of the date of this filing, we have repurchased approximately 500,000 shares of our Common Stock of a total cost of approximately $9.2 million.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Shareholders (the Meeting) held on June 3, 2004, our Shareholders elected Messrs. Robert S. Roath, Robert W. Shaner and Alan P. Zabarsky as directors of the Company, and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2004. Our Shareholders elected Mr. Roath as a director by a vote of 47,764,774 shares in favor and 5,835,973 shares withheld. Our Shareholders elected Mr. Shaner as a director by a vote of 51,929,227 shares in favor and 1,671,520 shares withheld. Our Shareholders elected Mr. Zabarsky as a director by a vote of 50,736,831 shares in favor and 2,863,916 shares withheld. Messrs. D. Ridgely Bolgiano, Harry G. Campagna, Steven T. Clontz, Howard E. Goldberg and Edward B. Kamins also continue to serve their terms as directors. The vote ratifying the appointment of PricewaterhouseCoopers LLP was 50,809,869 shares in favor, 2,671,309 shares against, and 119,569 shares abstaining. There were no broker non-votes with respect to any matters voted on at this Meeting.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits

10.60	Indemnity Agreement dated March 15, 2004 by and between InterDigital and Edward B. Kamins [Pursuant to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto, between InterDigital and the following individuals were not filed: Robert W. Shaner and Alan P. Zabarsky].

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

(b)	The following is a list of Current Reports furnished or filed on Form 8-K during second quarter 2004:

(1)	We furnished a Current Report on Form 8-K dated June 29, 2004 under Item 5—Other Events and Required FD Disclosure, regarding the Company’s receipt of a provisional timetable for the evidentiary hearing in late February 2005 as set by the arbitration panel overseeing the ongoing arbitration proceeding between the Company, InterDigital Technology Corporation (ITC), the Company’s wholly-owned subsidiary, and Samsung Electronics Co. Ltd.

(2)	We furnished a Current Report on Form 8-K dated June 23, 2004 under Item 5—Other Events and Required FD Disclosure, to provide revenue recognition guidance in relation to the Company’s announcement and furnishing of a Form 8-K on June 3, 2004, in connection with a patent license agreement executed by and between the Company’s patent holding subsidiaries and SANYO Electric Co., Ltd.

(3)	We furnished a Current Report on Form 8-K dated June 14, 2004 under Item 5—Other Events and Required FD Disclosure, to announce that the Company’s Board of Directors approved the repurchase of up to one million shares of the Company’s outstanding Common Stock, and approved the redemption of all shares outstanding of the Company’s $2.50 Cumulative Convertible Preferred Stock.

(4)	We furnished a Current Report on Form 8-K dated June 10, 2004 under Item 5—Other Events and Required FD Disclosure, to report that in connection with the ongoing arbitration proceeding involving Nokia Corporation’s patent license agreement with the Company and ITC, on June 8, 2004, the United States District Court for the Northern District of Texas (Texas District Court) entered an order reinstating certain reports, recommendations, and orders (which remain under seal) previously vacated by the Texas District Court in the now-settled litigation of Ericsson, Inc. v. InterDigital and ITC.

(5)	We furnished a Current Report on Form 8-K dated June 3, 2004 under Item 5—Other Events and Required FD Disclosure, to announce that the Company’s patent holding subsidiaries entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with SANYO Electric Co., Ltd, covering terminal units and infrastructure compliant with all 2G and 3G standards.

(6)	We furnished a Current Report on Form 8-K dated May 18, 2004 under Item 9—Regulation FD Disclosure, in order to make available information to our investors and the investing public in response to a request for additional information made by Institutional Shareholder Services to the Company. The additional information pertained to fees for tax advice and preparation that the Company reported in its proxy statement for the 2004 Annual Meeting of Shareholders.

(7)	We filed a Current Report on Form 8-K dated May 10, 2004 under Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12—Results of Operations and Financial Condition, relating to the Company’s announcement of its results of operations and financial condition for the quarter ended March 31, 2004.

(8)	We filed a Current Report on Form 8-K dated April 30, 2004 under Item 5—Other Events and Required FD Disclosure, and Item 7—Financial Statements, Pro Forma Financial Information and Exhibits, relating to the Company’s announcement that it expected to report financial results for the first quarter 2004 which exceeded financial analysts’ expectations.

(9)	We furnished a Current Report on Form 8-K dated April 16, 2004 under Item 5—Other Events and Required FD Disclosure, to announce an internal corporate repositioning by the Company.

(10)	We furnished a Current Report on Form 8-K dated April 6, 2004 under Item 5—Other Events and Required FD Disclosure, relating to the Company’s Board of Directors’ approval of changes to the Company’s compensation program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: August 9, 2004	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg President and Chief Executive Officer

Date: August 9, 2004	/s/ R. J. FAGAN
Richard J. Fagan Chief Financial Officer