Form 10-Q
period 2004-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2004-11-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	55,011,416
Class	Outstanding at November 3, 2004

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

		PAGES
Part I – Financial Information:

Item 1.	Condensed Consolidated Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets—September 30, 2004 and December 31, 2003	1

	Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2004 and 2003	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information:

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Exhibit 10.61

Exhibit 10.62

Exhibit 10.63

Exhibit 10.64

Exhibit 10.65

Exhibit 10.66

Exhibit 10.67

Exhibit 10.68

Exhibit 10.69

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

InterDigital is a registered trademark of InterDigital Communications Corporation. All other trademarks, service marks, and/or trade names appearing in this Form 10-Q are the property of their respective owners.

GLOSSARY OF TERMS

Air Interface

The wireless interface between a terminal unit and the base station or between wireless devices in a communication system.

CDMA

“Code Division Multiple Access.” A method of digital spread spectrum technology wireless transmission that allows a large number of users to share access to a single radio channel by assigning unique code sequences to each user.

cdma2000®

A standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne) and which, as amended, includes without limitation CDMA2000 1X, CDMA 1X EV-DO, CDMA-2000 1X_EV-DV and CDMA2000 3X. Although CDMA2000 1X is included under the IMT-2000 family of 3G standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are registered trademarks of the TIA (USA).

i

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

802.11

A family of WLAN standards developed by the IEEE which specifies the communication channel and access to such channel for wireless, high-speed, broadband access and IP-based communication (e.g., browsing, Voice Over IP, etc.).

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

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,249	$20,877
Short-term investments	100,673	85,050
Accounts receivable	6,603	37,839
Deferred tax assets	3,510	—
Prepaid and other current assets	6,168	8,628

Total current assets	161,203	152,394

PROPERTY AND EQUIPMENT, NET	10,711	12,137
PATENTS, NET	37,854	32,246
DEFERRED TAX ASSETS	23,343	—
OTHER ASSETS	12,050	8,388

	83,958	52,771

TOTAL ASSETS	$245,161	$205,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$172	$193
Accounts payable	5,890	6,435
Accrued compensation and related expenses	9,051	7,569
Deferred revenue	27,936	22,381
Foreign and domestic taxes payable	94	1,259
Other accrued expenses	4,347	2,232

Total current liabilities	47,490	40,069
LONG-TERM DEBT	1,646	1,777
DEFERRED REVENUE	84,754	64,214
OTHER LIABILITIES	1,620	1,620

TOTAL LIABILITIES	135,510	107,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized-$2.50 Cummulative Convertible Preferred, -0- and 53 shares issued and outstanding	—	5
Common Stock, $.01 par value, 100,000 shares authorized, 59,467 and 58,202 shares issued and 54,962 and 54,702 shares outstanding	595	585
Additional paid-in capital	338,332	305,262
Accumulated deficit	(164,360)	(164,613)
Accumulated other comprehensive income	(573)	(270)
Unearned compensation	(4,520)	(722)

	169,474	140,247
Treasury stock, 4,506 and 3,500 shares of common held at cost	59,823	42,762

Total shareholders’ equity	109,651	97,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$245,161	$205,165

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUES	$7,358	$26,790	$69,753	$89,891

OPERATING EXPENSES:
Sales and marketing	1,399	1,330	4,409	3,473
General & administrative	5,046	4,567	15,866	13,305
Patents administration and licensing	7,708	4,263	19,638	11,338
Development	12,349	11,253	38,091	34,054
Repositioning	3	—	607	—

	26,505	21,413	78,611	62,170

(Loss) income from operations	(19,147)	5,377	(8,858)	27,721

OTHER INCOME (EXPENSE):
Other income	—	—	—	10,580
Interest and net investment income	486	467	1,296	1,476
Interest expense	(50)	(62)	(170)	(178)

(Loss) income before income tax benefit (provision)	(18,711)	5,782	(7,732)	39,599

INCOME TAX BENEFIT (PROVISION)	12,308	(2,317)	8,051	(6,249)

Net (loss) income	(6,403)	3,465	319	33,350

PREFERRED STOCK DIVIDENDS	—	(34)	(66)	(101)

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(6,403)	$3,431	$253	$33,249

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.12)	$0.06	$—	$0.60

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,282	55,912	55,341	55,475

NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.12)	$0.06	$—	$0.55

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	55,282	60,109	59,421	60,192

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before Preferred Stock dividends	$319	$33,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,288	7,206
Deferred revenue recognized	(36,899)	(44,984)
Increase in deferred revenue	62,994	55,988
Deferred income taxes	(17,064)	—
Tax benefit from stock options	5,430	—
Non-cash compensation	3,830	1,179
Decrease (increase) in deferred charges	(4,326)	1,319
Other	(20)	(9)
Decrease (increase) in assets:
Receivables	31,236	508
Other current assets	3,144	3,043
Increase (decrease) in liabilities:
Accounts payable	(545)	(771)
Accrued compensation	1,482	686
Other accrued expenses	950	(1,744)

Net cash provided by operating activities	57,819	55,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(135,432)	(121,518)
Sales of short-term investments	119,506	88,887
Purchases of property and equipment	(2,654)	(2,579)
Patent costs	(8,816)	(5,995)
Acquisition of Tantivy assets	—	(10,430)
Increase in notes receivable	—	(1,446)

Net cash used by investing activities	(27,396)	(53,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	10,250	17,600
Payments on long-term debt, including capital lease obligations	(152)	(141)
Dividends on Preferred Stock	(37)	(42)
Redemption of Preferred Stock	(51)	—
Repurchase of Common Stock	(17,061)	(34,031)

Net cash used by financing activities	(7,051)	(16,614)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,372	(13,924)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,877	22,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,249	$8,413

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted Common Stock	$450	$389

Accrued purchase of treasury stock	$—	$698

Cancellation of note receivable related to acquisition of Tantivy assets	$—	$1,446

Interest paid	$121	$145

Income taxes paid, including foreign withholding taxes	$4,187	$7,555

Non-cash dividends on Preferred Stock	$29	$25

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission (SEC) on March 15, 2004, as amended (Form 10-K). The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company has one reportable segment.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

There have been no material changes in our existing accounting policies or estimates from the disclosure included in our Form 10-K. However, circumstances related to accelerated SEC filing deadlines, combined with the timing in which we receive royalty reports from our licensees, now require the Company to recognize revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees. This transition is effective for third quarter 2004. As a result of this transition, our royalty revenue for third quarter 2004 consists mainly of amortization related to paid-up royalties and fixed obligations. Commencing in fourth quarter 2004, revenue will include both fixed and amortized amounts, as well as per-unit royalties reported to the Company during that quarter. There have been no changes to the timing of revenue recognition related to royalties that are amortized over a defined period, such as paid-up licenses and license fees. In addition, revenue relating to past infringement from licensees, technology product sales and engineering services will continue to be recognized in the quarter in which all elements required for revenue recognition are met.

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation, to stock-option-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net (loss) income applicable to common shareholders—as reported	$(6,403)	$3,431	$253	$33,249
Add: Stock-based employee compensation expense included in reported net income	1,589	273	3,830	1,179
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,850)	(2,743)	(10,771)	(9,429)
Tax effect (a)	14,063	—	15,219	—

Net income applicable to common shareholders – pro forma	$6,399	$961	$8,531	$24,999
Net (loss) income per share – as reported – basic	(0.12)	0.06	—	0.60
Net (loss) income per share – as reported – diluted	(0.12)	0.06	—	0.55
Net income per share – pro forma – basic	0.12	0.02	0.15	0.45
Net income per share – pro forma – diluted	0.11	0.02	0.14	0.42

a)	If we had always recorded expense associated with stock option grants, the character of the tax benefits associated with these option exercises would allow us to recognize the related benefits in our statements of operations rather than as a direct increase to equity. Therefore, we have adjusted our income tax provision to reflect the recognition of these assets in the statement of operations as they are utilized to offset current period tax expense. This includes the recognition of an additional benefit to the statement of operations of approximately $10 million associated with our recognition of approximately $27 million in deferred tax assets in third quarter 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected option life (in years)	4.80	4.61	4.80	4.61
Risk-free interest rate	3.53%	3.08%	3.43%	2.86%
Volatility	90%	106%	90%	106%
Dividend yield	—	—	—	—
Weighted average fair value	$12.60	$14.19	$19.50	$16.21

During first quarter 2004, 6,000 shares of the Company’s restricted Common Stock were returned to treasury upon their surrender.

2. SIGNIFICANT EVENTS:

Sanyo

In second quarter 2004, we entered into a worldwide, non-exclusive, royalty-bearing patent license agreement with Sanyo Electric Co., Ltd (Sanyo) covering terminal units and infrastructure compliant with all 2G and 3G standards. This new patent license agreement updated and expanded a 1998 agreement between Sanyo and one of our wholly-owned subsidiaries, InterDigital Technology Corporation (ITC), covering products compliant with TDMA-based standards. Under the new patent license agreement, Sanyo paid us an upfront amount of $27.0 million in third quarter 2004. We applied $750,000 of the upfront amount toward the satisfaction of royalties previously recognized as revenue in first quarter 2004 under the original 1998 patent license agreement. For sales of 2G and 3G products (excluding cdma2000® in Japan, the United States and the People’s Republic of China and single mode PHS/PDC worldwide), we will recognize revenue based on Sanyo’s reported sales of such products. Sanyo may apply its royalty obligation for such products against a $5.0 million credit provided to Sanyo under the patent license agreement, until such credit is exhausted. Upon exhaustion, Sanyo is required to pay royalties on a current basis. Due to the inherent difficulty in establishing reliable and objectively determinable evidence of fair value of the remaining portions of the patent license agreement covering sales of cdma2000® in Japan, the United States and the People’s Republic of China, as well as worldwide sales of single mode PHS/PDC, and consistent with our revenue recognition policy, we will amortize evenly the remaining portion ($21.3 million) of the upfront payment from second quarter 2004 through fourth quarter 2008, the effective term of the patent license agreement for such products.

We and Sanyo have agreed on a process for negotiating additional payments covering cdma2000® sales in Japan after the expiration of the prepaid period and for sales in the People’s Republic of China and the United States in excess of an allotted number of prepaid units.

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

Acquisition

In July 2003, we entered into an Asset Purchase Agreement with Windshift Holdings, Inc., formerly known as Tantivy Communications, Inc. (Windshift), pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the-art laboratory facilities related to cdma2000®, smart antenna, WLAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000® patent portfolio and competitive position in that marketplace, to broaden our offering to potential licensees and technology partners, and to eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000® related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from either the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift. We have not incurred any royalty obligation for the nine months ended September 30, 2004. In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

We accounted for this asset acquisition under SFAS 141 “Business Combinations.” In connection with our acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we have included in our results of operations the expenses of the Melbourne, Florida design center, amortization of the acquired patents, and depreciation of the acquired fixed assets.

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes this acquisition of assets occurred as of January 1, 2003. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods (in thousands, except per share data):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Pro forma revenue	$26,790	$89,891
Pro forma net income	$2,767	$29,687
Diluted net income per share, as reported	$0.06	$0.55
Diluted net income per share, pro forma	$0.05	$0.49

3. INCOME TAXES:

At December 31, 2003, we had federal net operating loss (NOL) credit carryforwards of approximately $123 million which will expire, if unused, in the years 2005 through 2021. Of this total, approximately $96 million is associated with the exercise of non-qualified stock options.

Under Internal Revenue Code (IRC) Section 382, the utilization of a corporation’s federal NOL credit carryforward is limited following a change in ownership (as defined by the IRC) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit our federal NOL credit carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the federal NOL credit carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $26 million of our federal NOL credit carryforwards may be limited as of December 31, 2003. If we experience an additional more-than-50% cumulative ownership change, the full amount of the federal NOL credit carryforwards may become subject to annual limitation under Section 382. There can be no assurance that we will realize the benefit of any federal NOL credit carryforward.

The value of our deferred tax assets at December 31, 2003, including a net deferred tax asset of $42.1 million relating to our federal NOL credit carryforwards, was $81.3 million. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets. In third quarter 2004, we determined that our recent operating performance and our current expectations to generate future taxable income indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, we recognized an increase in the value of our deferred tax assets of approximately $27 million, through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in the statement of operations and approximately $10 million was credited directly to additional paid-in-capital. Our assessment of the value of our deferred tax assets did not take into consideration potential income sources such as impacts from litigation or arbitration proceedings. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future.

The income tax provision in first nine months 2004 consisted of approximately $3.5 million of withholding taxes associated with patent licensing royalties, principally from Japan, and an accrual of approximately $5.5 million based on our estimated book income tax expense for full year 2004. Our estimated book income tax expense for full year 2004 is driven by our expected utilization of a portion of our federal NOL credit carryforwards that resulted from stock option exercises. The utilization of these credits will offset any cash obligation we may have had, however because these credits are recorded in additional paid-in capital, they do not offset the related book income tax expense.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
(Loss) income per share—basic: (Loss) income available to Common Shareholders	$(6,403)	55,282	$(0.12)	$3,431	55,912	$0.06
Effect of dilutive options, warrants and restricted stock units	—	—	—	—	4,197	—

(Loss) income per share—diluted: (Loss) income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$(6,403)	55,282	$(0.12)	$3,431	60,109	$0.06

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share—basic: Income available to Common Shareholders	$253	55,341	$0.00	$33,249	55,475	$0.60
Effect of dilutive options, warrants and restricted stock units	—	4,080	—	—	4,717	(0.05)

Income per share—diluted: income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$253	59,421	$0.00	$33,249	60,192	$0.55

For the three and nine months ended September 30, 2004, options and warrants to purchase approximately 2.2 million and 1.7 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted average market price of our Common Stock during these periods and, therefore, their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2003, options and warrants to purchase approximately 1.2 million and 1.1 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted average market price of our Common Stock during these periods and, therefore, their effect would have been anti-dilutive.

5. LEGAL PROCEEDINGS:

Nokia

As previously reported in the Company’s Form 10-K for the year ended December 31, 2003, as amended (Form 10-K) and Form 10-Q for the quarter ended June 30, 2004 (June 30, 2004 Form 10-Q), in July 2003 Nokia requested binding arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA products under its existing patent license agreement. Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration has been filed in the International Court of Arbitration of the International Chamber of Commerce (ICC).

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

In addition, Nokia sought to have reinstated certain reports, recommendations, and orders previously vacated by the United States District Court for the Northern District of Texas (Texas District Court). On June 8, 2004, the Texas District Court issued an order which reinstated certain reports, recommendations, and orders (which remain under seal) relating to, among other things, claim construction and non-infringement of certain ITC patents by certain Ericsson products. We have appealed the Texas District Court’s decision to the Court of Appeals Federal Circuit. The Texas District Court’s June 8, 2004 order does not have any effect on the March 2003 resolution of the litigation with Ericsson or the patent license agreements signed by Ericsson and Sony Ericsson in March 2003.

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

Samsung

As previously reported in the Company’s Form 10-K and June 30, 2004 Form 10-Q, in 2002 during an arbitration proceeding, Samsung elected under its 1996 patent license agreement (1996 Samsung License Agreement) to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA wireless communications products, be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. Similar to Nokia, the Company believes that Samsung’s royalty obligation for sales commencing January 1, 2002 have been defined by the Ericsson and Sony Ericsson patent license agreements. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration has been filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by the license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. We have counterclaimed for an arbitration decision requiring that Samsung pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We are also seeking a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to our answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The parties are in the discovery phase of the arbitration at this time. A tentative hearing date of February 2005 has been scheduled by the arbitration panel. The tentative hearing date is subject to timing of events in the arbitration involving the Company, ITC and Nokia (as referenced in the Form 10-K) and unexpected delays in the arbitration schedules.

Lucent

As previously reported in the Company’s Form 10-K and June 30, 2004 Form 10-Q, in March 2004 Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The amended complaint alleges infringement of nine United States patents. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the lawsuit denying any infringement, seeking both a declaration that the patents are invalid and a dismissal of the lawsuit, and requesting attorneys’ fees and costs.

The Court has issued a final trial schedule with mandatory mediation to commence in January 2005 and the trial to commence on September 6, 2005. The parties are currently in the discovery phase of the litigation at this time.

Federal

As previously reported in the Company’s Form 10-K and June 30, 2004 Form 10-Q, in November 2003 Federal Insurance Company (Federal), the insurance carrier for the settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in the United States District Court for the Eastern District of Pennsylvania (Pennsylvania District Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Pennsylvania District Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

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

6. REPOSITIONING CHARGE:

In second quarter 2004, we reduced our headcount by 25 employees as part of a plan to strategically reposition the Company. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning. The charge was primarily comprised of severance and other cash benefits associated with the workforce reduction. In third quarter 2004, we paid down approximately $58,000 of the accrued liability for severance and other costs and we recorded a small adjustment to further reduce this accrued liability based on our current expectation to incur less severance expense than previously recorded. We may make further adjustments to the repositioning charge if there are changes in the anticipated timing and extent of administrative and other activities associated with the repositioning. Currently, these activities are expected to be completed by the end of 2004.

The following table summarizes the expected total charge related to the repositioning, the repositioning charges incurred to date, and the accrued repositioning liability at September 30, 2004 (in thousands):

	Severance and Related Costs	Other	Total
Expected total repositioning charge	$559	$75	$634

Repositioning (adjustment) charge recorded during third quarter 2004	(13)	16	3

Repositioning charge recorded during the nine months ended September 30, 2004	559	48	607

Accrued repositioning liability at September 30, 2004	27	5	32

7. STOCK REPURCHASE AND REDEMPTION:

During second quarter 2004, our Board of Directors approved the repurchase of up to one million shares of our outstanding Common Stock (Second Quarter Repurchase Program). We repurchased one million shares of our outstanding common stock in third quarter 2004 under the Second Quarter Repurchase Program at a total cost of approximately $17 million. Early in fourth quarter 2004, our Board of Directors approved the repurchase of up to an additional one million shares of our outstanding Common Stock.

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

Current and future accelerated SEC filing deadlines, combined with the timing in which we receive royalty reports from our licensees, now require us to recognize revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees, rather than in the quarter in which our licensees’ underlying sales occurred. This transition is effective for third quarter 2004. As a result of the transition, our royalty revenue for third quarter 2004 consists mainly of amortization related to paid-up royalties and fixed obligations. Commencing in fourth quarter 2004, royalty revenue should include both fixed and amortized amounts, as well as per-unit royalties reported to the Company during that quarter.

There will be no changes to the timing of revenue recognition related to royalties that are amortized over a defined period, such as paid-up licenses and license fees. In addition, revenue relating to past infringement from licensees, technology product sales and engineering services will continue to be recognized in the quarter in which all elements required for revenue recognition are met.

The value of our deferred tax assets at December 31, 2003, including a net deferred tax asset of $42.1 million relating to our federal net operating loss (NOL) credit carryforwards, was $81.3 million. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets. In third quarter 2004, we determined that our recent operating performance and our current expectations to generate future taxable income indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in the statement of operations and approximately $10 million was credited directly to additional paid-in-capital. Our assessment of the value of our deferred tax assets did not take into consideration potential income sources such as impacts from litigation or arbitration proceedings. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no material changes in our existing accounting policies or estimates from the disclosure included in our Form 10-K. However, as discussed above, circumstances related to accelerated SEC filing deadlines now require the Company to recognize revenue associated with per-unit royalties in the quarter when royalty reports are received from our licensees.

There will be no changes to the timing of revenue recognition related to royalties that are amortized over a defined period, such as paid-up licenses and license fees. In addition, revenue relating to past infringement from licensees, technology product sales and engineering services will continue to be recognized in the quarter in which all elements required for revenue recognition are met.

SIGNIFICANT TRANSACTIONS / MATTERS

Nokia and Samsung Arbitrations

We believe that the licensing agreements we entered into in 2003 with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (together, Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) establish the financial terms necessary to define the royalty obligations of Nokia Corporation (Nokia) and Samsung Electronics Co. Ltd. (Samsung) on sales of 2G GSM/TDMA and

2.5G GSM/GPRS/EDGE/TDMA products under their existing patent license agreements. Under the most favored licensee (MFL) provisions applicable to their respective patent license agreements, we believe both companies are obligated to pay royalties on sales of covered products beginning January 1, 2002 by reference to the terms of the Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) license agreements. The MFL provisions include terms for a period of review, negotiation, and dispute resolution with regard to the determination of the royalty obligations of both Nokia and Samsung. Nokia and Samsung each dispute our position. We are currently engaged in separate arbitration proceedings regarding these disputes.

We have not recorded revenue associated with the Nokia and Samsung license agreements related to sales of covered products during any period subsequent to January 1, 2002, and will not record any such revenue until all elements required for revenue recognition are met.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $57.8 million in the nine month period ended September 30, 2004 (first nine months 2004) compared to $55.8 million in the nine month period ended September 30, 2003 (first nine months 2003). The positive operating cash flow in first nine months 2004 arose principally from net receipts of approximately $123.1 million from patent licensing agreements. This included approximately $27.0 million from Sanyo Electric Co., Ltd (Sanyo) and $10.0 million from Toshiba Corporation related to separate 2004 patent license agreements that updated and expanded each licensee’s prior agreement, approximately $23.9 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, approximately $23.0 million from Sharp Corporation (Sharp) related to our 2G and 3G patent license agreements, $16.0 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective patent license agreements, and approximately $11.6 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $67.5 million and changes in working capital during first nine months 2004. The positive operating cash flow in first nine months 2003 arose principally from net receipts of approximately $107.8 million from patent license agreements. This included approximately $5.3 million from Ericsson and approximately $32.7 million from Sony Ericsson under their respective 2003 patent license agreements, $30.6 million from NEC associated with our 2G and 3G patent license agreements, $29.3 million from Sharp related to our 2G patent license agreement and $9.9 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $53.8 million and changes in working capital during first nine months 2003.

Net cash used for investing activities in first nine months 2004 was $27.4 million compared to $53.1 million in first nine months 2003. Our net purchases of short-term marketable securities in first nine months 2004 were $15.9 million compared to $32.6 million in first nine months 2003. The decrease resulted from the timing of cash receipts and their subsequent investment into short-term marketable securities. Our investment in hardware and software of $2.7 million during first nine months 2004 was in line with our prior year investment of $2.6 million in the comparable period. Our pace of investment associated with patent filings increased $2.8 million to $8.8 million in first nine months 2004 compared to first nine months 2003, reflecting higher 3G patenting activity levels in 2004.

Net cash used in financing activities in first nine months 2004 was $7.1 million compared to $16.6 million in first nine months 2003. In each period the use of cash was primarily related to repurchases of our Common Stock and was partially offset by proceeds from option and warrant exercises and our employee stock purchase program.

As of September 30, 2004, we had $144.9 million of cash, cash equivalents and short-term investments, compared to $105.9 million as of December 31, 2003. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current deferred tax assets, current maturities of debt and current deferred revenue, decreased to negative $6.6 million at September 30, 2004 from $29.0 million at December 31, 2003 due primarily to collection of accounts receivable and our transition to reporting per-unit royalties in the period royalty reports are received.

In second quarter 2004 we announced that our Board of Directors had authorized the repurchase of up to one million shares of our outstanding Common Stock from time-to-time through open market purchases or prearranged plans (Second Quarter Repurchase Program). We completed the Second Quarter Repurchase Program during third quarter 2004 at a total cost of approximately $17.0 million. Early in fourth quarter 2004, our Board of Directors approved the repurchase of up to an additional one million shares of our outstanding Common Stock (Fourth Quarter Repurchase Program). We are capable of supporting our Fourth Quarter Repurchase Program, as well as operating requirements for the near future, through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. We do not expect that any resolution of our dispute with Federal (as discussed in our Form 10-K) will prevent us from supporting our operating requirements for the near future. At present, we do not anticipate any need for additional financing through either bank facilities or the sale of debt or equity securities, however we may seek to establish a bank facility to provide us with additional flexibility in managing our business.

As of December 31, 2003, we had federal NOL credit carryforwards of approximately $123 million. At September 30, 2004, we have a partial valuation allowance against the related deferred tax assets. Our obligation to pay foreign source withholding taxes to Japan on the collection of Japanese sourced royalties ceased effective July 1, 2004. We will continue to pay local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these federal NOL credit carryforwards are fully utilized.

RESULTS OF OPERATIONS

Third Quarter 2004 Compared to Third Quarter 2003

Revenues

Due to the transition in reporting per-unit royalties, third quarter 2004 revenues of $7.4 million included only the amortization of paid-up royalties and fixed obligations. This compares with revenues of $26.8 million in third quarter 2003, which consisted of $20.8 million of per-unit royalties and $6.0 million related to amortization of paid-up royalties and fixed obligations. Commencing in fourth quarter 2004, royalty revenue will include both fixed and amortized amounts, as well as per-unit royalties reported to the Company during that quarter.

Operating Expenses

Operating expenses increased 24% to $26.5 million in third quarter 2004 from $21.4 million in third quarter 2003. Our operating expenses continue to reflect our strong commitment to investing in the development of IPR-rich technologies that have high potential to both enable broad, sustained patent licensing and create product opportunities. The $5.1 million increase in operating expenses is primarily due to increases in personnel costs ($2.9 million), legal fees ($3.0 million), public entity costs including insurance premiums ($0.5 million), and patent amortization ($0.3 million). Personnel costs include salaries, benefits and other personnel related expenses such as training and severance. The increase in personnel costs is attributable to company-wide compensation initiatives instituted in first half 2004. These company-wide compensation initiatives included the second quarter 2004 adoption of a long term compensation program (LTCP) applicable to a broad group of managers and executives. The program includes a cash incentive award tied to long-term company performance goals and a grant of restricted stock units. Under the program, we will substantially reduce the use of stock option grants as an equity incentive for these employees. We issued approximately 370,000 restricted stock units under the LTCP in second quarter 2004 with a value of approximately $6.5 million on the date of the grant. We recognized approximately $0.9 million and $1.4 million respectively, of compensation expense related to our accrual for the cash-based incentive and amortization of the restricted stock units during third quarter 2004.

Development expenses in third quarter 2004 increased 10% to $12.4 million from $11.3 million in third quarter 2003 due primarily to a $1.7 million increase in salaries and benefits offset, in part, by decreases in contract services ($0.4 million) and various other general expenses.

Sales and marketing expenses of $1.4 million in third quarter 2004 increased slightly from $1.3 million in third quarter 2003 mainly due to a $0.4 million increase in personnel costs that was nearly offset by reduced market analysis costs.

General and administrative expenses in third quarter 2004 increased 10% to $5.0 million from $4.6 million in third quarter 2003, primarily driven by increases of approximately $0.5 million each in both personnel costs and public entity costs, including insurance premiums, that were nearly offset by a reduction in costs associated with the 2003 update to our strategic plan.

Patents administration and licensing expenses increased slightly over 80% from $4.3 million in third quarter 2003 to $7.7 million in third quarter 2004 almost entirely due to increases in patent enforcement costs. The increase in patent enforcement costs is directly attributable to our respective arbitrations and litigation with Nokia, Samsung and Lucent Technologies, Inc. (Lucent). Increases in personnel and other general costs of approximately $0.5 million were nearly offset by reduced patent licensing commissions. The reduction in patent licensing commissions is attributable to our third quarter 2004 transition to recognizing per-unit royalties in the period in which the related royalties reports are received.

Other Income, Interest and Net Investment Income and Interest Expense

Interest and net investment income of $0.5 million in third quarter 2004 was level compared to third quarter 2003.

Income Taxes

In third quarter 2004 we recorded a net tax benefit of $12.3 million compared to tax expense of $2.3 million in third quarter 2003. The benefit results from a credit to the statement of operations of approximately $17 million related to our recognition of an increase in the value of our deferred tax assets. This benefit was offset by foreign withholding taxes of approximately $0.4 million and an accrual of approximately $4.3 million that was based on our estimated book income tax expense for full year 2004. Our estimated book income tax expense for full year 2004 is driven by our expected utilization of a portion of our federal NOL credit carryforwards that resulted from stock option exercises. The utilization of these credits will offset any cash obligation we may have had, but because these credits are recorded in additional paid-in capital, they do not offset the related book expense. The income tax provision in third quarter 2003 of $2.3 million was principally composed of foreign source withholding taxes.

First Nine Months 2004 Compared to First Nine Months 2003

Revenues

First nine months 2004 revenues were $69.8 million compared to $89.9 million in first nine months 2003. The decrease in revenues for first nine months 2004 versus 2003 was due to the absence of per-unit royalty revenue in third quarter 2004 associated with the transition in reporting per-unit royalties. Recurring patent license royalties (which include both fixed and amortized amounts, as well as per-unit royalties reported to the Company) for first nine months 2004 were $68.7 million. This included $20.9 million related to nine months of fixed and amortized amounts, as well as $47.8 million associated with six months of per-unit royalties. First nine months 2003 revenue consisted of $69.4 million of recurring patent license royalties and $20.5 of non-recurring revenue primarily associated with Sony Ericsson’s pre-2003 handset sales.

Operating Expenses

Operating expenses increased 26% from $62.2 million in first nine months 2003 to $78.6 million in first nine months 2004. Our operating expenses continue to reflect our strong commitment to investing in the development of IPR-rich technologies that have high potential to both enable broad, sustained patent licensing and create product opportunities. The $16.4 million increase in operating expenses is primarily due to increases in personnel costs ($9.4 million), legal fees ($6.2 million), insurance premiums ($1.1 million) and patent amortization ($0.9 million). Approximately 68% and 13%, respectively, of the increase in personnel costs was due to company-wide compensation initiatives instituted in first half 2004 and the addition of our Melbourne, Florida design center. The remaining increase in personnel costs is primarily due to severance associated with our second quarter repositioning, expanded training and development programs.

Development expenses increased 12% from $34.1 million in first nine months 2003 to $38.1 million in first nine months 2004 mainly due to a $4.8 million increase in salaries and benefits, partially offset by decreases in contract services and other general expenses.

Sales and marketing expenses of $4.4 million in first nine months 2004 increased 27% from $3.5 million in first nine months 2003 primarily driven by increased personnel costs.

General and administrative expenses in first nine months 2004 increased 19% to $15.9 million from $13.3 million in first nine months 2003. Approximately $1.5 million of this increase was due to increased personnel costs while the balance resulted from increased public entity costs including audit fees and insurance premiums.

Patents administration and licensing expenses increased 73% from $11.3 million in first nine months 2003 to $19.6 million in first nine months 2004. The increase resulted primarily from a $6.3 million increase in patent enforcement costs related to our respective arbitrations and litigation with Nokia, Samsung and Lucent.

Other Income, Interest and Net Investment Income and Interest Expense

We recognized $10.6 million as other income in first nine months 2003 related to the settlement of our litigation with Ericsson. Interest and net investment income of $1.3 million in first nine months 2004 decreased $0.2 million from first nine months 2003 due to the timing of either sales or maturities of available for sale securities with unrealized gains or losses.

Income Taxes

The income tax provision in first nine months 2004 consisted of a benefit of approximately $17 million related to the recognition of an increase in value of our deferred tax assets that was offset by approximately $3.5 million of withholding taxes associated with patent licensing royalties and an accrual of approximately $5.5 million that was based on our estimated book income tax expense for full year 2004. Our estimated book income tax expense for full year 2004 is driven by our expected utilization of a portion of our federal NOL credit carryforwards that resulted from stock option exercises. The utilization of these credits will offset any cash obligation we may have had. However because these credits are recorded in additional paid-in capital, they do not offset the related book expense. The income tax provision in first nine months 2003 of $6.2 million was principally composed of foreign source withholding taxes.

Expected Trends

We expect to provide updated guidance on fourth quarter 2004 revenue shortly, after we receive and review all per-unit royalty reports. Based on reports received to date, we expect that fourth quarter 2004 revenue should exceed $30 million due to the strength of our licensees in the 3G market. We are also scaling our development efforts to take full advantage of a potential new relationship with General Dynamics and heightened interest in our AIM ANTENNA family of products. As a result of additional investment in technology development and related productization and higher commissions related to per-unit royalty revenue, we expect our fourth quarter operating expenses to increase 10% to 15% over third quarter 2004 levels.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management’s Discussion and Analysis contains forward-looking statements reflecting, among other things, the Company’s beliefs, plans and expectations as to (i) The use of our deferred tax assets, the potential reversal of all or a portion of our remaining valuation allowance, and our expected utilization of a portion of our federal NOL carryforwards; (ii) ) the impact of the license agreements with Ericsson and Sony Ericsson on defining the royalty obligations of Nokia and Samsung under their respective patent license agreements with us; (iii) our stock repurchase program; (iv) the impact of any resolution of our dispute with Federal on our ability to meet our operating requirements; (v) our lack of need to seek additional financing; (vi) our future tax obligations and our estimated book tax expense for full year 2004; (vii) the scaling of our development efforts, our selection as a potential supplier to General Dynamics, and heightened interest in our AIM ANTENNA family of products; (viii) increases in our fourth quarter 2004 operating expenses over third quarter 2004 levels and our ability to support our near term operating requirements; (ix) our ability to create IPR-rich technologies and create product opportunities; and (x) our fourth quarter 2004 revenue. Words such as “may,” “future,” “could,” “anticipate,” “expect,” “potential,” “believe,” “will,” “continue to,” “potential,” or similar expressions are intended to identify such forward-looking statements.

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

The use of our deferred tax assets, the potential reversal of all or a portion of our remaining valuation allowance, and our expected utilization of a portion of our federal NOL carryforwards is dependent on (i) changes in the market share and the performance of our primary licensees in selling their products; (ii) the market acceptance of our technology products; (iii) our ability to effectively manage costs; (iv) the costs and outcome of ongoing litigation/arbitration; (v) our ability to identify and effectively implement effective tax planning strategies; (vi) changes to existing federal tax regulations; and (vii) our ability to enter into new or expand existing patent license agreements.

Nokia’s and Samsung’s royalty obligations may be affected by (i) resolution of the Nokia and Samsung arbitrations as to the applicability of the terms of the Ericsson and Sony Ericsson licensing agreements on the royalty obligations of Nokia and Samsung under their respective patent license agreements; (ii) the actual processes, decisions, and results from the respective Nokia and Samsung arbitrations; and (iii) any future legal proceedings that could affect the royalty obligations or payments under Nokia’s and Samsung’s respective patent license agreements. Further, any dispute, including arbitrations and litigations, and the length and resolution of any dispute, could affect the timing and amount of anticipated cash and revenue related to any applicable patent license agreements.

Our ability to support our stock repurchase program may be affected by the potential acquisition price of our stock, our cash requirements, and other market and economic factors relating to the stock repurchase program.

Our lack of need to seek additional financing could change due to unexpected changes in cash flow from our patent license agreements.

Our future tax obligations and our estimated book tax expense for full year 2004 may be affected by (i) changes in federal and/or state tax regulations; (ii) changes to international tax treaties and federal tax regulations; (iii) the amount of royalties paid by new and existing licensees; (iv) the cost of litigation; and, (v) our level of continued self-funding in technology development activities.

The scaling of our development efforts and our expected fourth quarter 2004 operating expenses may be affected by (i) our ability to successfully negotiate and enter into an agreement with General Dynamics, and our ability to successfully negotiate and enter into agreements with parties interested in our AIM ANTENNA technology; (ii) our ability to hire and retain qualified personnel; and (iii) unanticipated development costs, or technical, financial or other difficulties or delays related to the development of our technologies and products.

Our ability to support our operating requirements in the near future, and our belief that any resolution of our dispute with Federal would not affect our operating requirements for the near future may be affected by the factors listed above, as well as our cash flow and our recurring royalties which are dependent on (i) the market share and performance of our primary licensees in realizing our projections for sales of covered products; (ii) the economy and sales trends in the wireless market; (iii) our ability to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due or pre-payments against future royalties; (v) our ability to successfully prosecute, enforce and protect our patents and other intellectual property rights; and (vi) unanticipated changes in the schedule or costs associated with the Nokia and Samsung arbitrations and Lucent litigation. Further, our failure to generate sufficient cash flows over the long-term, based on the factors listed above and those set forth in our Form 10-K could adversely impact operating requirements and our current lack of need to seek additional financing.

Our ability to develop IPR-rich technologies for product and licensing opportunities may be impacted by (i) our ability to successfully develop market relevant technology and patent our technologies; (ii) difficulties or delays in our strategic initiatives; and (iii) sufficient internal technology development resources.

Our expected fourth quarter 2004 revenues may be impacted by the collection and review of final royalty reports from our licensees, as well as the potential additions of new patent license agreements or other revenue streams.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Lucent

As previously reported in the Company’s Form 10-K and Form 10-Q for the period ended June 30, 2004, in March 2004 Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The amended complaint alleges infringement of nine United States patents. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the lawsuit denying any infringement, seeking both a declaration that the patents are invalid and a dismissal of the lawsuit, and requesting attorneys’ fees and costs.

The Court has issued a final trial schedule with mandatory mediation to commence in 2005 and the trial to commence on September 6, 2005. The parties are currently in the discovery phase of the litigation at this time.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities.

The following table provides information concerning the Company’s purchases of its Common Stock, $0.01 par value, during third quarter 2004:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	424,000	$18.19	424,000	576,000
August 1, 2004 – August 31, 2004	576,000	$16.18	576,000	—
September 1, 2004 – September 30, 2004	—	—	—	—

Total	1,000,000	$17.03	1,000,000	—

(1)	On June 10, 2004, we announced that our Board of Directors had authorized the repurchase of up to one million shares of our outstanding Common Stock from time-to-time through open-market purchases or prearranged plans (Second Quarter Repurchase Program). We completed the Second Quarter Repurchase Program during third quarter 2004 at a total cost of approximately $17.0 million.

Item 6.	EXHIBITS.

(a)	The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibits
10.61	InterDigital Communications Corporation Long-Term Compensation Program
10.62	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election]
10.63	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors]
10.64	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors]
10.65	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus]
10.66	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards]
10.67	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards]
10.68	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards]
10.69	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: November 9, 2004	/s/ HOWARD E. GOLDBERG
Howard E. Goldberg President and Chief Executive Officer

Date: November 9, 2004	/s/ R. J. FAGAN
Richard J. Fagan Chief Financial Officer