Form 10-K
period 2004-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2005-03-31
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 transition period from              to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,035,966,054 as of June 30, 2004.

The number of shares outstanding of the registrant’s Common Stock was 54,894,180 as of March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III, Items 10, 11, 12, and 14 of this Annual Report. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

InterDigital®, AIM™, AIM Antenna™, and AIM Performware™ are trademarks of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

i

GLOSSARY OF TERMS

2G

“Second Generation.” A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets that provide basic voice services.

2.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services and features compared to 2G and enhanced Internet access.

3G

“Third Generation.” A generic term usually used in reference to the next generation of digital mobile devices and networks, which provide high speed data communications capability along with voice services.

3.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services and features when compared to 3G.

802.11

An IEEE standard for wireless LAN interoperability. Letter appendages identify various amendments to the standard which denote different features and capabilities.

Adaptive Interference Management (AIM™)

Intelligent software that monitors the RF environment and adapts operating parameters (such as antenna beam direction, power and frequency) of wireless devices to reduce the degrading effects of RF interference. AIM™ is a trademark of InterDigital Communications Corporation.

Air Interface

The wireless interface between a terminal unit and the base station or between wireless devices in a communication system.

ANSI

“American National Standards Institute.” The United States national standards accreditation and policy agency. ANSI monitors and provides oversight of all accredited U.S. Standards Development Organizations to insure they follow an open public process.

ASIC

“Application Specific Integrated Circuit.” A computer chip developed for a specific purpose, and frequently designed using a mircoprocessor core and integrating other functions unique to the application in which the chip will be used. Many SOC designs are ASICs.

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

cdma2000

A standard which evolved from narrowband CDMA technologies (i.e., TIA/EIA-95 and cdmaOne). The CDMA family includes, without limitation, CDMA2000 1x, CDMA 1xEV-DO, CDMA2000 1xEV-DV and CDMA2000 3x. Although CDMA2000 1x is included under the IMT-2000 family of 3G standards, its functionality is similar to 2.5G technologies. CDMA2000® and cdma2000® are registered trademarks of the Telecommunications Industry Association (TIA – USA).

Chip

An electronic circuit that consists of many individual circuit elements integrated onto a single substrate.

Chip Rate

The rate at which information signal bits are transmitted as a sequence of chips. The chip rate is usually several times the information bit rate.

Circuit

The connection of channels, conductors and equipment between two given points through which an electric current may be established.

Digital

Information transmission where the data is represented in discrete numerical form.

Duplex

A characteristic of data transmission; either full duplex or half duplex. Full duplex permits simultaneous transmission in both directions of a communications channel. Half duplex means only one transmission at a time.

EDGE

“Enhanced Data rates for GSM Evolution.” Technology designed to deliver data at rates up to 473.6 kbps, triple the data rate of GSM wireless services, and built on the existing GSM standard and core network infrastructure. EDGE systems built in Europe are considered a 2.5G technology.

FDD

“Frequency Division Duplex.” A duplex operation using a pair of frequencies, one for transmission and one for reception.

FDMA

“Frequency Division Multiple Access.” A technique in which the available transmission of bandwidth of a channel is divided by frequencies into narrower bands over fixed time intervals resulting in more efficient voice or data transmissions over a single channel.

Frequency

The rate at which an electrical current or signal alternates, usually measured in Hertz.

GHz

“Gigahertz.” One gigahertz is equal to one billion cycles per second.

GPRS

“General Packet Radio Systems.” A packet-based wireless communications service that enables high-speed wireless Internet and other data communications via GSM networks.

GSM

“Global System for Mobile Communications.” A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz

The unit of measuring radio frequency (one cycle per second).

HSUPA

“High Speed Uplink Packet Access.” An enhancement to WCDMA technology that improves the performance of the radio uplink to increase capacity and throughput, and to reduce delay.

HSDPA

“High Speed Downlink Packet Access.” An enhancement to WCDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology enhancement.

IEEE

“Institute of Electrical and Electronic Engineers.” A membership organization of engineers that among its activities, produces data communications standards.

IEEE 802

A standards body within the IEEE that specifies communications protocols for both wired and wireless local area and wide area networks.

IC

“Integrated Circuit.” A multifunction circuit formed in or around a semiconductor base.

Internet

A network comprised of more than 100,000 interconnected commercial, academic and governmental networks in over 100 countries.

ISO

“International Standards Organization.” An international organization, which sets international electrical and electronics standards. The U.S. member body is ANSI.

ITU

“International Telecommunication Union.” An international organization established by the United Nations with membership from virtually every government in the world. Publishes recommendations for engineers, designers, OEMs, and service providers through its three main activities: defining and adoption of telecommunications standards; regulating the use of the radio frequency spectrum; and furthering telecommunications development globally.

ITC

“InterDigital Technology Corporation,” one of our wholly-owned Delaware subsidiaries.

Kbps

“Kilobits per Second.” A measure of information-carrying capacity (i.e., the data transfer rate) of a circuit, in thousands of bits.

Km

Kilometer.

LAN

“Local Area Network.” A private data communications network linking a variety of data devices located in the same geographical area and which share files, programs and various devices.

Layer 1

“L1.” The OSI Reference Model communications protocol that governs the hardware connections and byte stream-encoding/decoding for transmission. It is called the physical layer and is the only layer that makes a physical transfer of information between network nodes.

Layer 2/3

“L2/3.” The OSI Reference Model Communications protocol that contains the physical address of a client or server station, also known as the data-link layer or MAC layer.

MAN

“Metropolitan Area Network.” A communication network which covers a geographic area such as a city or suburb.

Mbps

“Megabits per Second.” A measure of information – carrying capacity of a circuit; millions of bits per second.

Modem

A combination of the words modulator and demodulator, referring to a device that modifies a signal (such as sound or digital data) to allow it to be carried over a medium such as wire or radio.

Multiple Access

A methodology (e.g., FDMA, TDMA, CDMA) by which multiple users share access to a transmission channel. Most modern systems accomplish this through “demand assignment” where the specific parameter (frequency, time slot, or code) is automatically assigned when a subscriber requires it.

NTDD

Narrowband, low chip rate CDMA TDD, one form of which is commonly known as TD-SCDMA.

ODM

“Original Design Manufacturer.” Independent contractors, primarily based in Taiwan, that develop and manufacture equipment on behalf of another company using another company’s brand name on the product.

OEM

“Original Equipment Manufacturer.” A manufacturer of equipment (e.g., base stations, terminals) that sells to operators.

OSI Reference Model

A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

Outer Loop Power Control

Outer Loop Power Control is a process used to maintain the required quality of communication for a given service, such as voice, data or video, while using minimal radio transmission power.

PDC

“Personal Digital Cellular.” The standard developed in Japan for TDMA digital cellular mobile radio communications systems.

PHS

“Personal Handyphone System.” A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan. Commonly known as PAS in China.

Platform

A combination of hardware and software blocks implementing a complete set of functionalities that can be optimized to create an end product.

Protocol

A formal set of conventions governing the format and control of interaction among communicating functional units.

RF

“Radio Frequency.” The range of electomagnetic frequencies above the audio range and below visible light.

Smart Antenna

Antennas utilizing multiple elements with signal processing capabilities which enhance desired or reduce undesired transmission to or from wireless products.

SOC

“System-on-a-chip.” The embodiment on a single silicon chip of the essential components that comprise the operational core of a digital system.

Standards

Specifications that reflect agreements on products, practices, or operations by nationally or internationally accredited industrial and professional associations or governmental bodies in order to allow for interoperability.

TDD

“Time Division Duplexing.” A duplex operation using a single frequency, divided by time, for transmission and reception.

TDMA

“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

TD-SCDMA

“Time Division Synchronous CDMA.” A form of TDD utilizing a low Chip Rate.

Terminal

Equipment at the end of a communications path. Often referred to as an end-user device or handset. Terminal units include mobile phone handsets, personal digital assistants, computer laptops and telephones.

TIA/EIA-54

The original TDMA digital cellular standard in the United States. Implemented in 1992 and then upgraded to the TIA/EIA-136 digital standard in 1996.

TIA/EIA-95

A 2G CDMA standard.

TIA/EIA-136

A United States standard for digital TDMA technology.

TIA (USA)

The Telecommunications Industry Association.

UWC-136

An evolved form of the U.S. TIA/EIA-136 digital cellular TDMA standard based on EDGE. Included within the IMT-2000 family of 3G standards.

WAN

“Wide Area Network.” A data network that extends a LAN outside of its coverage area, via telephone common carrier lines, to link to other LANs.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64kpbs to 2mbps.

Wireless

Radio-based systems that allow transmission of information without a physical connection, such as copper wire or optical fiber.

v

Wireless LAN (WLAN)

“Wireless Local Area Network.” A collection of devices (computers, networks, portables, mobile equipment, etc.) linked wirelessly over a limited local area.

WTDD

“Wideband TDD” or “Wideband Time Division Duplex.” A form of TDD utilizing a high Chip Rate.

In this document, the words “we,” “our,” “ours,” “us,” “the Company,” and “InterDigital” refer only to InterDigital Communications Corporation collectively with its subsidiaries.

PART I

Item 1. BUSINESS

General

We design and develop advanced wireless technology solutions, which we make available for license or sale to semiconductor companies and equipment producers. Our advanced technology solutions are comprised of inventions, know-how and other technical data (e.g., software, designs and specifications) related to the design and operation of digital wireless products and systems. We patent many of our inventions and license those inventions to wireless communications equipment producers and/or related suppliers. In addition, we offer for sale or license, on a non-exclusive basis, various portions of our technology (e.g., reference designs, algorithms, know-how and software) to producers of wireless equipment products and components. Our advanced technology solutions have been developed independently, in conjunction with equipment manufacturers and through strategic acquisitions. We also actively participate in the standard setting process for wireless technologies, contributing solutions that are incorporated from time-to-time into the standards.

We currently generate revenues and cash flow primarily through royalties from the licensing of our patent portfolio. We also expect to generate revenues and cash flow from licensing of other technology product solutions (e.g., FDD terminal unit protocol stack software, smart antenna solutions, physical layer chipset designs, etc.) and the provision of specialized engineering services.

As an early participant in the digital wireless market, we developed pioneering solutions for both of the main air interface technologies in use in today’s cellular systems, namely: TDMA and CDMA technologies. Our significant worldwide portfolio of patents and patent applications in wireless communications has been driven by our high level of early and fundamental invention in digital wireless technologies. A number of our patented inventions are essential to the implementation of 2G, 2.5G and 3G wireless products, and we have been licensing those and other inventions to numerous wireless communications manufacturers in conjunction with their manufacture, and sale of 2G, 2.5G or 3G products. As a result of our participation in the Standards, we have filed declarations that make our essential inventions available for use and we will license on fair, reasonable and non-discriminatory or similar terms consistent with the requirements of the individual Standards organizations. In addition, we have been developing various technology solutions for use in wireless LAN/MAN standards being developed by the IEEE (Institute of Electrical and Electric Engineering) 802 LAN/MAN standards committee. The products incorporating our inventions include but are not limited to:

•	Mobile phones and personal digital assistants

•	Other wireless devices (e.g., laptops, PC cards, USB sticks)

•	Base stations and other infrastructure equipment

•	Modules and components for wireless devices

We also incorporate our inventions into our own product solutions. We develop advanced technology platforms (including reference designs, know-how and software) that provide highly efficient solutions for the wireless market. We offer technology and product solutions for mainstream wireless applications that deliver time-to-market, performance and cost advantages, as well as product differentiation advantages to our customers. Most of our principal solutions are implemented in a proprietary manner to conform to applicable standards, although there are currently no standards requiring conformance by or use of our Adaptive Interference Management solutions.

We invest heavily in the development of advanced wireless technology and related products by building and sustaining a highly specialized engineering team. Over each of the last three years, our cost of development has represented approximately one-half of our total operating expenses. The largest portion of our cost of development has been personnel costs. As of December 31, 2004, we employed 209 engineers, of whom 58% hold masters degrees and an additional 17% hold PhDs. Our technology development programs broaden and deepen our extensive patent portfolio through inventing activities necessary to create new, higher performance, leading-edge technologies, and expand our body of technical know-how related to standards-based wireless technologies and systems, and have enabled us to bring product to market. We are developing technologies that may be utilized to extend the life of the current generation of products, and that may be applicable to multiple generational standards such as 2G, 2.5G and 3G as well as IEEE 802 wireless standards, and that may have applicability across multiple air interfaces.

We incorporated in 1972 under the laws of the Commonwealth of Pennsylvania. We conducted our initial public offering in November 1981. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; Melbourne, Florida, USA; and Montreal, Quebec, Canada.

Our Internet address is www.interdigital.com. There, in the “Investing” section, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports required to be filed under the Securities Exchange Act of 1934, and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC). The information contained on or connected to our website is not incorporated by reference into this Form 10-K. Reference to our website address does not constitute incorporation by reference of the information contained on the website.

Wireless Communications Industry Overview

Participants in the wireless communications industry include original equipment manufacturers (OEMs), semiconductor manufacturers, original design manufacturers (ODMs), a variety of technology suppliers, applications developers, and operators that deliver communications products and services to consumers and businesses. In order to achieve economies of scale and allow for interoperability across geographic regions, many market participants develop and produce standards-based solutions for digital wireless equipment. In the early stages of deployment, the cellular market originally focused on delivering voice-oriented services. Over the past three years, the industry has begun a transition from digital voice-oriented wireless products and services (commonly referred to as Second Generation or 2G), to more fully integrated digital voice and data services offering higher data rates and enhanced Internet access (in its most robust form commonly referred to as 3G). Concurrently, non-cellular wireless technologies such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use.

Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.7 billion at the end of 2004. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could reach 3 billion in 2009.

* 2004 and 2005 data represents projections of handset sales.

Source: Strategy Analytics, Inc. – March 2005.

The growth in new cellular subscribers combined with customers who are replacing their mobile phones helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to approximately 680 million units in 2004. We believe the combination of a broad subscriber base, continued technological change, and the ever growing dependence on the Internet, e-mail and other digital media sets the stage for growth in the sales of wireless products and services through the balance of this decade. While 2.5G services have been widely deployed as an initial enabler of robust data services, a number of service providers have deployed 3G equipment to further enable enhanced data services.

NTT DoCoMo, the largest wireless operator in Japan, launched a WCDMA 3G network in Japan in October 2001. This service now has over 10.5 million subscribers. 3G services have also been launched by Hutchison, Vodafone, Orange and TIM Italy. The deployment, pace and growth of the 3G market will depend upon the ability of the manufacturers to offer and deliver fully-functional equipment, including mobile phones, at affordable prices and the introduction and uptake of new services designed to use the enhanced data capability. Major manufacturers brought 3G mobile phones to market during 2004. Approximately 16 million WCDMA enabled phones were sold in 2004, and analysts have forecast shipments of 30 to 40 million WCDMA-enabled mobile phones in 2005. Shipments of cdma2000 First Evolution (1x EV) phones reached almost 13 million units in 2004 and are expected to reach approximately 30 million units in 2005.

In addition to the advances in cellular technologies, additional wireless technologies to provide data and other communications have emerged. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. From initial semiconductor shipments of products built to the IEEE 802.11 standard in 1998, sales have nearly doubled every year since introduction. While relatively small compared to the cellular market (80 million IEEE 802.11 wireless ICs shipped in 2004), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless standards bodies are creating sets of standards to enable higher data rates, provide coverage over longer distances and enable roaming.

Evolution of Wireless Standards

Wireless communications standards are formal guidelines for engineers, designers, manufacturers and service providers, that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the standards is to assure inter-operability of products from multiple OEM companies across any given standard. A number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS), and the American National Standards Institute (ANSI), have responsibility for the development and administration of wireless communications standards. New standards are typically adopted with each new generation of products, are typically compatible with previous generations of the standards and are defined to ensure interoperability with other standards.

These SDOs ask participating companies to formally declare whether they believe they hold patents essential to a particular standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. “Essential” patents include claims relating to those inventions that must be used in equipment which operates in conformance with a standard. To manufacture, have made, sell, offer to sell, or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of those essential patent rights. The SDOs do not have enforcement authority against entities that fail to obtain required licenses, nor the ability to protect the intellectual property rights of holders of essential patents.

The principal standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies. The standardized TDMA technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA), PDC, PHS, DECT and TETRA standards. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, parts of the Americas and other regions. Due to its strong dominance in Europe and pervasive use elsewhere in the world, GSM permits, with very limited exceptions, inter-country roaming for its customers. Approximately 70% of handset sales for 2004 conformed to GSM standards. TIA/EIA 54/136 technology has been deployed primarily in North, Central and South America. PDC technology has been deployed in Japan while PHS technologies are deployed primarily in Japan, the People’s Republic of China (under the name PAS) and Taiwan. DECT is a digital cordless telephone standard that operates primarily in Europe. TETRA is an open digital trunked radio standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities. Collectively, the remaining non-GSM TDMA-based technologies accounted for approximately 6% of worldwide handset sales in 2004.

Deployment of standardized TDMA-based 2.5G systems (such as GPRS and EDGE) accelerated in 2004. 2.5G systems provide higher data rate services based on packet-data technology and, depending upon the generation of installed infrastructure, can be implemented without substantial additional infrastructure investment. However, 2.5G systems utilizing existing radio spectrum may face capacity constraints as data-rich applications become more widely used. Of the GSM handsets sold in 2004, approximately half contained 2.5G functionality.

Narrowband CDMA-based technologies, include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. In 2004, approximately 20% of worldwide handset sales were based on these CDMA technologies.

Deployment of 3G services is expected to allow operators to take advantage of additional radio spectrum allocations and, through the use of even higher speeds than 2.5G, deliver additional voice and data-rich applications to their customers. In 2004, approximately 3% of worldwide handset sales were based on WCDMA technologies. The remaining handset sales in 2004 used analog and other technologies.

In late 1999, the ITU established a set of recommendations for IMT-2000, the internationally accepted umbrella standard for various 3G technologies. IMT-2000 defined five sets of alternative specifications, which can be selected or aggregated by equipment manufacturers to produce standards-compliant 3G wireless products for their customers. The five specifications under the 3G standard include the following forms of CDMA technology: CDMA FDD, CDMA TDD, and Multichannel CDMA (cdma2000 technology). There are two forms of CDMA TDD in the specifications: WTDD (also referred to as High Chip Rate – HCR) and NTDD (also referred to as Low Chip Rate – LCR—or TD-SCDMA). WTDD and CDMA FDD combined are commonly referred to as Wideband CDMA (WCDMA) or UMTS. The IMT-2000 umbrella 3G standard also includes two forms of TDMA technology: UWC-136 and a form of DECT.

Depending upon their individual business plans, operators with existing GSM systems are deploying either GPRS-EDGE or WCDMA systems. Analysts expect that GSM operators will migrate to WCDMA. Operators that originally deployed TIA/EIA-95-based systems are generally expected to deploy cdma2000 systems. Operators that originally deployed TIA/EIA-136 systems are deploying either UWC-136 or WCDMA systems. Analysts expect that TIA/EIA-136 operators will migrate to WCDMA. TD-SCDMA is being developed for potential deployment in the People’s Republic of China and for possible export outside of China. The chart below shows the technology evolution from 2G to 2.5G to 3G to 3.5G:

The capabilities of the various 3G technologies have continued to evolve within the SDOs. In particular, the development of faster and more efficient methods to carry packet data over the air has resulted in the ability to provide data rates substantially higher than were envisioned in the original 3G specifications. Chief among these emerging technologies are High Speed Downlink and High Speed Uplink Packet Access (HSDPA/HSUPA), an evolution of WCDMA, and First Evolution Data Optimized (1xEV-DO) and First Evolution Data and Voice (1xEV-DV), outgrowths of cdma2000.

The IEEE began to address the need for an interoperability standard among WLANs in 1990. The final standard, IEEE 802.11, was ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 standard to achieve higher data rates, accommodate additional operating frequencies and provide additional features. Equipment conforming to these standards (i.e., 802.11a/b/g) is in the marketplace today. Intended for short range applications, operating in unlicensed frequency bands and requiring little infrastructure, 802.11 standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this standard also continues to evolve toward higher data rates and improved service capabilities.

The wide area network community has also established the IEEE 802.16 Working Group to define air interface standards for longer distance (2 to 50 km) Metropolitan Area and Wide Area Networks (MAN/WAN). The first 802.16 standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it is primarily aimed toward very high speed (>100 Mbps) wide area point to multipoint fixed applications, such as infrastructure backhaul. In 2003, an amendment to the 802.16 standard was published adding operation in the 2 to 11 GHz frequency bands. This addition made the standard much more suitable for providing wireless broadband high speed Internet access for residential and small office applications. Analysts expect that equipment conforming to the 802.16-2004 fixed standard will be introduced in 2005. Concurrent with this revision of the fixed standard, the 802.16 Working Group embarked on defining a mobile version of the standard (referred to as 802.16e). The mobile version of the standard is expected to be completed in 2005. More recently, the IEEE 802 community has begun to address the question of handover between the different IEEE 802 technologies, both wired and wireline, as well as handover to external non-802 networks, such as 3G. This new group, 802.21, entitled Media Independent Handover Services HS, is anticipating that their initial standard will be available mid-2006.

Strategy

Our vision is to be a preferred technology provider for our customers’ advanced wireless solutions. We invest in the development of leading-edge, advanced technologies designed to meet existing and emerging demands of the wireless marketplace. We pursue technology investments that are aligned with our existing strengths and experience in developing advanced wireless modem technology and components (such as advanced interference solutions, 3G baseband processor, and associated protocol software, and radio resource management) and we make our inventive designs available to relevant standards bodies. We monetize our investment in technology development primarily through patent licensing and the non-exclusive sale or license of various portions of our technology (e.g., reference designs, know-how and software) that we have developed for incorporation into products of semiconductor, antenna or other equipment manufacturers. We market our technology solutions to commercial manufacturers and to suppliers to the U.S. government. We also provide engineering services to customers.

Our strategy consists of the following key elements:

•	Development and delivery of advanced wireless technologies to address the constantly evolving demands of the wireless market while securing and protecting the underlying intellectual property. The heart of our ability to create value lies in our sustained investment in core technology development that advances the state-of-the-art of wireless solutions.

•	A program of licensing our patented technology to wireless equipment producers worldwide. Our substantial portfolio of patents and patent applications includes inventions applicable to all forms of TDMA and CDMA products and systems, as well as 802-based and other wireless technologies. Our current patent license agreements and the capability to license our patent portfolio are valuable assets. We continue to broaden our base of licensees around the world and to expand the breadth of technologies covered under our patent license agreements.

•	Implementation of our technologies into a diversified portfolio of products to serve a broad range of customers in the global cellular, IEEE 802 wireless and U. S. government markets. Our products include reference designs (including ASIC designs and antenna designs), software, and know-how. These products, along with maintenance, support and upgrade services, can be sold directly to our customers or through partnerships entitling us to receive royalties and other fees.

•	Maximizing the value proposition for our customers and partners by combining our intellectual property rights and technology products into a coordinated offering. Through such offerings our customers gain the enhanced benefit of access to our core technology and our efficient implementations to enhance the performance of their products in a cost effective and timely manner.

•	Substantial involvement in key worldwide standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those standards. By actively participating in both cellular and IEEE 802 wireless standards development activities, we continue to contribute to the development of better solutions for the marketplace, build recognition of our technical competence, gain insight into market trends, and secure positions for our intellectual property within the technology standards.

•	Acquisition of valuable intellectual property, technologies and products that will enhance the value of our portfolio of solutions for our customers. We seek to acquire technology assets that expand our patent portfolio, build presence in complimentary markets, and accelerate our ability to bring more complete and valuable solutions to our customers.

•	Creatively structured relationships with leading technology developers and equipment producers. We pursue agreements with companies to transfer our technology into their products, giving them access to our technical competencies, to enhance their product offerings, to proliferate our technology, and to provide us access to a broader base of customers. Also, we selectively pursue relationships that accelerate our time-to-market.

InterDigital’s Technology Position

Cellular and Fixed Wireless Technologies

We have a strong history of developing wireless technologies including those related to CDMA and TDMA and, more recently, IEEE 802. We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless standard in the U.S. in the 1980s and created a substantial portfolio of TDMA patented inventions. These inventions include or relate to many of the fundamental elements of TDMA based systems in use around the world. Among the most central of our inventions are:

•	The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems

•	Methods of synchronizing TD/FDMA systems

•	A flexible approach to managing system capacity through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions

•	The design of a multi-component base station utilizing distributed intelligence that allows for more robust performance

•	Initializing procedures that enable roaming

A number of our TDMA inventions are being used in a broad range of 2G and 2.5G wireless networks and terminal devices. We believe these inventions are essential to both standards and to the 2G and 2.5G TDMA backwards compatibility included in many 3G wireless networks and terminal devices. (See, “-Business Activities, Patent and Technology Licensing”).

We also have developed and patented innovative CDMA technology solutions. Today we hold a significant worldwide portfolio of CDMA patents and patent applications. Similar to our TDMA inventions, we believe that a number of our CDMA inventions are essential to the implementation of the 2G, 2.5G and 3G CDMA systems in use today. Our key CDMA inventions include or relate to (among others):

•	Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment

•	Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms

•	Power control: Highly efficient schemes for controlling the transmission output power of terminal and base station devices, a vital feature in a CDMA system

•	Joint detection and interference cancellation techniques for reducing interference

•	Soft handover enhancement techniques between designated cells

•	Various sub-channel access and coding techniques

•	Packet data

•	Fast handoff

•	Geo-location for calculating the position of terminal users

•	Multi-user detection (MUD)

IEEE 802-based Wireless Technologies

With our strong wireless background, we have expanded our engineering and corporate development activities to include solutions that apply to other wireless market segments. These segments primarily fall within the ever increasing scope of the IEEE 802 family of standards. With the convergence of the popularity of the Internet and wireless connectivity, the appetite for “always-on” broadband connectivity continues to grow among both business and consumer users. Under the premise that “wireline (broadband) addiction will lead to wireless (broadband) adoption,” the number of wireless data users is expected to continue to grow over the next several years. This will lead to a significant increase in RF interference, resulting in more dropped connections, lower data throughput, and decreased service coverage. At the same time, wireless data users will increasingly demand predictable quality-of-service, including high data rates and consistent, continuous network connectivity. Today’s wireless system solutions may not be able to deliver the required performance in an environment of increasing tension between the rapid proliferation of wireless networks, and end user expectations of high quality-of-service. It is these market needs that have driven our engineering and corporate development activities over the last several years.

In 2003, we acquired substantially all the assets of Windshift Holdings, Inc. (formerly known as Tantivy Communications, Inc., “Windshift”) a developer of wireless data communications technology. Included in the acquisition were patents, patent applications, know-how, state-of-the-art laboratory facilities, and other technologies related to CDMA2000, smart antenna, wireless LAN and other wireless communications technologies. We have combined this acquired technology with our cellular technology and know-how to create a suite of technologies and initial set of products designed to address these relatively new segments, which typically operate in unlicensed spectrum bands where interference issues substantially affect quality-of-service. We are branding these product solutions as AIM, an acronym for Adaptive Interference Management. (See, “-Business Activities-Technology and Product Development- Adaptive Interference Management Solutions”).

Participation and Role within the Various Wireless Standards Bodies

Our reputation as innovators helps us to influence the content and direction of wireless technology standards. This influence also creates a positive climate for the growth of business opportunities, both by enhancing our image as a key innovator and providing early intelligence on technologies and market trends.

To facilitate our position as a contributor to emerging wireless standards we are active members of the Third Generation Partnership Project (3GPP) through our membership in the European Telecommunications Standards Institute (ETSI), a participant in the Third Generation Partnership Project 2 (3GPP2), and are also an active member of several SDOs and industry associations that influence and sponsor standards development including the ITU-R, the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS), and the American National Standards Institute (ANSI). We have been active in 3G standards, contributing numerous submissions to SDOs worldwide. In addition, we are submitting a growing number of technical contributions into the IEEE 802 wireless Standards Groups and expect that effort to continue to expand. We also have taken leadership positions in a number of these SDOs. Company management and engineers either have served or are currently serving in a number of leadership positions in key industry SDOs including past Chair of the IEEE 802.16a Task Group (Broadband Wireless Access, 2 to 11 GHz), current Chair of the IEEE 802.16e Task Group (Mobile Broadband Wireless Access); current Vice Chair of the 3GPP RAN Working Group 3 (WG3); Chair of the ATIS Wireless Technologies and Systems Committee (WTSC) Wireless Wideband Internet Access subcommittee (formerly T1P1.4); past North American Rapporteur for the ITU-R IMT-2000 Deployment Handbook; past Editor, 3GPP RAN WG1 Physical Layer Procedures

(TDD)(R5) and past Editor and Rapporteur, 3GPP RAN WG4, TDD Base Station Classification. In addition to our participation in a number of standards bodies, we also are active in several technology forums that foster our business interests.

Based on our history of invention and our extensive participation in the standards bodies, together with the extensive use of our technology innovations across different standards, we believe that our patent portfolio, including patents applied for, is applicable to all of the air interface protocols described in the IMT-2000 standard. We also believe that we will have patents essential to new IEEE 802.11 standards currently under development. We have indicated to the appropriate SDOs that we hold patents and patent applications that are essential for implementation of the present 3G standards in products, and have, in conjunction with such indication, declared that our patented inventions will be available for license under the general principles of fairness, reasonableness and/or non-discrimination. (See, “-Business Activities, Patent and Technology Licensing”).

Business Activities

Technology and Product Development

Over the course of our history, we have designed, developed and placed into operation a variety of advanced wireless technologies, systems and products. In addition, through our involvement in the standards bodies and incubation efforts, we monitor emerging technologies and identify needs created by the development of advanced wireless systems. The Company began developing CDMA solutions in early 1999. Since 1999, we have focused the vast majority of our technology and product development on the air interface technology referred to as WCDMA. More recently, we have devoted resources to initial product implementations of our Adaptive Interference Management technologies and we continue to expand our technology and product development business, targeting new customers for our existing technologies and products as well as targeting new markets and investing in new technologies, such as wireless IEEE 802 wireless standard compliant solutions.

We recorded expenses of $51.2 million, $45.9 million, and $46.1 million during 2004, 2003 and 2002, respectively, related to our research, technology and product development efforts. Research and development efforts enable us to patent many of our inventions. As a result of such patents, we have generated substantial royalty revenues. In addition, in 2004, 2003, and 2002, we recognized revenues associated with technology development projects totaling $0.1 million, $1.1 million, and $4.5 million, respectively. Revenue amounts in 2003 and 2002 were primarily associated with a TDD development project for Finland-based Nokia Corporation (Nokia).

3G Air Transport Solutions

The WCDMA technology suite is comprised of two duplexing methods, FDD and TDD. With FDD transmission, communications signals are transmitted in full duplex mode via two separate radio bands of equal size. With TDD transmission, communications signals are sent in half duplex mode using a single radio channel. While global market demand for FDD products is growing in tandem with the emerging market demand for 3G generally, we expect that any deployment of TDD products will trail the emergence of FDD products.

FDD Technology Products

Infineon Technologies AG

We developed and continue to support an FDD protocol stack for use in terminal units under our cooperative development and sales agreement with Infineon Technologies AG (Infineon). This FDD protocol stack interfaces with existing GSM/GPRS hardware and software, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. The Company and Infineon completed the full multi-mode FDD protocol stack in 2003 and, in first quarter 2004, conducted a successful public demonstration of the protocol stack operating in a fully functional 3G handset. The FDD protocol stack solution is being offered to 3G mobile phone and semiconductor producers. We have supported Infineon in its early product launch with interoperability testing and continue to support product certification and launch with field support, lab testing and software support.

Under the March 2001 agreement with Infineon, which has a duration of twelve years from the first sale of the joint 3G protocol stack, the parties each own the technology they develop. In addition, the parties have cross-licensed to each other a limited set of patents for specified purposes. In our case, the cross-licensed patents are those generally applicable to the jointly developed software and related products for specified purposes. We have also agreed to a framework for determining royalties in other 2G and 3G products. No revenues have been generated under this agreement to date. (See, “-Risk Factors, We Rely and Intend to Rely on Relationships with Third Parties to Develop and Deploy Products”).

As a result of the relationship established under the March 2001 agreement, Infineon additionally requested that we provide Outer Loop Power Control software for Infineon’s UMTS platform. In addition, due to the technology portfolio we developed, we were positioned to license a commercial FDD protocol stack to General Dynamics Decision Systems, Inc. (General Dynamics) as described below.

General Dynamics Decision Systems, Inc.

In December 2004, we entered into an agreement with General Dynamics, to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCMDA modem technology, originating from the technology developed under our agreement with Infineon, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million in exchange for delivery of and a limited license in our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs, maintenance and product training. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables for up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The contract may be terminated for convenience if the U.S. Government terminates for convenience that portion of the MUOS Program that includes General Dynamics.

HSDPA Development

As part of our commitment to develop and offer a robust FDD product offering, we are developing the next generation of FDD (3GPP Release 5) that provides advanced high-speed data capabilities. This technology is referred to as HSDPA (High-Speed Downlink Packet Access). Our HSDPA development effort includes the physical layer (commonly referred to as Layer 1) and the software protocol stacks (commonly referred to as Layers 2/3). Through our involvement in the standards bodies, we have made important contributions to the development of this technology. We are offering our HSDPA solution to semiconductor and handset manufacturers as a transfer of technology blocks for incorporation into UMTS FDD Release 99/Release 4 chips and as a separate coprocessor chip for early product introduction.

TDD Technology Products

Our TDD technology development work began in 1999 when we entered into a strategic technology development agreement with Nokia involving the development and validation of fully standards compliant WTDD technology. Under the Nokia development agreement, we own all of the developed technology and have the ability to license the technology to other companies, as well as design, manufacture, sell and use products and components that utilize the resulting technology. Under this agreement, we delivered technology building blocks to Nokia for use in 3G wireless products for which they paid an aggregate amount of approximately $58.0 million. This development effort concluded in 2003 upon final verification, testing and acceptance by Nokia. Certain royalty-free, non-exclusive licenses relating to TDD granted to Nokia under the agreement continue following completion of the development work. (See, “-Patent and Technology Licensing, Patent Licenses”).

We deployed a demonstration system using our TDD technology, and demonstrated live, over-the-air, full screen streaming video calls at 2 Mbps while operating over a point-to-point fully functioning radio network controller, base station, and end-user terminal device. We have experienced varying degrees of preliminary interest in our TDD technology among manufacturers and operators as they begin to evaluate their use of unpaired spectrum. We will continue to monitor market interest in TDD. Allocation of current resources to our TDD development program has been deferred until we see further development of commercially meaningful market interest in TDD technologies or other technologies to which our TDD technology and know-how may apply. One area where we have sought to leverage our TDD technology and know-how is in advanced radio resource management. (See, “-AIM PerformwareTM Solutions”).

Adaptive Interference Management Solutions

AIM Antenna™ Products

With our acquisition of substantially all the assets of Windshift in July 2003, we added smart antenna technology and capabilities to our portfolio. We have devoted additional resources to further develop and commercialize the product design which we now offer to OEM, ODM and semiconductor companies under the brand of AIM (Adaptive Interference Management) Antenna technology. In general, smart antenna technology seeks to improve the ability of a wireless device to acquire and hold the strongest path of a given radio signal. Our AIM Antenna technology employs a switched beam antenna that results in increased wireless system capacity, improved coverage and extended device battery life. Our product offering includes patented beam switching algorithms, antenna designs and related know-how licenses and specialized engineering services. We are actively marketing AIM Antenna technology in the IEEE 802 wireless market, where it can be deployed in client devices including PC cards, USB devices, PCI cards for desktops as well as fully integrated into mobile devices. In December 2004, we entered into an agreement with Atmel Corporation (Atmel) to offer our AIM Antenna product solution in Atmel’s WLAN products. In addition to IEEE 802.11 products, we are in active development of AIM Antenna technology for application to the cellular mobile environment and we are currently pursuing relationships with top antenna manufacturers, ODMs and OEMs.

AIM Performware™ Solutions

As part of our Prior TDD development efforts, we created a complete suite of advanced radio resource management algorithms that maximize system performance, lower deployment costs and enhance operators’ service offerings under different network deployment scenarios. We have extended this radio frequency (RF) management middleware technology to create a product solution for the IEEE 802 wireless market which we offer under the trademark AIM Performware. Our AIM Performware software algorithms enable wireless devices to allocate radio resources to suit the character of wireless traffic, optimizing network stability, connection reliability, system capacity, terminal battery consumption, and overall quality of service. In addition, the constructs and approaches involved in the AIM Performware solution may well be applicable in the integration of IEEE 802 and cellular systems technologies.

Future Technology Efforts

The Company has created the InterDigital Incubation Center (IIC), comprised of a dedicated team of engineers, to explore and foster the development of new architectures and technologies for wireless systems. Under the direction of the Company’s Chief Technology Officer, the IIC is focusing on identifying leading-edge technologies that have attractive long-term commercial potential in the wireless market. The IIC works with leading universities and research centers to expand the scope of its work and the Company’s development efforts in material sciences and advanced software applications. We have entered into a series of collaborative development and consulting agreements with leading universities and professors which we might leverage by licensing the intellectual property advancements we have helped fund.

We also have selectively pursued relationships or acquisitions that enhance our intellectual property portfolio and/or accelerate our time-to-market, such as our acquisition, in July 2003, of substantially all the assets of Windshift. (See, “–Business Activities – Adaptive Interference Management Solutions”). In first quarter 2005, we acquired, for a purchase price of $8.0 million, selected patents, intellectual property blocks and related technology and products assets, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other technology systems.

Patent and Technology Licensing

Our business model is based on developing advanced wireless technology solutions, and then making those solutions available to customers through non-exclusive licensing arrangements and product sales. These solutions, many of which are patented, include inventions, know-how and other technical data (e.g., software, designs, specifications, etc.) related to the design and operation of digital wireless products. We also seek to complement and enhance internally developed solutions by leveraging third party intellectual property through acquisitions and partnering. In arrangements we enter into with other companies to develop new technologies, we typically have retained ownership of all or portions of the patents, copyrights, know-how and/or other technical data we develop. One method by which we monetize these investments is through the non-exclusive licensing of our patents and technology.

Our Patent Portfolio

As of December 31, 2004, the Company’s patent portfolio consisted of 444 U.S. patents (119 of which issued in 2004), and 1,256 non-U.S. patents (327 of which issued in 2004). The Company also has numerous patent applications pending worldwide. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA) and expire at differing times ranging from 2005 through 2024. (See, “-Risk Factors- Our Future Financial Condition and Operating Results Could Fluctuate”).

The United States Patent and Trademark Office (USPTO) permits the filing of “provisional” applications for, among other reasons, protecting rights on an expedited basis. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, a formal filing which may add additional content such as claim language to the provisional application, including the combination of more than one provisional application. The USPTO as well as other patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or part, on a previously filed patent application. Most of our foreign patent applications are single treaty application filings, which can produce patents in all of the countries that are parties to the treaty.

During 2004, we filed 159 new, non-provisional, non-continuation U.S. patent applications. Including provisional and continuation applications, as well as international filings claiming priority to a U.S. patent application, the Company filed a total of 858 patent applications in 2004.

Patent Licenses

A significant portion of our business involves the licensing of our patents on a worldwide basis. A number of our patented inventions have been included in various digital wireless communications standards. We consider many of these patented inventions to be essential (i.e., required to be used) to build equipment in accordance with the standards. (See, “-Evolution of Wireless Standards”.) Those standards include, but are not limited to, TIA/EIA-54/136, narrowband CDMA (TIA/EIA-95 and similar standards), WCDMA (both FDD and TDD), cdma2000, TD-SCDMA, GSM, GPRS, EDGE, PDC, PHS, TETRA and DECT. We also expect that many of our patents and patents expected to issue from existing applications will be commercially important in the actual 2G, 2.5G and 3G product implementations. Accordingly, we believe that companies making, using or selling products compliant with these standards require a license under our patents. We also believe that our patents have application beyond the air interface environment, including to IEEE 802 and smart antenna/interference management technologies.

Currently, numerous manufacturers supply digital cellular equipment conforming to such standards. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach these companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to do so. In our license negotiations, we typically seek consideration for the prior sales of infringing equipment, as well as patent royalties for future sales of equipment incorporating the patented inventions. We are in active discussions with a number of companies on a worldwide basis regarding the licensing of our 2G, 2.5G and 3G-related patents. We attempt to be creative in structuring broad-based agreements that enable unlicensed companies to meet their obligations to us and position us as a value-added partner. During negotiations, from time to time, unlicensed companies raise different defenses and arguments as to the need to enter into a patent license with us. In the past year, these defenses and arguments have included positions by companies (i) as to the essential nature and/or validity of our patents, (ii) that their products do not infringe our patents, and (iii) relating to the impact on them of pending litigation between us and other third parties. We address these arguments and defenses by asserting our positions on essentiality and infringement, and by asserting our position that the existence of litigation does not provide a defense to the legal requirement for a patent license. Also, from time to time, if we believe that a third party is required to license our patents in order to manufacture and sell certain digital cellular products, and such third party will not enter into a license, we may institute a patent infringement lawsuit against the third party.

We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, use or sell, or intend to manufacture, use or sell, equipment that implements the inventions covered by our extensive portfolio of patents. In earlier years, we developed wireless technology solutions relating to 2G and 2.5G technologies. As a result, earlier licensing agreements include the 2/2.5G patents generated from such technology development. We continue to seek to license our 2/2.5G patents, as the key 2/2.5G patents will generally not start to expire until 2006, and 2G products remain pervasive in today’s market. Since 1992 we have also been developing wireless technology solutions relating to 3G technologies, which have generated a significant number of 3G patents and continue to lead to the filing of additional 3G-related patent applications.

In addition to patent licensing, we have been actively engaged in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. In 1999, we signed a technology transfer agreement with Nokia involving the development of TDD technology. In 2001, we entered into a strategic relationship with Infineon involving the development of FDD technology and products. (See, “-Business Activities, Technology and Product Development, 3G Air Transport Solutions”). In 2004, we entered into an agreement with General Dynamics for the supply of our WCDMA modem technology for incorporation into handheld terminals. (See, “-Business Activities, Technology and Product Development, 3G Air Transport Solutions”). In 2004, we also entered into a patent and know-how license covering smart antenna technology with Atmel in connection with our AIM antenna product. (See, “-Business Activities, Technology and Product Development, Adaptive Interference Management Solutions”).

At December 31, 2004, we had granted to 36 licensees a total of 42 non-exclusive, generally non-transferable, royalty-bearing or paid-up licenses to incorporate our patented inventions covering 2G and/or 3G standards, plus one license with an additional licensee covering smart antenna technology. When we enter into a new patent license agreement with a licensee, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. In circumstances where we receive consideration for sales made prior to the effective date, we recognize revenue in the quarter in which the patent license agreement is signed. However, if the license agreement is reached as part of the settlement of patent infringement litigation, we recognize consideration for past sales as other income. Our license agreements are structured on a prepaid, paid-up, or current royalty-bearing basis, or a combination thereof. Non-refundable prepayments are advances against payment of future royalties, and are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties due are calculated and either applied against any prepayment, or paid in cash. Sometimes, the royalties due are applied in full against the prepayment while other times they are applied in partial satisfaction. In the latter case, a cash royalty would be due for the remaining amount not applied against the prepayment. Additionally, royalties on sales of covered products under the license agreement are payable or exhausted against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per unit, a percentage of sales, percentage of sales with caps, and other similar measures. The formulas can also vary by other factors including territory, covered standards, quantity and dates sold.

Most of our license agreements that provide for the payment of royalties on an ongoing basis require the payment of royalties based on sales of covered products built to a particular standard. A few agreements that provide for the payment of royalties on an ongoing basis commence when there is an infringed patent issued in the applicable geographic sales region. In third quarter 2004, we transitioned our recognition of per-unit royalties to recognize the revenue in the period when we receive royalty reports from licensees, rather than in the period in which our licensees’ underlying sales occur.

Most of our patent license agreements are royalty bearing, however, some license agreements provide for paid-up licenses and do not require further payments under specified ranges of conditions (e.g., for products built to particular standards). We recognize revenues related to paid-up amounts on a straight-line basis over the effective term of the license.

Our patent license agreement with Siemens AG’s (Siemens) is paid-up under our 2G and selected 3G patents. The Siemens agreement does not include any rights under any of our patents (including essential patents) issuing from patent applications filed after December 15, 1999. Based on these limitations, the Siemens patent license agreement does not provide a license under all of our patents that we believe are essential to 3G, including cdma2000, or all of the inventions which we believe will be essential and which are contained in pending patent applications. Kyocera Corporation’s license under certain of our patents is paid-up for PHS and PDC products, but not as to other TDMA-based products. SANYO Electric Co., Ltd’s (Sanyo) license under certain of our patents is paid-up for PHS and PDC products and, within a limited territory and term, is paid up for certain other equipment, but is generally royalty-bearing otherwise. Toshiba Corporation’s (Toshiba) license under certain of our patents is paid-up for PHS and PDC equipment made, sold and used in Japan but is generally royalty-bearing otherwise. NEC Corporation of Japan’s (NEC) license under certain of our patents is paid-up as to PDC and PHS products; and the 2G Matsushita Electric Industrial, Inc. license under certain of our patents is generally paid-up for TDMA-based 2G and 2.5G products.

Our patent license agreement with Nokia is paid-up, generally, with respect to 2G and 3G covered products through the end of 2001, and contains a structure for determining the royalties thereafter. Nokia and InterDigital Technology Corporation, one of our wholly-owned subsidiaries (ITC), are parties to an ongoing arbitration proceeding regarding Nokia’s royalty obligations for covered product sales beginning on January 1, 2002. The parties are awaiting the arbitration panel’s decision, which is currently expected no later than May 31, 2005. (See, “-Legal Proceedings”). In addition, as part the development project with Nokia completed in 2003, Nokia’s royalty obligations are also paid-up for TDD products based upon the scope of technology delivered under the development project. (See, “-Business Activities, Technology and Product Development”). Nokia is also non-exclusively licensed on the same basis with respect to certain patents technically necessary to implement TDD technology; however, such paid-up license does not extend to non-TDD functionality.

In March 2001, ITC signed a worldwide, royalty-bearing CDMA patent license agreement with Matsushita Communications Industrial Co., Ltd. (Matsushita), for Matsushita to manufacture, have manufactured, distribute and sell 3G terminal units, test equipment and infrastructure. Matsushita sells products under the Panasonic brand. In April 2001, ITC received an up-front non-refundable payment of $19.5 million (less non-U.S. source withholding taxes) as an advance against future royalties under the Matsushita patent license agreement. Pursuant to the agreement, after the initial prepayment is exhausted through sales of covered product, Matsushita has agreed to pay additional royalties to ITC as Matsushita (or its subsidiaries) sells covered product using ITC’s patents issued around the world. Matsushita’s royalty obligations under the patent license agreement legally accrue during the pendency of patent applications to the extent the local law permits recovery of patent-related compensation prior to patent issuance. For Japan, the parties agreed that such accrual would commence with covered product sales beginning in 2003. We are in discussions with Matsushita as to the impact of various patents that have been issued in Japan and other countries to ITC. To date, we have not recognized any revenue associated with this patent license agreement. The timing and amount of any revenue recognition will be dependent upon, among other things, the issuance in Japan and/or other countries of relevant patents covering infrastructure and/or terminal units, and receipt of relevant royalty reports from Matsushita. In all cases, we will recognize revenue associated with this agreement when all elements required for revenue recognition are met.

Additionally, in 1994 we entered into a paid-up CDMA-based patent license agreement with Qualcomm, Inc. (Qualcomm) that is limited in scope. The Qualcomm license excludes, among other things, any rights under our patents as regards TDMA standards, any rights under any of our patent applications filed after March 7, 1995, any rights under the patents and applications subsequently acquired, such as was the case with the Windshift transaction, and any rights to any patents relating to cellular overlay and interference cancellation. The Qualcomm license agreement grants Qualcomm the paid-up right to grant sub-licenses under designated patent and patent applications to Qualcomm’s customers. For some of our patents, Qualcomm’s sublicensing rights are limited to those situations where Qualcomm is selling ASICs to the customer. For a limited number of patents as to which applications were filed prior to March 7, 1995, Qualcomm may grant licenses under such ITC patents regardless of whether the customer is also purchasing an ASIC from Qualcomm. Based on these limitations, Qualcomm is not licensed under a significant portion of our patents that we believe are essential to 3G, including cdma2000, nor under a significant portion of the inventions which we believe will be essential and which are contained in pending patent applications. The proportion of essential Company patents under which Qualcomm is licensed has diminished substantially over time as the Company has been inventing and acquiring technology at an accelerating rate since early 1995 and the proportion continues to dramatically reduce on an annual basis.

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

Expenditures relating to maintaining our current licenses (other than enforcement and arbitration proceedings) are not material, and are predominantly administrative in nature. Cash flows from patent license agreements have been used for general corporate purposes, including substantial reinvestment in standards contributions, technology development and productization. Revenues generated from royalties are subject to quarterly and annual fluctuations.

In 2004, 2003, and 2002, respectively, 77%, 64%, and 94% of our total revenue was derived from licensees based in Japan but generally covering products sold both within and outside of Japan. In 2004, revenues from our licensees NEC, Sharp Corporation of Japan (Sharp), and Sony Ericsson were approximately 43%, 24%, and 12% of our total revenues, respectively.

Licensees Generating 2004 Revenues Exceeding 10% of Total Revenues

The loss of revenues and cash payments under any of the license agreements discussed below (with the exception of the NEC 2G Agreement, for which all present and anticipated cash has been received) would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

ITC is a party to a worldwide, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent licenses with NEC. Pursuant to its patent license agreement with ITC, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. Through second quarter 2004, we recognized revenue associated with this agreement in the periods that NEC’s underlying sales occurred, and thereafter, in the periods we receive the related royalty reports. This patent license agreement expires upon the last to expire of the patents licensed under the agreement. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G), which expires upon the last to expire of the patents licensed under the agreement. In 2002, the parties amended that agreement to provide for the payment by NEC to ITC of $53 million, in exchange for which royalty obligations for PHS and PDC products are considered paid-up. We are recognizing revenue associated with this $53.0 million payment on a straight-line basis from the January 2002 agreement date through February 2006, which is the expected period of use by NEC. It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2004, we recorded revenues of $44.3 million from NEC of which approximately $12.9 million is attributable to our 2G patent license agreement and approximately $31.3 million is attributable to our narrowband CDMA and 3G patent license agreement.

ITC is a party to a worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sony Ericsson (Sony Ericsson Agreement) covering sales of terminal units compliant with 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA standards. Under the terms of this license agreement, we received payments totaling $20.3 million related to sales of terminal unit products through December 31, 2002. We recognized this amount as revenue in 2003. For periods thereafter through 2006, Sony Ericsson is obligated under the terms of its agreement to pay ITC a royalty on each licensed product sold. In addition, Sony Ericsson made non-refundable advance royalty payments of approximately $26.2 million to ITC in 2003 covering Sony Ericsson’s projected sales in 2003 and 2004 which has been exhausted. Sony Ericsson made an additional royalty prepayment during the first quarter of 2005 of approximately $28 million primarily covering Sony Ericsson’s projected sales in 2005 and 2006. These prepayments entitle Sony Ericsson to receive royalty rate discounts. Through second quarter 2004, we recognized revenue associated with this agreement in the periods Sony Ericsson’s underlying sales occurred. Commencing third quarter 2004, we recognize revenue associated with this agreement in the periods that we receive the related royalty reports. If the prepayment is exhausted prior to the end of 2006, Sony Ericsson will become obligated to make additional royalty payments on sales of licensed products through the end of 2006, at which time its license becomes paid-up. This license agreement expires upon the last to expire of the patents licensed under each agreement. In 2004, we recorded revenues of $12.7 million from the Sony Ericsson Agreement.

ITC is a party to a non-exclusive, worldwide, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (Sharp PDC/PHS Agreement) covering sales of terminal devices compliant with TDMA-based PDC and PHS standards. In second quarter 2003, ITC and Sharp extended the term of the Sharp PDC/PHS Agreement until April 2008. Under the extension, Sharp made a $17.5 million up-front payment consisting of a renewal fee of $2.0 million and a royalty prepayment of $15.5 million. The royalty prepayment was exhausted in 2004, and Sharp has become obligated to make additional royalty payments on sales of licensed products sold through early 2008 as covered products are sold. Through second quarter 2004, we recognized revenue associated with this agreement in the periods Sharp’s underlying sales occurred. Commencing third quarter 2004, we recognize revenue associated with this agreement in the periods we receive the related royalty reports. The renewal fee is being amortized on a straight-line basis over the five-year term of the extension.

ITC and Sharp are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. Under an amendment to that Agreement executed in first quarter 2004 which affects certain payment terms and other obligations of the parties, Sharp made a royalty pre-payment of approximately $17.8 million in second quarter 2004. Once the prepayment is exhausted, Sharp will become obligated to make additional royalty payments on sales of licensed products. We recognized revenue from the prepayment as sales were reported through the second quarter of 2004. Commencing third quarter 2004, we recognize revenue associated with this agreement in the period that sales are reported. This license agreement expires upon the last to expire of the patents licensed under this agreement. In 2004, we recorded revenues of $25.1 million from Sharp of which approximately $12.1 million is attributable to the Sharp PDC/PHS Agreement and approximately $13.0 million is attributable to the Sharp NCDMA/GSM/3G Agreement.

2004 Patent License Activity

In first quarter 2004, we entered into a worldwide, royalty-bearing, convenience-based patent license agreement with Sierra Wireless, Inc. (Sierra) covering the sale of wireless terminal units and wireless modules built to 2G and 2.5G and 3G standards. Through second quarter 2004, we recognized revenue associated with this agreement in the periods Sierra’s underlying sales occurred, and thereafter in the periods that we received the related royalty reports.

In second quarter 2004, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Sanyo covering terminal units and infrastructure compliant with 2G and 2.5G TDMA-based and 3G standards. This new license agreement updates and expands our 1998 patent license agreement with Sanyo covering products compliant with TDMA-based standards. Under the new agreement, Sanyo paid us an upfront amount of $27 million, net of any applicable source withholding taxes. We applied $750,000 of the upfront amount toward the satisfaction of royalties previously recognized as revenue in first quarter 2004 under the agreement in its pre-second quarter 2004 form. Through second quarter 2004, we recognized revenue relating to sales of 2G and 3G products (excluding paid-up products) in the period such sales occurred, and thereafter, in the periods we receive the related royalty reports. Sanyo may apply its royalty obligation for such products against a $5 million credit provided to Sanyo under the new agreement, until such credit is exhausted. Upon exhaustion, Sanyo is required to pay royalties on a current basis. We will amortize evenly the remaining portion of the upfront payment from second quarter 2004 through fourth quarter 2008, the effective term of the new agreement as to such products. We and Sanyo have agreed on a process for negotiating additional payments covering cdma2000 sales in Japan after the expiration of the prepaid period and for sales in the People’s Republic of China and the United States in excess of an allotted number of pre-paid units.

In third quarter 2004, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Toshiba covering terminal units and infrastructure compliant with all 2G and 2.5G TDMA-based and 3G standards. The new patent license agreement updates and expands a prior 2G and 2.5G TDMA-based patent license agreement between us and Toshiba, pursuant to which Toshiba was previously granted a paid-up license relating to certain sales of PDC and PHS compliant products, and now includes all 3G standards. Under the new patent license agreement, Toshiba paid us an upfront amount of $10 million, net of any applicable source withholding taxes, the majority of which serves as a prepayment of future unit-based royalties. Once that prepayment is exhausted, Toshiba will be obligated to pay additional royalties on sales of licensed products (excluding products as to which their license is paid-up) through the last to expire of the patents licensed under the agreement. We recognize a portion of the upfront payment as revenue on a straight-line basis over the expected period of use by Toshiba. We will recognize the remaining portion of the upfront payment in the periods we receive the related royalty reports.

In fourth quarter 2004, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Danger, Inc. (Danger), covering terminal units and infrastructure compliant with 2G and 2.5G TDMA-based and 3G standards. We will recognize revenue associated with this agreement in the periods we receive the related royalty reports.

In fourth quarter 2004, we entered into a non-exclusive, worldwide, convenience-based, royalty-bearing patent license agreement with Option NV (Option), covering terminal units and infrastructure compliant with all 2G, 2.5G, and 3G standards, and 802. We will recognize revenue associated with this agreement in the periods we receive the related royalty reports.

Legal Proceedings

Patent Oppositions

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, our patent claims are subject to uncertainties that are typical of patent enforcement generally. The validity of some of our key patents has been and continues to be challenged in patent opposition and revocation proceedings in a number of jurisdictions. While in a few cases, our patents have been invalidated or substantially narrowed, this has not impaired our patent license program because we generally license a broad portfolio of patents held worldwide, not a single patent or invention in a single jurisdiction. If a party successfully asserts that some of our patent claims are not valid, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe to be commercially important are not infringed, we do not believe there would be a material adverse impact on our ongoing revenues from existing patent license agreements although there could be an adverse impact on our ability to generate new royalty streams. The cost of enforcing and protecting our patent portfolio is significant.

Patent Infringement and Declaratory Action Lawsuits

From time to time, if we believe that a third party is required to license our patents in order to manufacture and sell certain digital cellular products and such third party has not done so, we may institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit. In a patent infringement lawsuit, we would typically seek damages for past infringement, and an injunction against future infringement. The response from the third party can come in the form of challenges to the validity and applicability of our patents. We are currently in such a patent infringement lawsuit with Lucent Technologies, Inc. (Lucent) involving cdma2000 products, and Lucent has filed a counterclaim challenging the validity and applicability of our patents. (See, “Legal Proceedings – Lucent”). In addition, a third party might file a Declaratory Judgment action to seek a court’s declaration that the patent holder’s patents are invalid or not infringed by the third party’s products. The response from the patent holder may include claims of infringement. Nokia recently filed such an action against us in Delaware. (See, “Legal Proceedings – Nokia”). With either type of patent litigation, the risks from an adverse ruling on our ability to secure new licenses and the monetary cost can be significant. As part of a settlement of a lawsuit containing a claim against a third party for infringement, we could recover consideration for past infringement as well as license future sales for which we would be paid a license fee(s) and/or ongoing royalties. Court awards and settlements of patent infringement lawsuits can be substantial, but are uncertain, unpredictable and often of a non-recurring nature. If we recover amounts owed for past sales from the settlement of litigation (excluding contractual arbitration rulings) or pursuant to a litigation award, we recognize these amounts as other income.

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

We believe that the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung Electronics Co., Ltd. (Samsung) on 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and terminal units under their existing patent licensing agreements with us. We believe that, under MFL provisions applicable to their respective patent licenses, both companies are obligated to pay royalties on sales of covered products from January 1, 2002 by reference to the terms of the Ericsson and Sony Ericsson licenses. Our patent license agreement with Nokia provides that, in exchange for a payment of $31.5 million, Nokia’s royalty obligation to ITC had been paid-up generally with respect to certain 2G and certain 3G covered products through the end of 2001. The MFL provision in this agreement provides that Nokia’s royalty obligations will be defined by the relevant licensing terms applicable to other designated leading manufacturers of wireless telecommunications equipment. It is our position that Ericsson and Sony Ericsson constitute such leading manufacturers under Nokia’s agreement. Since the Ericsson and Sony Ericsson license agreements apply only to 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and terminal unit products, one or more additional agreements with a designated leading manufacturer will be necessary, in the absence of agreement between us and Nokia, to fully define the full scope of Nokia’s obligations (including 3G) under its patent license agreement. The starting point for calculating Nokia’s royalty obligation will be January 1, 2002. In the absence of the application of alternative royalty terms pursuant to the application of Nokia’s MFL provision or agreement between the parties, Nokia’s license (except to the extent paid up) will expire December 31, 2006.

In 2002, Samsung elected to apply its MFL provision to our patent license agreement with Nokia as regards Samsung’s 2G and 2.5G GSM/GPRS/EDGE products. Therefore, it is our position that, beginning in 2002, Samsung’s royalty rate is determined in the same manner as Nokia’s royalty rate is determined for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and terminal unit products. Nokia and Samsung each disputed our positions, and initiated arbitration proceedings to resolve the disputes. Nokia is seeking a determination that their obligation under our existing patent license agreement with Nokia is not defined by our license agreements with Ericsson and Sony Ericsson or has been discharged. The hearing in the Nokia arbitration was conducted in January 2005, and the Tribunal is expected to deliver a draft Award to the International Court of Arbitration of the International Chamber of Commerce (ICC) on or before an approximate date of March 31, 2005. The Company had previously been informed that the ICC set May 31, 2005 as the last date for rendering a Final Award. Samsung is seeking a determination that Samsung’s obligations under our existing patent license agreement with Samsung are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. The evidentiary hearing in the Samsung arbitration is scheduled for June 2005. (See, “-Item 3. Legal Proceedings”).

Competition

We compete in a wireless communications market which is characterized by rapid technological change, frequent product introductions, evolving industry standards and, in many products, price erosion. Further, many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect third parties’ decisions to purchase products or license technology from us. (See, “-Risk Factors, We Face Substantial Competition From Companies With Greater Resources.”).

The development cycle and the time it takes for the technologies we develop to become accepted in the marketplace can take years. Our future success will depend on (i) our ability to continue to make substantial resource investment in research and development, (ii) our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely and consistent basis (See, “-Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.”), and (iii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. Moreover, during this time frame alternative, competitive solutions often surface. Such alternative solutions may be made available to potential customers at a lower cost or a competitor may offer a more comprehensive solution. (See, “-Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed.”). Our products and services face competition from existing companies developing product and technology offerings comparable to ours for the same standardized air interface (e.g., a number of companies offer FDD protocol stack solutions). The number of competitors varies by product and technology market, but the competitive landscape can generally be characterized as consisting of a relatively small number of firms who deliver technology and products to wireless semiconductor and equipment producers. We are well positioned in this market to deliver competitive products because of our broad systems capability; the depth of our experience in developing physical layer, protocol stack and component design solutions; the depth of our technology and intellectual property portfolio; our financial strength and our ability to deliver time-to-market and cost advantages to our customers. We also face competition from the in-house development teams at semiconductor fabricators and telecommunication equipment suppliers whom we seek as customers. It is also possible that new competitors may enter the market.

We also face competition as regards the licensing of our patent portfolio. We believe that licenses under a number of our patents and patents arising from patent applications are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may have difficulty in meeting the financial requirements of each patent holder. In response, certain manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis, and impose agreed aggregate 3G licensing fees or rates for essential patents among the collaborating parties. One such group desires to set up procedures to identify whether a submitted member patent is essential, to streamline the licensing of those which are deemed essential, and to limit the overall license fees paid for the collaborating members’ entire portfolio of essential patents. The groups, sometimes identified as “patent platforms”, are likely to be individually formed by collaborating holders of essential patents for each of the principal 3G standards. We (as well as a number of other major 3G essential patent holders) have not, at this time, elected to participate in any patent platforms, but are not precluded from electing to do so at any future time. Participation in this group could simplify the process of entering into licensing agreements but may also result in lower royalty rates to collaborating members for access to essential patents than might otherwise be obtainable outside the patent platform structure.

Employees

As of March 24, 2005, we employed 325 full-time individuals consisting of approximately 223 engineering and product development personnel, 14 patent administration and licensing personnel and 88 other personnel, as well as 12 part-time employees. None of our employees are represented by a collective bargaining unit.

Executive Officers

The information regarding the executive officers of InterDigital is included pursuant to Part III, Item 10 of this Annual Report on Form 10-K as follows:

NAME	AGE	POSITION
Howard E. Goldberg	59	President and Chief Executive Officer

Charles “Rip” Tilden	51	Chief Operating Officer

Richard J. Fagan	48	Chief Financial Officer

William J. Merritt	46	General Patent Counsel and President of InterDigital Technology Corporation

Alain C. Briancon	45	Chief Technology Officer

Mark A. Lemmo	47	Senior Business Development Officer

Brian G. Kiernan	58	Chief Strategic Standards Officer

William C. Miller	50	Senior Programs and Engineering Officer

Lawrence F. Shay	46	General Counsel

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

Richard J. Fagan joined InterDigital as a Senior Vice President and Chief Financial Officer in November 1998, and was promoted to Executive Vice President in September 1999. The title distinctions among Vice Presidents at the executive level, were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Fagan’s title. Prior to joining InterDigital, Mr. Fagan served as Controller and Treasurer of Quaker Chemical Corporation, a Pennsylvania corporation, since 1994.

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

Dr. Alain C. Briancon joined InterDigital as Executive Vice President and Chief Technology Officer in January 2001. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Briancon’s title. From 1996 through December 2000, Dr. Briancon served as Vice President and General Manager of Motorola Inc., with the Advanced Services Applications Platform Division within the Semiconductor Product Sector from 1999 to December 2000.

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

Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Mr. Kiernan’s title was changed to Chief Strategic Standards Officer. Prior to that, Mr. Kiernan held the position of Vice President, Marketing Support since January 1993.

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

Lawrence F. Shay joined InterDigital as Vice President, General Counsel and Corporate Secretary in November 2001. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Vice President was deleted from Mr. Shay’s title. Mr. Shay served as Corporate Secretary until September 2004. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly held Internet professional services corporation, from June 1999 to June 2001, Executive Vice President from September 2000 until June 2001, and Senior Vice President from June 1999 until September 2000. U.S. Interactive, Inc. filed a Chapter 11 bankruptcy petition in January 2001 and a reorganization plan was confirmed in September 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

InterDigital’s executive officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements that provide for severance pay and continuation of designated benefits. Mr. Goldberg’s agreement generally provides for the payment of severance of up to a maximum of eighteen months salary and up to a maximum of eighteen months’ continuation of medical and dental benefits. The other executives’ agreements generally provide for the payment of severance up to a maximum of one year’s salary and up to a maximum of one year’s continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options.

Risk Factors

This Annual Report, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis”, contains forward-looking statements reflecting, among other things, the Company’s beliefs and expectations as to: (i) the deployment, migration to and growth of the 3G market and the wireless data services market; analysts and industry expert forecasts as to the market for wireless products and services and growth of certain technologies; our belief as to the inability of existing system solutions to meet anticipated demands of wireless data users; (ii) our ability to influence the wireless technology standards development process; the timing of new standards being adopted; (iii) our strategy including: (a) the development and delivery of advanced wireless technologies to address the constantly evolving demands of the wireless market while securing and protecting the underlying intellectual property; (b) a program of licensing our patented technology to wireless equipment producers worldwide; (c) the implementation of our technologies into a diversified portfolio of products to serve a broad range of customers in the global cellular, IEEE 802 wireless and U.S. government markets; (d) maximizing the value proposition for our customers and partners by combining our intellectual property rights and technology products into a coordinated offering; (e) substantial involvement in key worldwide standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those standards; (f) acquisition of valuable intellectual property, technologies and products that will enhance the value of our portfolio of solutions for our customers; (g) creatively structured relationships with leading technology developers and equipment producers; (iv) our belief that a number of our inventions are essential to the 2G, 2.5 G and 3G standards, and many will be commercially important in 2G, 2.5G and 3G product offerings and have application and will be essential in IEEE 802 and interference management technologies and our belief that our patent portfolio is applicable to all air interface protocols described in the IMT—2000 standard; (v) our plans to: (a) continue testing and implementation of the Company’s and Infineon’s FDD protocol stack, (b) offer our HSDPA solution to semiconductor and handset manufacturers; (c) monitor market interest in TDD technology and defer allocating further resources on TDD development; (d) market our AIM Antenna technology in the IEEE 802 wireless market, pursue relationships with top antenna manufacturers, ODMs and OEMs and our beliefs as to the applications and capabilities of our AIM Antenna and AIM Performware solutions; (e) enhance internal development efforts by partnering with leading universities and researchers and acquisitions and leveraging such relationships and acquisitions through licensing of associated patents and technology; (vi) the timing of deliverables and associated payments under our General Dynamics contract; (vii) our future revenues, cash flow, short-term investment position, operating expenses, and capital expenditures, and the sources and timing thereof, and our near term operating requirements and lack of need to seek additional financing; (viii) our ability to monetize our investment in technology development primarily through patent licensing or sale of all or a portion of our technologies; (ix) our ability to enter into new customer, partner and licensing relationships, secure patent protection for our inventions, and develop, introduce and sell new products, technology and enhancements on a timely and consistent basis; (x) the royalty obligations of Nokia and Samsung under their respective patent license agreements with us and the timing of the respective arbitration proceedings; (xi) our ability to collect royalties under existing license agreements and settlement agreements and derive future revenues from our patents, including: (a) the impact of a successful action against some of our patents based on validity or infringement or the impact of a design around some of our commercially important patents on ongoing and new royalty revenue streams and; (b) the impact on our cash flow, results of operations and level of profitability due to loss of revenues under the NEC 3G License, Sony Ericsson Agreement, or Sharp PDC/PHS Agreement and our expectation as to the structure of new patent license agreements. Words such as “expect,” “will,” “believe,” “could,” “would,” “may,” “anticipate,” “our strategy,” “future,” “target,” “trend,” “seek to,” “will continue,” “outcome,” “predict,” “due to receive,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements.

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

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We invest significant engineering resources in the development of advanced wireless technology and related products. These investments may not be recoverable or not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect or we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected. For example, our ability to capitalize on our investments in WCDMA and smart antenna solutions depends upon market interest in such technologies. There are emerging wireless technologies, such as WiMAX, that may compete with WCDMA. If deployments of such other technologies obtained significant market share, the market size for WCDMA products could be reduced. All of these competing technologies also could impair multi-vendor and operator support for WCDMA, key factors in defining opportunities in the wireless market. Similarly, changes or delays in the implementation of new wireless standards could limit our opportunities in the wireless market.

Our Technology and Product Development Activities May Experience Delays.

We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies and products. Delays may have adverse financial effects and may allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that we have adequate staffing or that our development efforts will ultimately be successful. Further, if such development efforts are not successful or delays are serious, strategic relationships could suffer and strategic partners could be hampered in their marketing efforts of products containing our technologies. As a result we could experience reduced revenues or we could miss critical market windows. Moreover, our technologies have not been fully tested in commercial use. It is possible that they may not perform as expected. In such case, our business, financial condition and operating results could be adversely affected and our ability to secure new customers and other business opportunities could be diminished.

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

Our Future Financial Condition and Operating Results Could Fluctuate.

Our financial condition and operating results have fluctuated significantly in the past and might fluctuate significantly in the future. Our financial condition and operating results could continue to fluctuate because (i) our markets are subject to increased competition from other products and technologies; (ii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, and the timing, nature or amount of revenues associated with strategic partnerships; (iii) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; (iv) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the standards, and adverse court decisions; (v) our licensing revenues are currently dependent on sales by our licensees which is outside of our control and which could be negatively impacted by a variety of factors including global economic conditions, buying patterns of end users, competition for our licensees’ products, and any decline in the sale prices our licensees receive for their covered products. Our operating results also could be affected by general economic and other conditions that cause a downturn in the market for our products or technology. Because the base level of many of our expenses is relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. In addition, increased expenses which could result from factors such as increased litigation costs, actions designed to keep pace with technology and product market targets, and other strategic investments, could adversely impact near-term operating results. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Additionally, our 2G licensing revenue is expected to be impacted negatively over time by the decline of the 2G market coupled with the expiration of ongoing royalty obligations starting in 2006. Our revenue and cash flow also could be affected by: (i) the deterioration of the financial condition of any licensee or the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect; and (ii) the failure of 2G and 2.5G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

The Number of 3G Patent Licensors and Downward Pressure on Royalty Rates Could Adversely Affect Our Future Revenue and Cash Flow.

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

We Face Substantial Competition From Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other technologies including existing companies with in-house development teams and new competitors to the market. (See, “-Our

Technologies May Not Be Adopted By the Market or Widely Deployed.”) Many current and potential competitors may have advantages over us, including: (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. In particular, our more limited resources and capabilities may adversely impact our competitive position if the market were to move towards the provision of an existing complete technology platform solution which larger equipment manufacturers have the ability to provide.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.

Our market success depends, in part, on our ability to keep pace with changes in industry standards, technological developments, and varying customer requirements. Changes in industry standards and needs could adversely affect the development of and demand for our technology, rendering products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to these shifts or we experience any significant technical, financial, or other delays in the development, introduction or commercial availability of our products and technology, we could miss a critical market window, reducing or eliminating our ability to capitalize on our technology, products, or both.

Our 2004 Revenues were Derived Primarily from Three Patent Licensees.

Revenues from patent license agreements with Sony Ericsson, NEC and Sharp accounted for approximately 79% of our recurring revenues in 2004. In the event any of these licensees fail to meet their payment and/or reporting obligations under their respective license agreements (with the exception of the NEC 2G Agreement for which all currently anticipated cash has been received), our future revenue and cash flow could be materially adversely impacted. Additionally, since two of these companies (accounting for approximately 67% of our 2004 recurring revenues) are based in Japan, the future level of revenue and/or cash flow from these two companies could be affected by general economic conditions in Japan and each company’s respective success in selling covered products in markets both inside and outside of Japan.

We Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. With respect to FDD products for example, our plan contemplates that these third parties will permit us to have access to product capability, markets, and additional libraries of technology. We currently have one semiconductor partner in our FDD technology development effort-Infineon. Delays or failure to enter into additional partnering relationships to facilitate other technology development efforts could impair our ability to introduce into the market, portions of our technology and resulting products, or cause us to miss critical market windows. With respect to our AIM Antenna technologies, our strategy contemplates that third parties will assist in the proliferation and preference for our technology solutions. The inability of such third parties to successfully market or sell their products containing our technology could impair our ability to meet critical market windows.

Claims by Third Parties That We Infringe Their Intellectual Property Could Harm Our Technology and Product Solutions Business.

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

Affect of Nokia and Samsung Arbitrations

First, we believe that the license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Nokia and Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under their existing patent licensing agreements with ITC. However, Nokia and Samsung each dispute the applicability of the Ericsson and Sony Ericsson agreements, and these disputes are in arbitration. (See, “-Business Activities, Patent and Technology Licensing, Legal Proceedings, Contractual Arbitration Proceedings.”). These disputes have delayed our receipt of the payments that we believe are due from each of Nokia and Samsung. In addition, the resolution of these disputes could (a) reduce or eliminate amounts that we believe Nokia and/or Samsung owe and/or are required to pay in the future, and (b) negatively affect our ability to secure new patent License agreements.

Challenges to and Expirations of Existing License Agreements

Revenue and cash flow from existing and potential licensees may also be affected by challenges to our interpretation of provisions of license agreements. Such challenges could result in rejection or modification of license agreements and the termination, reduction, and suspension of payments. Also, the license grant covering the sale of 2G/2.5G products under the Sony Ericsson Agreement which accounted for 12% of our recurring royalty revenue in 2004 becomes paid-up at the end of 2006, terminating future payments thereunder. In addition, the PHS/PDC license agreement with Sharp which accounted for 24% of our recurring royalty revenue in 2004 expires in 2008, terminating payments thereunder.

Ability to Enter into New License Agreements

We face challenges in entering into new patent license agreements. During discussions with unlicensed companies significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, many of the inventions we believe will be employed in 3G products are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including defenses and arguments (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents, and (iii) relating to the impact on them of litigation in which we are involved. We can not be assured that all prospective licensees will be persuaded during negotiations to enter into a patent license.

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

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents and/or have determined that our patents are unenforceable. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention that, in turn, could negatively affect our results of operations. Moreover, third parties could circumvent our patents not considered essential to the standards through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues.

Certain of our licenses contain provisions that could cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of the existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions under the existing agreements could affect the timing and amount of future recurring licensing revenue.

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

Market Projections are Forward-Looking in Nature.

Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements could affect these predictions. The inaccuracy of any of these projections could adversely affect our operating results and financial condition.

Unauthorized Use or Disclosure of Our Confidential Information Could Adversely Affect Our Business.

We enter into contractual relationships governing the protection of our confidential and proprietary information with our employees, consultants, and prospective and existing customers and strategic partners. If we are unable to timely detect the unauthorized use or disclosure of our proprietary or other confidential information or we are unable to enforce our rights under such agreements, the misappropriation of such information could harm our business.

If Wireless Handsets Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets, and cause a decrease in demand for the products of our licensees and customers. Concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees and customers.

Item 2. PROPERTIES

The Company owns one facility, subject to a mortgage, for approximately 52,000 square feet, in King of Prussia, Pennsylvania. The Company is party to a lease expiring in 2007, for approximately 56,125 square feet of space in Melville, New York. The Company is also a party to a lease expiring in 2006, for approximately 11,918 square feet of space in Montreal, Canada and a lease expiring in 2005 for approximately 20,660 square feet of space in Melbourne, Florida. We expect to renew both the Montreal and Melbourne leases or find comparable space in those vicinities. These facilities are the principal locations for our technology development activities.

Item 3. LEGAL PROCEEDINGS

Nokia

Nokia Arbitration

In July 2003, Nokia requested arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002. Nokia is seeking a determination that its obligation under our existing patent license agreement is not defined by our patent license agreements with Ericsson and Sony Ericsson or has been discharged. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the arbitration panel (“Nokia Tribunal”) until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the Nokia Tribunal cannot award money damages. ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and a determination of the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and included additional claims and defenses relating to the validity and infringement of certain of ITC’s patents. Subsequently, Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents, but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have contested Nokia’s position.

The hearing in the Nokia Arbitration was conducted in January 2005 and the Nokia Tribunal has notified the parties that the Nokia Tribunal expects to submit an internal draft Award to the ICC on or before March 31, 2005 (as an approximate date). The ICC has set May 31, 2005 as the last date for rendering a Final Award and the Company anticipates a decision by the ICC on or before such last date absent an earlier resolution by the parties. Any Final Award could be subject to appeal filings on limited bases and enforcement proceedings by the parties.

Other Nokia Proceedings

In July 2003, Nokia filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. The Court granted Nokia’s motion to intervene in the Ericsson litigation, and provided Nokia with document access on a limited basis. Thereafter, the Nokia Tribunal ordered that certain documents from the Ericsson litigation be produced to Nokia for its use in the Nokia Arbitration, though the Nokia Tribunal made no decision as to whether issues of patent infringement or validity were relevant to the determination of Nokia’s royalty obligation. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation, which motion was granted by the Court. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. Nokia is contesting our appeal.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004 Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s U.K. patents declared invalid (“U.K. Revocation Proceeding”). Nokia also seeks a declaration that the manufacture and sale of certain mobile and infrastructure equipment does not infringe these three patents, and that the patents are not essential under the applicable standard. ITC is contesting all of these claims, and the trial is scheduled to commence in October 2005.

In connection with the U.K. Revocation Proceeding, in September 2004 Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of Texas and the Eastern District of North Carolina have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

During the Nokia Arbitration, in January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against InterDigital Communications Corporation and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. We have filed a motion to dismiss the complaint.

Samsung

In 2002, during an arbitration proceeding, Samsung elected, under its 1996 patent license agreement with ITC (1996 Samsung License Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) as a result of the MFL provision in the Nokia license agreement. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration was filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. ITC has counterclaimed for an arbitration decision requiring that Samsung pay ITC royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position, Samsung would be licensed to sell 3G products on the same terms as Nokia. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The arbitration panel has informed the Company and Samsung that the evidentiary hearing in this matter is scheduled to commence in June 2005.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent, a leading manufacturer of cdma2000 equipment. The case is based on our assertions of infringement by Lucent of several of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit denying any infringement, and seeking a declaration of non-infringement and that the patents are invalid. Lucent has requested attorneys’ fees and costs. The Court has issued a scheduling order pursuant to which the Markman hearing (for claim construction) is scheduled for May 2005, and the trial is scheduled to commence in September 2005. Pursuant to court order, the parties attended a mediation session in January 2005. The parties are currently in the discovery phase of the litigation.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier for the now-settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement.

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

We and our licensees, in the normal course of business, have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business.

Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year ended December 31, 2004, no matters were submitted for a vote of our security holders.

PART II

Item 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sales prices of InterDigital’s Common Stock for the years 2004 and 2003, as reported by The Nasdaq Stock Market.

	High	Low
2004
First Quarter	$27.87	$15.81
Second Quarter	19.50	15.00
Third Quarter	19.46	13.89
Fourth Quarter	23.50	15.34

	High	Low
2003
First Quarter	$24.14	$11.50
Second Quarter	28.85	18.21
Third Quarter	26.25	13.90
Fourth Quarter	21.13	15.00

As of March 1, 2005, there were approximately 1,578 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock since inception. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any settlement or resolution of outstanding arbitrations or litigations, no cash dividends will be paid on our Common Stock and any cash otherwise available for such dividends will be reinvested in our business. The payment of cash dividends will depend on our earnings, any dividend requirements on Preferred Stock if issued in the future, our capital requirements and other factors considered relevant by our Board of Directors.

The Company did not make any purchases of its Common Stock during fourth quarter 2004.

Item 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

Consolidated Statements of Operations Data:	2004	2003	2002	2001	2000
Revenues:
Licensing and alliance (a)	$103,685	$114,574	$87,895	$52,562	$51,244
Products	—	—	—	—	5,634
Total revenues	$103,685	$114,574	$87,895	$52,562	$56,878
(Loss) income from operations	$(6,292)	$29,541	$9,240	$(20,943)	$3,243
Other Income (b)	$—	$10,580	$—	$—	$—
Income tax benefit (provision) (c)	$4,704	$(7,269)	$(8,748)	$(3,418)	$(3,607)
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	$89	$34,332	$2,375	$(19,421)	$5,564
Net income (loss) per common share before cumulative effect of change in accounting principle – basic	$—	$0.62	$0.04	$(0.36)	$0.11
Net income (loss) per common share before cumulative effect of change in accounting principle – diluted	$—	$0.58	$0.04	$(0.36)	$0.10

Cumulative effect of change in accounting principle (d)	$—	$—	$—	$—	$(53,875)
Net income (loss) applicable to common shareholders	$89	$34,332	$2,375	$(19,421)	$(48,311)
Net income (loss) per common share – basic	$—	$0.62	$0.04	$(0.36)	$(0.91)
Net income (loss) per common share – diluted	$—	$0.58	$0.04	$(0.36)	$(0.91)

Weighted average number of common shares outstanding – basic	55,264	55,271	52,981	53,446	52,855
Weighted average number of common shares outstanding – diluted	59,075	59,691	56,099	53,446	57,306

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,737	$20,877	$22,337	$17,892	$12,343
Short-term investments	116,081	85,050	65,229	72,471	76,644
Working capital	106,784	112,325	111,845	87,696	87,390
Total assets	241,920	205,165	191,178	148,381	141,625
Total debt	1,884	1,970	2,159	2,342	2,560
Total shareholders’ equity	$115,659	$97,485	$78,791	$60,274	$73,910

(a)	In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(b)	In 2003, we recognized, as other income, $14 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance agreement.
(c)	Our income tax provision in 2004 included a benefit of approximately $17 million related to the third quarter 2004 recognition of an increase in the value of our deferred tax assets. For the years 2000 through 2003, our income tax provision was comprised primarily of non-U.S. withholding taxes and Alternative Minimum Tax. The volatility in our income tax provision, prior to our recognition of an increase in the value of our deferred tax assets, was primarily due to changes in the level of royalty revenue subject to non-U.S. withholding tax.
(d)	Effective January 1, 2000, we modified our policy for recognizing revenues from patent licensing in response to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”. Under our revised policy we defer recognition of up-front payments that represent the fulfillment or prepayment of a licensee’s future royalty obligations and recognize such up-front payments over the period of benefit.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto, contained in this document. Please refer to the Glossary of Terms immediately following the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-K.

We are in the business of designing and developing advanced wireless technology solutions which we make available for license or sale to semiconductor companies and equipment producers. Our advanced technology solutions are comprised of inventions, know-how and other technical data (e.g., software designs and specifications) related to the design and operation of digital wireless products and systems. We patent many of our inventions and license those inventions to wireless communications equipment producers and related suppliers. In addition, we offer for sale or license, on a non-exclusive basis, various portions of the technology (e.g., reference designs, algorithms, know-how and software) to producers of wireless equipment products and components. Our advanced technology solutions have been developed both independently, in conjunction with certain equipment manufacturers and through strategic acquisitions. We also actively participate in the standard setting process for wireless technologies, contributing solutions that are incorporated, from time to time, into Standards. In 2004, we generated substantially all of our revenue from patent license agreements.

In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. Consequently, our results for 2004 include only three quarters of per-unit royalties compared to four quarters in 2003. Our revenues in 2004, 2003 and 2002 included approximately $1.4 million, $20.6 million and nearly $8.0 million, respectively, related to our licensees’ product sales from prior periods. In 2004 and 2002, our revenues also included $0.4 million and $16.5 million, respectively, of previously received non-refundable prepayments that were recognized upon our receipt of evidence that the licensees had discontinued sales of covered products. These non-recurring items represented approximately 2%, 18% and 28% of our total revenues in 2004, 2003 and 2002, respectively. We also recorded $14.0 million of other income in 2003 related to the settlement of a patent litigation that was not associated with a pre-existing patent license agreement. Unpredictable, non-recurring amounts like those noted above could continue in the future.

In the last three years, we have signed eleven new or amended patent license agreements with both new and existing customers, including six license agreements covering 3G technologies. Over that period, we nearly tripled our quarterly recurring patent license royalties, from $11.1 million in first quarter 2002 to $33.0 million in fourth quarter 2004. The increase resulted from both an increase in the number of licensees and higher royalties from existing licensees based on increased sales of covered 2G and 3G products. We expect that our 2G/3G royalty mix will shift to a higher percentage of 3G royalties as the decade unfolds due to the emergence of the 3G market, the continued maturation of the 2G market and the expiration, beginning in 2006, of certain of our TDMA patents.

During 2004, wireless handset manufacturers, including our licensees, continued to experience declining average selling prices on mature 2G devices with limited functionality (e.g., voice-only handsets). However, these decreases were offset in large part by both increased volumes and higher average selling prices for devices with increased functionality and features, such as 3G devices and camera-enabled 2.5G handsets. Our royalty rates and terms differ by licensee. Some royalty obligations are calculated strictly as a percentage of sales. Other agreements provide for fixed royalties per unit sold and others provide for combinations or variations thereof. As such, changes in our royalty revenue from covered handsets may not highly correlate with overall industry changes in average selling prices or volumes. That was the case in both 2003 and 2004 when we experienced limited diminution in per-unit royalties from licensees due to the mix of royalties and related agreements. We believe our 2G licensing revenue will decline over time as a result of the continued maturation of the 2G market, coupled with the expiration of certain of our TDMA patents in coming years.

From time-to-time, if we believe that a third party is required to license our patents in order to manufacture and sell digital cellular products, and such third party will not enter into a patent license agreement with us, we may institute a patent infringement lawsuit against the third party. In March 2004, we filed a patent infringement lawsuit against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment, for infringement of seven United States patents. The complaint seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorney’s fees. Lucent has responded to the lawsuit denying any infringement.

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we may have a disagreement with a licensee as to the amount of reported sales and royalties due. Currently, we are involved in separate arbitration proceedings regarding our respective license agreements with Nokia Corporation (Nokia) and Samsung Electronics Co., Ltd. (Samsung). The evidentiary hearing and post filing briefs in the arbitration proceeding with Nokia recently concluded. The Tribunal presiding over the arbitration proceeding with Nokia is expected to deliver a draft award to the International Court of Arbitration of the International Chamber of Commerce (ICC) on or before an approximate date of March 31, 2005. The arbitration panel for our arbitration with Samsung has informed the parties that the evidentiary hearing in this matter is scheduled to commence in June 2005.

In 2004, our cost of development increased from approximately $45.9 million to approximately $51.2 million and represented approximately 47% of our total operating expenses. Our development efforts are integral to both establishing product offerings and expanding our portfolio of wireless patents and will continue to be a substantial portion of our operating expenses in 2005.

The value of our deferred tax assets at December 31, 2003, including a net deferred tax asset of $42.1 million relating to our federal net operating loss (NOL) credit carryforwards, was $88.3 million. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets other than those associated with revenue that was recognized in the computation of our foreign source withholding tax liability but deferred for financial statement purposes. During 2004, we determined that our recent operating performance coupled with our current expectations to generate future taxable income indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in the statement of operations and approximately $10 million was credited directly to additional paid-in-capital. Our assessment of the value of our deferred tax assets did not take into consideration all potential income sources, such as impacts from litigation or arbitration proceedings. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future.

We seek to maintain a strong balance sheet and have increased our cash and short-term investment position from $105.9 million at December 31, 2003 to $131.8 million at December 31, 2004. We achieved this increase while investing approximately $17 million during 2004 to repurchase one million shares of our common stock. In fourth quarter 2004, our Board of Directors authorized a program to repurchase an additional one million shares of common stock. In March 2005, the Board expanded their authorization under this share repurchase program by one million shares. We initiated share repurchases under this share repurchase program early in 2005. We plan to continue to maintain a strong cash and short-term investment position. However, we will consider investment opportunities that may require us to reduce our cash and short-term investment position and/or increase our long-term debt. Such opportunities may include, but are not limited to, additional share repurchase programs, accelerated investment in our internally developed technology and the acquisition of patents and technology products from third parties.

Our revenue and cash flows are dependent, in large part, on the overall market for wireless products and our licensees’ share of that market. Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.7 billion at the end of 2004. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers will reach 3 billion in 2009.

  * 2004 and 2005 data represents projections of handset sales.

  Source: Strategy Analytics, Inc. – March 2005.

The growth in new cellular subscribers, combined with customers who are replacing their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to approximately 680 million units in 2004. We believe the combination of a broad subscriber base, continued technological change, and the ever growing dependence on the Internet, e-mail and other digital media sets the stage for growth in the sales of wireless products and services through the balance of this decade. While 2.5G services have been widely deployed as an initial enabler of robust data services, a number of service providers have deployed 3G equipment to further enable enhanced data services.

NTT DoCoMo, the largest wireless operator in Japan, launched a WCDMA 3G network in Japan in October 2001. This service now has over 10.5 million subscribers. 3G services have also been launched by Hutchison, Vodafone, Orange and TIM Italy. The deployment, pace and growth of the 3G market will depend upon the ability of manufacturers to offer and deliver fully-functional equipment, including mobile phones, at affordable prices, and the introduction and uptake of new services designed to use the enhanced data capability. Major manufacturers brought 3G mobile phones to market during 2004. Approximately 16 million WCDMA-enabled phones were sold in 2004, and analysts have forecast shipments of 30 to 40 million WCDMA-enabled mobile phones in 2005. Shipments of cdma2000 1x EV phones reached almost 13 million units in 2004 and are expected to reach approximately 30 million units in 2005.

The adoption of 3G technologies including WCDMA and cdma2000 have been important contributors to our revenue in 2004. Although we cannot always clearly identify the contribution from 3G versus 2G royalties in license agreements that cover both generations of air interface technology, our royalties from patent license agreements that include 3G grew to just over one half of our total revenues in 2004 compared to approximately 32% in 2003. The continued adoption of 3G and our ability to license manufacturers of 3G equipment is integral to our strategy and necessary to replace revenues from 2G only royalties which we expect will begin to decline in 2006.

In addition to the advances in cellular technologies, additional wireless technologies designed to provide data and other communications have emerged. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. From initial semiconductor shipments of products built to the IEEE 802.11 standard in 1998, sales have nearly doubled every year since introduction. While relatively small compared to the cellular market (80 million IEEE 802 wireless integrated circuits shipped in 2004) the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless standards bodies are currently creating sets of standards to enable higher data rates, provide coverage over longer distances and enable roaming.

In 2004, we signed an $18.5 million agreement with General Dynamics to serve as a subcontractor on the Mobile User Objective System (“MUOS”) program for the U.S. military as more fully disclosed under our discussion of significant agreements and events below. While more than 99% of our 2004 revenues were related to patent license royalties, we expect that as a result of this agreement, our product and service offerings will begin to contribute revenues in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements, and are included in Item 8 of the Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of the Company’s financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending our patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful lives of our patents relating to technology developed directly by the Company. The ten year estimated life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the term(s) of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, will be based on analysis related to each acquisition and may differ from the estimated useful lives of patents obtained directly by the Company. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recovered. Amortization expense was $4.4 million, $3.3 million and $2.2 million in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, we capitalized gross patent costs of $62.5 million and $49.3 million, respectively; such costs were offset by accumulated amortization of $21.5 million and $17.1 million, respectively. The weighted average estimated useful life of our capitalized patent costs at December 31, 2004 and 2003 was 11.2 years and 11.4 years, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

In first quarter 2003, we accrued a $3.4 million liability related to an insurance reimbursement agreement. Our insurance carrier has demanded arbitration, claiming that our obligation under the agreement is approximately $28.0 million. We have since filed an action seeking a declaratory judgment that the insurance reimbursement agreement is void and that we are due damages from our insurance carrier for their bad faith and breach of obligations under a related insurance policy. At this time, it is impossible to predict the outcome of the litigation and any arbitration, therefore we have not adjusted our original accrual of $3.4 million.

Revenue Recognition

In 2004, we derived revenue principally from patent licensing. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, the appropriate recording of revenue between periods may require the use of judgment, after consideration of the particular facts and circumstances. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

Patent license agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods. Such consideration may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Paid-up Amounts: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for the lifetime of the agreement.

•	Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected covered product sales in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its covered product sales in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed and determinable price and determined that collectability is reasonably assured. We recognize revenues related to Paid-up Amounts on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. Consideration for Prior Sales, the exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. In third quarter 2004, we transitioned our recognition of these per-unit royalties to recognize the revenue in the period in which we receive royalty reports from licensees, rather than in the period in which our licensees’ underlying sales occur.

The transition was necessary because we could no longer both wait to receive royalty reports from our licensees and file our financial statements on a timely basis. Without royalty reports, our visibility into our licensees sales is very limited because we are not involved in the supply or sale of their products and industry analysts do not provide information detailed or timely enough to give us sufficient visibility to make reasonably accurate estimates for our most significant licensees. As such, it is unlikely that we could arrive at estimates for our most significant licensees that are objective and supportable.

Previously, we recognized revenue related to per-unit sales of covered products in the period the sales occurred. When we did not receive the royalty reports prior to the issuance of our financial statements, we accrued the related royalty revenue if reasonable estimates could be made. Such estimates, which were limited to a small number of licensees and never exceeded 5% of our revenue in any period presented, were based on the historical royalty data of the licensees involved, currently available third party forecasts of royalty related product sales in the applicable market and, if available, information provided by the licensee. When our licensees formally reported royalties for which we had previously accrued revenues based on estimates, or when they reported updates to prior royalty reports, we adjusted revenue in the period in which the final reports were received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Software and Service Revenues

Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition”. When the arrangement with the customer includes significant production, modification or customization of the software, the Company uses contract accounting, as required by SOP 97-2. For those arrangements accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based on the percentage of costs incurred to date compared to the total estimated contract costs. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No. 104 “Revenue Recognition”, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. Recently, our service agreements have been long-term in nature and we have recorded revenue from them based on our proportional performance of services rendered. The terms of these arrangements have provided evidence that this approach better reflects the pattern in which the revenue has been earned or the obligations have been fulfilled. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated patent license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after the receipt of cash payments associated with our patent license agreements.

We defer recognition of commission expense related to Prepayments and Paid-up Amounts and amortize these expenses in proportion to our recognition of the related revenue. In 2004, 2003 and 2002, we paid approximately $7.5 million, $2.9 million and $1.2 million of commissions and recognized approximately $3.5 million, $3.4 million and $2.5 million, respectively, of commission expense as part of patent licensing and administration expense. At December 31, 2004 and 2003, we had approximately $7.2 million and $3.1 million, respectively, of deferred commission expense included within prepaid and other current assets and other non-current assets.

Compensation

We invest heavily in the development of advanced wireless technology and related products by building and sustaining a highly specialized engineering team. Over each of the last three years, our cost of development has represented roughly one-half of our total operating expenses. The largest portion of our cost of development has been personnel costs. As of December 31, 2004 we employed 209 engineers, of whom 58% hold master’s degrees and 17% hold PhDs.

We use a variety of compensation programs to both attract and retain engineers and other key employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, as well as a long-term compensation program that includes restricted stock units (RSUs) and a performance-based cash incentive component. We accrued $2.9 million and $4.1 million of compensation expense in 2004 related to the performance-based cash incentive and restricted stock units (RSUs), respectively. We amortize the expense associated with our RSUs using an accelerated method. The amount of expense accrued in 2004 related to the performance-based cash incentive was based on our assumption that the Company will meet 100% of its goals under the long-term cash-based incentive. If we had assumed that the Company’s performance will meet 120% of the Company’s associated goals, we would have recorded approximately $1.4 million of additional operating expense. If we had assumed that the Company’s performance will meet 80% of the associated goals, we would have recognized approximately $1.4 million less operating expense in 2004. There is no cash pay-out for performance that falls below 80% of target results. We expect that the expenses associated with the performance-based cash incentive and RSUs will each increase by between $4 million to $5 million in 2005 as we accrue expenses for both the final year of the initial measurement period (April 2004 through December 2005) and begin the first year of the first three year measurement period under our long term compensation programs. However, the amount recorded may change dependant upon our future expectations to attain performance targets.

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

We recognize deferred tax assets related to deferred revenue for both U.S. Federal Income tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets in accordance with FAS 109 as the related temporary differences reverse. In 2004, 2003 and 2002, we paid approximately $3.9 million, $9.5 million and $5.6 million of foreign source withholding tax and recognized approximately $4.5 million, $7.4 million and $8.3 million, respectively, of foreign source withholding tax expense in our income tax provision in accordance with this policy.

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, generated federal NOL credit carryforwards of approximately $110 million and $123 million as of December 31, 2004 and 2003, respectively. These NOL credit carryforwards were the largest component of our deferred tax assets which, before any adjustment for valuation allowance, had tax effected values of $107.6 million and $88.3 million, respectively. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets other than those associated with revenue that was recognized in the computation of our foreign source withholding tax liability but deferred for financial statement purposes. In 2004, we determined that our recent operating performance coupled with our current expectations to generate future taxable income indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in-capital. Our assessment of the value of our deferred tax assets did not take into consideration all potential income sources, such as impacts from litigation or arbitration proceedings.

We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future. We believe that the future utilization of our deferred tax assets, which are currently offset by a valuation allowance, continues to be dependent, in part, upon our success in three key areas, (1) the market acceptance of our technology products, (2) the outcome of outstanding patent license arbitrations and (3) our ability to sign additional patent license agreements. We will continue to provide a valuation allowance on a portion of our deferred tax assets until our success in these or other areas provides evidence that our deferred tax assets will be more fully utilized. Our cash income tax obligations are currently limited to foreign source withholding taxes on patent license royalties, state taxes and the federal alternative minimum tax. However, because we have recognized a portion of our deferred tax assets, we expect to provide for income taxes in 2005 at a rate equal to our combined federal and state effective rates, which would approximate 36% to 38% under current tax laws, respectively, plus an amount for deferred foreign source withholding tax expense which is in part dependent, in part, upon licensee royalty reports. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

SIGNIFICANT AGREEMENTS AND EVENTS

General Dynamics

In December 2004, we entered into an agreement with General Dynamics Decision Systems, Inc. (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology developed under our agreement with Infineon, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of and a limited license in our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs, maintenance and product training. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables for up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The contract may be terminated for convenience if the U.S. Government terminates for convenience that portion of the MUOS Program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. In 2004, we recognized approximately $0.1 million in revenue and at December 31, 2004 our accounts receivable included a related unbilled amount of approximately $0.1 million. In early 2005, we completed the first milestones under the agreement and have received $1.2 million in related payments. Subsequent to our delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Repositioning

In second quarter 2004, we reduced our headcount by 25 employees as part of a plan to strategically reposition the Company. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and paid off all liabilities associated with this restructuring. At December 31, 2004 we believe that our financial obligations associated with this repositioning are substantially complete and do not expect to report further costs associated with the repositioning.

New Accounting Standard

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. We are currently evaluating the effect SFAS No. 123(R) will have on our results. Based on our preliminarily analysis, we expect to incur between $1 million and $2 million in additional compensation expense from stock options during the period July 1, 2005 to December 31, 2005 as a result of this new accounting standard.

LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Arbitration

In July 2003, Nokia requested arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with InterDigital Technology Corporation (ITC), a wholly-owned subsidiary of InterDigital Communications Corporation (Nokia Arbitration). Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002. Nokia is seeking a determination that its obligation under our existing patent license agreement is not defined by our patent license agreements with Ericsson and Sony Ericsson or has been discharged. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the arbitration panel (“Nokia Tribunal”) until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the Nokia Tribunal cannot award money damages. ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and a determination of the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and included additional claims and defenses relating to the validity and infringement of certain of ITC’s patents. Subsequently, Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents, but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have contested Nokia’s position.

The hearing in the Nokia Arbitration was conducted in January 2005 and the Nokia Tribunal has notified the parties that the Nokia Tribunal expects to submit an internal draft Award to the ICC on or before March 31, 2005 (as an approximate date). The ICC has set May 31, 2005 as the last date for rendering a Final Award and the Company anticipates a decision by the ICC on or before such last date absent an earlier resolution by the parties. Any Final Award could be subject to appeal filings on limited bases and enforcement proceedings by the parties.

Other Nokia Proceedings

In July 2003, Nokia filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. The Court granted Nokia’s motion to intervene in the Ericsson litigation, and provided Nokia with document access on a limited basis. Thereafter, the Nokia Tribunal ordered that certain documents from the Ericsson litigation be produced to Nokia for its use in the Nokia Arbitration, though the Nokia Tribunal made no decision as to whether issues of patent infringement or validity were relevant to the determination of Nokia’s royalty obligation. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation, which motion was granted by the Court. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. Nokia is contesting our appeal.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004 Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s U.K. patents declared invalid (U.K. Revocation Proceeding). Nokia also seeks a declaration that the manufacture and sale of certain mobile and infrastructure equipment does not infringe these patents, and that the patents are not essential under the applicable standard. ITC is contesting all of these claims, and the trial is scheduled to commence in October 2005.

In connection with the U.K. Revocation Proceeding, in September 2004 Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of Texas and the Eastern District of North Carolina have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

During the Nokia Arbitration, in January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against InterDigital Communications Corporation and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. We have filed a motion to dismiss the complaint.

Samsung

In 2002, during an arbitration proceeding, Samsung elected, under its 1996 patent license agreement with ITC (1996 Samsung License Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) as a result of the MFL provision in the Nokia license agreement. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration was filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. ITC has counterclaimed for an arbitration decision requiring that Samsung pay ITC royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position, Samsung would be licensed to sell 3G products on the same terms as Nokia. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The arbitration panel has informed the Company and Samsung that the evidentiary hearing in this matter is scheduled to commence in June 2005.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent, a leading manufacturer of cdma2000® equipment. The case is based on our assertions of infringement by Lucent of several of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit denying any infringement, and seeking a declaration of non-infringement and that the patents are invalid. Lucent has requested attorneys’ fees and costs. The Court has issued a scheduling order pursuant to which the Markman hearing (for claim construction) is scheduled for May 2005, and the trial is scheduled to commence in September 2005. Pursuant to court order, the parties attended a mediation session in January 2005. The parties are currently in the discovery phase of the litigation.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier for the now-settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

Other

We have filed patent applications in the United States and in numerous foreign countries. In the ordinary course of business, we currently are, and expect from time to time to be, subject to challenges with respect to the validity of our patents and patent applications. We intend to continue to vigorously defend the validity of our patents and defend against any such challenges. However, if certain key patents are revoked or patent applications are denied, our patent licensing opportunities could be materially and adversely affected.

We and our licensees, in the normal course of business, have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties. Awards and settlements of arbitration proceedings can be substantial, but are uncertain, unpredictable and often of a non-recurring nature.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business.

Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2004 and 2003, we generated net cash from operating activities of $48.2 million and $59.6 million, respectively. The positive operating cash flow in 2004 arose principally from net receipts of approximately $138.3 million from patent licensing agreements. This included $34.6 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, $27.0 million and $10.0 million from SANYO Electric Co., Ltd (Sanyo) and Toshiba Corporation (Toshiba) relating to their respective 2004 patent license agreements, $23.0 million from Sharp Corporation of Japan (Sharp) related to 2G and 3G patent license agreements, $17.5 million and $11.6 million from Ericsson and Sony Ericsson relating to their respective 2003 patent license agreements, and $14.6 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $94.7 million and changes in working capital during 2004. The positive operating cash flow in 2003 arose principally from net receipts of approximately $129.5 million from patent licensing agreements. This included $7.0 million from Ericsson and approximately $34.9 million from Sony Ericsson under the above-noted patent license agreements, $48.4 million from NEC associated with 2G and 3G patent license agreements, $29.3 million from Sharp related to 2G and 3G patent license agreements and $9.9 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $74.0 million and changes in working capital during 2003.

We receive cash payments relating to current per-unit royalties. We also receive up-front cash payments for paid-up or prepaid royalties. When we record the receipt or expected receipt of up-front payments, we defer the recognition of the revenue associated with the up-front payments pursuant to our revenue recognition policy as discussed in our Critical Accounting Policies. We have no material obligations associated with such deferred revenue.

Our combined short-term and long-term deferred revenue balances at December 31, 2004 of approximately $99.2 million increased $12.6 million from December 31, 2003. The increase was mainly due to the receipt of approximately $66.2 million in Prepayments and Paid-up Amounts, primarily from new, expanded or amended patent license agreements, including $27.0 million from Sanyo, $17.8 million from Sharp, $10.0 million from Toshiba and $11.4 million from other licensees. These receipts were offset, in part, by current year deferred revenue recognition of approximately $21.7 million related to the amortization of paid-up royalties and approximately $31.9 million from current year per-unit exhaustion of prepaid royalties based upon royalty reports provided by our licensees.

Based on current license agreements, we expect to reduce the December 31, 2004 deferred revenue balance of $99.2 million by $22.8 million in 2005 related to the amortization of paid-up royalties. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances. In January 2005, we recorded an increase in deferred revenue of $28.0 million related to a new Prepayment from Sony Ericsson under their existing 2G/2.5G agreement.

Net cash flows used in investing activities increased to $48.2 million from $45.3 million in 2003. We purchased $31.3 million and $20.3 million of short-term marketable securities, net of sales, in 2004 and 2003, respectively. This change resulted from the higher level of cash receipts related to patent licensing in 2004, combined with a reduced use of cash in financing activities.

Total investments in capital assets of $3.7 million in 2004 remained relatively constant with 2003 levels, while our investment costs associated with patents increased substantially from $9.2 million in 2003 to $13.1 million in 2004. There is often a lag between the filing of initial patent applications and the incurrence of costs to issue the patents both in the U.S. and in foreign jurisdictions. The increase in patent costs between 2003 and 2004 reflects increased patenting activity we have experienced over the past several years. In 2005, we expect that our purchases of property and equipment will be $5 million to $8 million. We also expect that our capitalized patent costs will be between $12 million to $14 million. In July 2003, we acquired substantially all of the tangible and intangible assets of Windshift Holdings, Inc. (formerly known as Tantivy Communications, Inc., “Windshift”) for approximately $11.9 million, including acquisition-related costs.

Net cash used in financing activities in 2004 decreased $10.5 million to $5.2 million from $15.7 million in 2003. In 2004, we repurchased one million shares of our common stock for a total of $17.1 million compared to repurchase of two million shares of our common stock in 2003 for a total of $34.7 million. We received proceeds from option and warrant exercises of $12.2 million and $19.2 million in 2004 and 2003, respectively.

In October 2004, our Board of Directors authorized the repurchase (Fourth Quarter Repurchase Program) of an additional one million shares of common stock. In March 2005, the Board expanded their authorization under the Fourth Quarter Repurchase Program by one million shares. We initiated share repurchases under this program in early 2005 and have repurchased 500,000 shares for a total of approximately $9 million through March 15, 2005.

We had 7,305,142 and 8,274,270 options outstanding at December 31, 2004 and 2003, respectively, that had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would generate $78.9 million and $87.3 million of cash proceeds to the Company if they were fully exercised.

Effective April 1, 2004, we adopted a long-term incentive program applicable to a broad group of managers and executives, representing about one-third of our workforce. The program includes a cash incentive award tied to long-term company performance goals and a grant of restricted stock units (RSUs) that vest over time. Under this program, we substantially reduced the use of stock option grants as an equity incentive for these employees. Over the remaining three quarters of 2004, we recognized approximately $2.9 million and $4.1 million of compensation expense related to the cash-based incentive and RSUs, respectively.

As of December 31, 2004, we had $131.8 million of cash, cash equivalents and short-term investments, compared to $105.9 million at December 31, 2003. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $3.3 million at December 31, 2004 from $29.0 million at December 31, 2003. This $25.7 million decrease is primarily due to a $26.2 million reduction in accounts receivable resulting from our third quarter 2004 transition in reporting per-unit royalty revenue. As a result of this transition, we book per-unit royalties in the period we receive the related royalty reports. Because we typically receive cash payments from current royalties in the same quarter we receive the related reports, we now collect most receivables in the same period we book the related revenue.

In first quarter 2005, we acquired, for a purchase price of $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in 2005. We are capable of supporting these and other operating cash requirements for the near future, as well as our Fourth Quarter Repurchase Program and our first quarter 2005 purchase of patents, intellectual property blocks and related assets, through cash and short-term investments on hand, as well as other internally generated funds such as patent license royalty payments. We do not expect that any resolution of the Federal litigation matter will prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through either bank facilities or the sale of debt or equity securities. However, we may seek to establish a bank facility to provide additional flexibility in managing our business.

At December 31, 2004, we did not have any significant purchase obligations outside the course of our ordinary business. Following is a summary of our consolidated debt and lease obligations at December 31, 2004 (in thousands):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$1,884	$681	$469	$734
Operating leases	5,317	5,317	—	—

Total debt and operating lease obligations	$7,201	$5,998	$469	$734

RESULTS OF OPERATIONS

2004 Compared With 2003

Revenues

Revenues in 2004 were $103.7 million compared with $114.6 million in 2003.

In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ underlying sales of covered product occur. Consequently, our results for 2004 include only three quarters of per-unit royalties compared to four quarters in 2003. The decrease in 2004 revenues was due to the absence of per-unit royalties in third quarter 2004 associated with the transition in reporting per-unit royalties.

Notwithstanding the effect of the transition on 2004 revenues, recurring patent license royalties (which include both fixed and amortized amounts, as well as per-unit royalties reported to the Company) increased from $92.9 million in 2003 to $101.6 million in 2004. This included $28.5 million related to four quarters of fixed and amortized amounts, as well as $73.1 million associated with three quarters of per-unit royalties. Royalties from NEC (43%), Sharp (24%) and Sony Ericsson (12%) collectively contributed 79% of our recurring patent license royalty revenue in 2004. The $8.7 million increase in recurring patent license royalty revenue from 2003 to 2004 was primarily due to an increase in royalties from NEC offset by the effect of the absence of reporting per-unit royalties for one quarter in 2004.

In 2004, we recorded non-recurring revenue of $1.4 million related to past infringement from a number of new licensees signed in 2004 and $0.4 million associated with the remaining deferred revenue balance of a licensee that has discontinued sales of covered products. We also recorded approximately $0.1 million in revenues related to our Software License Agreement with General Dynamics. In 2003, we recorded $20.6 of non-recurring royalty revenue primarily associated with Sony Ericsson’s pre-2003 handset sales. In 2003, we also recorded $1.1 million of revenue related to specialized engineering service revenue.

Operating Expenses

Operating expenses increased 29% from $85.0 million in 2003 to $110.0 million in 2004. The increase in our operating expenses reflects both our strong commitment to investing in the development of advanced wireless technology product solutions and legal costs associated with arbitration and litigation proceedings with Nokia, Samsung and Lucent. The $25.0 million increase in operating expenses was primarily due to increases in personnel costs ($13.1 million), legal fees ($11.3 million), patent amortization ($1.1 million) and insurance premiums ($0.8 million) and is partly offset by savings in other areas. Approximately 73% and 13%, respectively, of the increase in personnel costs was due to company-wide compensation initiatives instituted in first half 2004 and the addition of our Melbourne, Florida design center. The remaining increase in personnel costs was primarily due to severance associated with our second quarter repositioning and expanded training and development programs.

Development expenses increased 11% in 2004 to $51.2 million from $45.9 million in 2003. The increase resulted from a $6.6 million increase in salaries and benefits primarily associated with compensation initiatives instituted in first half 2004 offset, in part, by a decrease of $0.8 million in each of consulting fees and depreciation of fixed assets.

Sales and marketing expenses of $6.2 million in 2004 increased 26% from $4.9 million in 2003 primarily due to a $1.9 million increase in salaries and benefits offset, in part, by decreased consulting costs.

General and administrative expenses in 2004 increased 19% to $21.6 million from $18.2 million in 2003. Increased personnel costs accounted for 70% of this increase with the balance of the increase due to public entity costs including audit fees and insurance premiums.

Patents administration and licensing expenses increased 90% in 2004 to $30.3 million from $16.0 million in 2003. Nearly 82% of this increase was due to higher patent enforcement costs related to our respective arbitrations with Nokia and Samsung and our litigation with Lucent.

Other Income, Interest Income and Interest Expense

In 2003, we recognized $14.0 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income. The $3.4 million represents a loss contingency associated with our insurance reimbursement agreement with Federal.

Net interest income of $1.7 million in 2004 remained relatively level with 2003.

Income Taxes

Our income tax provision in 2004 included a benefit of approximately $17.1 million related to the recognition of an increase in the value of our deferred tax assets and was offset in part by approximately $7.8 million of federal income tax and alternative minimum tax and approximately $4.6 million of foreign source withholding tax. Our income tax provision in 2003 consisted primarily of foreign source withholding taxes associated with patent licensing royalties, principally from Japan. The decrease in our foreign source withholding tax expense from 2003 to 2004 resulted primarily from a July 2004 tax treaty between the U.S. and Japan that eliminates the foreign source withholding tax requirements between these countries, provided certain conditions defined in the treaty are met.

2003 Compared With 2002

Revenues

Revenues in 2003 increased 30% to $114.6 million from $87.9 million in 2002. Patent license royalty revenue in 2003 was $113.5 million compared to $83.4 million in 2002. Specialized engineering service revenue was $1.1 million in 2003 compared to $4.5 million in 2002.

Revenues in 2003 included $20.3 million and $0.3 million of royalties from Sony Ericsson and other licensees, respectively, related to sales from periods prior to the effective dates of their respective agreements. Revenues in 2002 included nearly $8.0 million of royalty revenue associated with NEC’s pre-2002 3G sales, and the recognition of $16.5 million of deferred revenue associated with non-refundable and non-transferable patent license Prepayments previously received from Kyocera Corporation and Denso Corporation that had discontinued sales of covered products.

Recurring patent license royalty revenue increased 58% to $92.9 million from $58.9 million in 2002. Royalties from NEC (36%), Sharp (31%) and Sony Ericsson (14%) collectively contributed to 81% of our recurring patent license royalty revenue in 2003. The increase in recurring patent license royalty revenue from 2002 to 2003 was due to $18.7 million of recurring royalties related to 2003 patent license agreements with Ericsson and Sony Ericsson and increases in recurring royalties from NEC, Sharp and other licensees of $10.6 million, $2.4 million and $2.3 million, respectively. Royalties from NEC increased due to NEC’s higher sales of infrastructure and handsets into the emerging 3G market. Royalties from Sharp reflected increased demand for its 2.5G handsets both in Japan and Europe.

In fourth quarter 2003, we completed the final delivery of services required under our WTDD technology development agreement with Nokia, collected the final $1.0 million payment due under this agreement and recognized $1.0 million in related service revenue. In 2002, we recognized $4.5 million of revenue for services performed under this agreement.

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

Patents administration and licensing expenses increased 22% in 2003 to $16.0 million from $13.1 million in 2002 due largely to a $1.1 million increase in amortization expense, resulting from an increase in the number of patents and related prosecution costs over the past couple years, a $0.8 million increase in legal fees and a $0.8 million increase in commission expense related to higher patent licensing royalty revenue.

Other Income, Interest Income and Interest Expense

In 2003, we recognized $14.0 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income. The $3.4 million represents a loss contingency associated with our insurance reimbursement agreement with Federal.

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

Expected Trends

In first quarter 2005, we expect to report revenue from current licensees of just over $30 million. In addition, we expect to recognize revenue associated with our agreement with General Dynamics in the range of $1.5 to $2.5 million. We also anticipate that our first quarter 2005 operating expenses will grow sequentially 13% to 17% due to long-term compensation program expenses, normal wage inflation and investment in marketing, technology and product development in response to expanding market opportunities. We also project that our book tax rate for first quarter 2005 will approximate 34% to 38%, plus an amount for deferred foreign source withholding tax expense, which is in part dependent on the level of per-unit royalties. Cash taxes paid in first quarter 2005 should be minimal.

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

The following table provides information about our cash and investment portfolio as of December 31, 2004. For investment securities, the table presents principal cash flows and related weighted average contractual interest rates by expected maturity dates. All investment securities are held as available for sale.

(in thousands)
Cash and demand deposits	$15,737
Average interest rate		0%
Cash equivalents	$—
Average interest rate		0%
Short-term investments	$116,081
Average interest rate		2.64%
Total portfolio	$131,818
Average interest rate		2.33%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In thousands)
	2005	2006	2007	2008	2009	2010 and Beyond	Total Fair Value
Debt Obligation	$212	$229	$240	$225	$244	$734	$1,884
Interest Rate	8.21%	8.19%	8.18%	8.28%	8.28%	8.28%	8.23%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Interdigital Communications Corporation:

We have completed an integrated audit of Interdigital Communications Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Interdigital Communications Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of operations and their cash flows for each of the three years in the period ended December their 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 30, 2005

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	DECEMBER 31, 2004	DECEMBER 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,737	$20,877
Short-term investments	116,081	85,050
Accounts receivable	11,612	37,839
Deferred tax assets	5,170	1,754
Prepaid and other current assets	8,017	6,874

Total current assets	156,617	152,394

PROPERTY AND EQUIPMENT, NET	10,716	12,137
PATENTS, NET	40,972	32,246
DEFERRED TAX ASSETS	27,164	5,160
OTHER NON-CURRENT ASSETS	6,451	3,228

	85,303	52,771

TOTAL ASSETS	$241,920	$205,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$212	$193
Accounts payable	6,758	6,435
Accrued compensation and related expenses	9,264	7,569
Deferred revenue	28,075	22,381
Foreign and domestic taxes payable	379	1,259
Other accrued expenses	5,145	2,232

Total current liabilities	49,833	40,069
LONG-TERM DEBT	1,672	1,777
LONG-TERM DEFERRED REVENUE	71,121	64,214
OTHER LONG-TERM LIABILITIES	3,635	1,620

TOTAL LIABILITIES	126,261	107,680

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized- $2.50 Cumulative Convertible Preferred, 0 and 53 shares issued and outstanding, liquidation value of $0 and 1,319	—	5
Common Stock, $.01 par value, 100,000 shares authorized, 59,662 and 58,202 shares issued and 55,156 and 54,702 shares issued and outstanding	597	585
Additional paid-in capital	342,751	305,262
Accumulated deficit	(164,524)	(164,613)
Accumulated other comprehensive loss	(66)	(270)
Unearned compensation	(3,276)	(722)

	175,482	140,247
Treasury stock, 4,506 and 3,500 shares of common held at cost	59,823	42,762

Total shareholders’ equity	115,659	97,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$241,920	$205,165

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
REVENUES:
Licensing and alliance	$103,685	$114,574	$87,895

OPERATING EXPENSES
Sales and marketing	6,201	4,919	4,286
General and administrative	21,622	18,183	15,227
Patents administration and licensing	30,340	15,995	13,074
Development	51,218	45,936	46,068
Repositioning	596	—	—

	109,977	85,033	78,655

(Loss) income from operations	(6,292)	29,541	9,240
OTHER INCOME (EXPENSE):
Other income, net	—	10,580	—
Interest income	2,006	1,828	2,276
Interest and financing expenses	(263)	(215)	(257)

(Loss) income before income taxes	(4,549)	41,734	11,259
INCOME TAX BENEFIT (PROVISION)	4,704	(7,269)	(8,748)

Net income	155	34,465	2,511
PREFERRED STOCK DIVIDENDS	(66)	(133)	(136)

Net income applicable to common shareholders	$89	$34,332	$2,375

NET INCOME PER COMMON SHARE - BASIC	$0.00	$0.62	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,264	55,271	52,981

NET INCOME PER COMMON SHARE - DILUTED	$0.00	$0.58	$0.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	59,075	59,691	56,099

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	$2.50 Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumu- lated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Treasury Stock	Total Share- holder’s Equity	Total Compre- hensive Income (Loss)
BALANCE, DECEMBER 31, 2001	5	544	271,461	(201,320)	221	(2,564)	(8,073)	60,274
Net income	—	—	—	2,511	—	—	—	2,511	$2,511
Net change in unrealized gain/loss on Short-term investments	—	—	—	—	(11)	—	—	(11)	(11)

Total Comprehensive Income									$2,500

Exercise of Common Stock options	—	7	5,865	—	—	—	—	5,872
Exercise of Common Stock warrants	—	9	4,731	—	—	—	—	4,740
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	44	(136)	—	—	—	(92)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,253	—	—	—	—	1,255
Issuance of Common Stock options to a non-employee	—	—	37	—	—	—	—	37
Issuance of Restricted Common Stock	—	1	1,044	—	—	(635)	—	410
Tax benefit from exercise of stock options	—	—	1,434	—	—	—	—	1,434
Amortization of unearned compensation	—	—	—	—	—	2,361	—	2,361

BALANCE, DECEMBER 31, 2002	5	563	285,869	(198,945)	210	(838)	(8,073)	78,791
Net income	—	—	—	34,465	—	—	—	34,465	$34,465
Net change in unrealized gain/loss on Short-term investments	—	—	—	—	(480)	—	—	(480)	(480)

Total Comprehensive Income									$33,985

Exercise of Common Stock options	—	19	17,490	—	—	—	—	17,509
Exercise of Common Stock warrants	—	—	19	—	—	—	—	19
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	56	(133)	—	—	—	(77)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,716	—	—	—	—	1,718
Issuance of Restricted Common Stock	—	1	1,228	—	—	(840)	—	389
Reduction of tax benefit from exercise of stock options	—	—	(1,116)	—	—	—	—	(1,116)
Amortization of unearned compensation	—	—	—	—	—	956	—	956
Repurchase of Common Stock	—	—	—	—	—	—	(34,689)	(34,689)

BALANCE, DECEMBER 31, 2003	5	585	305,262	(164,613)	(270)	(722)	(42,762)	97,485
Net income	—	—	—	155	—	—	—	155	$155
Net change in unrealized gain/loss on Short-term investments	—	—	—	—	204	—	—	204	204

Total Comprehensive Income									$359

Exercise of Common Stock options	—	10	10,349	—	—	—	—	10,359
Exercise of Common Stock warrants	—	—	583	—	—	—	—	583
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	29	(66)	—	—	—	(37)
Conversion of $2.50 Preferred Stock to Common Stock and redemptions	(5)	1	(47)	—	—	—	—	(51)
Sale of Common Stock under Employee Stock Purchase Plan	—	1	1,211	—	—	—	—	1,212
Issuance of Restricted Common Stock	—	—	8,086	—	—	(7,636)	—	450
Partial reversal of Valuation Allowance	—	—	9,789	—	—	—	—	9,789
Recognition of Deferred Tax Benefits	—	—	7,489	—	—	—	—	7,489
Amortization of unearned compensation	—	—	—	—	—	5,082	—	5,082
Repurchase of Common Stock	—	—	—	—	—	—	(17,061)	(17,061)

BALANCE, DECEMBER 31, 2004	$—	$597	$342,751	$(164,524)	$(66)	$(3,276)	$(59,823)	$115,659

The accompanying notes are an integral part of these consolidated financial statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155	$34,465	$2,511
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,707	9,735	9,268
Deferred revenue recognized	(53,601)	(61,563)	(54,738)
Increase in deferred revenue	66,202	57,488	72,500
Non-cash compensation	5,532	1,345	2,771
Recognition of deferred income tax benefits	(17,064)	—	—
Tax benefit from stock options	7,489	—	—
Other	41	325	53
Decrease (increase) in assets:
Receivables	26,227	15,647	(39,007)
Deferred charges	(2,598)	3,401	(805)
Other current assets	74	(839)	(1,030)
Increase (decrease) in liabilities:
Accounts payable	323	1,023	550
Accrued compensation	4,655	1,683	(99)
Other accrued expenses	1,088	(3,149)	5,800

Net cash provided (used) by operating activities	48,230	59,561	(2,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(199,127)	(144,445)	(124,466)
Sales of short-term investments	167,850	124,144	131,697
Purchases of property and equipment	(3,746)	(3,926)	(6,519)
Capitalized patent costs	(13,153)	(9,209)	(5,475)
Acquisition of assets	—	(10,430)	—
Increase in notes receivable	—	(1,446)	—

Net cash used in investing activities	(48,176)	(45,312)	(4,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	12,154	19,246	11,904
Payments on long-term debt, including capital lease obligations	(199)	(189)	(378)
Dividends on preferred stock	(37)	(77)	(92)
Repurchase of preferred stock	(51)	—	—
Repurchase of common stock	(17,061)	(34,689)	—

Net cash (used) provided by financing activities	(5,194)	(15,709)	11,434

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,140)	(1,460)	4,445
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,877	22,337	17,892

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,737	$20,877	$22,337

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$160	$187	$229

Income taxes paid, including foreign withholding taxes	$4,187	$9,537	$5,592

Non-cash investing and financing activities
Issuance of restricted common stock	$450	$389	$410

Accrued purchase of patent rights	$—	$—	$450

Cancellation of note receivable related to acquisition of assets	$—	$1,446	$—

Leased asset additions and related obligation	$113	$—	$195

Non-cash dividends on preferred stock	$29	$56	$44

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. BACKGROUND

InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) designs and develops advanced wireless technology solutions. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G cellular standards, as well as IEEE 802 wireless standards, and may have applicability across multiple air interfaces. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products and a broad patent portfolio. We offer our solutions for license or sale to semiconductor companies and producers of wireless equipment and components.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and reevaluates such determination at each balance sheet date. At December 31, 2004 and 2003, all of our short-term investments were classified as available-for-sale and carried at amortized cost, which approximates market value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity, net of any related tax effect. Net unrealized losses on short-term investments were less than $0.1 million at December 31, 2004 and $0.3 million at December 31, 2003. Realized gains and losses for 2004, 2003 and 2002 were as follows (in thousands):

Year	Gains	Losses	Net
2004	$34	$(55)	$(21)
2003	$64	$(322)	$(258)
2002	$12	$(144)	$(132)

Cash and cash equivalents at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Money market funds and demand accounts	$15,456	$20,868
Repurchase agreements	281	9

	$15,737	$20,877

Our repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

Short-term investments as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
US Government agency instruments	$66,058	$53,804
Corporate bonds	50,023	31,246

	$116,081	$85,050

At December 31, 2004 and 2003, $104.2 million and $73.2 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.

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

Internal-Use Software Costs

Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use,” we capitalize costs associated with software for internal-use. All computer software costs capitalized to date relate to the purchase, development and implementation of engineering, accounting and other enterprise software. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized computer software costs are amortized over their estimated useful life of three years. Amortization expense of these costs was $2.0 million, $2.7 million and $2.6 million in 2004, 2003 and 2002, respectively. Accumulated amortization related to these costs was $11.8 million and $9.9 million at December 31, 2004 and 2003, respectively.

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending our patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful lives of our patents relating to technology developed directly by the Company. The ten year estimated life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the term(s) of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, will be based on analysis related to each acquisition and may differ from the estimated useful lives of patents obtained directly by the Company. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recovered. Amortization expense was $4.4 million, $3.3 million and $2.2 million in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, we capitalized gross patent costs of $62.5 million and $49.3 million, respectively; such costs were offset by accumulated amortization of $21.5 million and $17.1 million, respectively. The weighted average estimated useful life of our capitalized patent costs at December 31, 2004 and 2003 was 11.2 years and 11.4 years, respectively.

The estimated aggregate amortization expense for patents and patent rights as of December 31, 2004 is as follows (in thousands):

2005	$5,160
2006	4,864
2007	4,282
2008	4,165
2009	4,022

Contingencies:

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

Revenue Recognition:

In 2004, we derived revenue principally from patent licensing. The timing of revenue recognition and the amount of revenue actually recognized from each source depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, the appropriate recording of revenue between periods may require the use of judgment, after consideration of the particular facts and circumstances. Generally, we will not recognize revenue related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods. Such consideration may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Paid-up Amounts: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for the lifetime of the agreement.

•	Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected covered product sales in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its covered product sales in the current contractual reporting period.

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

Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize their sales of covered products and their related royalty obligations to us. We typically received these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. Consideration for Prior Sales, the exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products. In third quarter 2004, we transitioned our recognition of these per-unit royalties to recognize the revenue in the period when we receive royalty reports from licensees, rather than in the period in which our licensees’ underlying sales occur.

The transition was necessary because we could no longer both wait to receive royalty reports from our licensees and file our financial statements on a timely basis. Without royalty reports, our visibility into our licensees sales is very limited because we are not involved in the supply or sale of their products and industry analysts do not provide information detailed or timely enough to give us sufficient visibility to make reasonably accurate estimates for our most significant licensees. As such, it is unlikely that we could arrive at estimates for our most significant licensees that are objective and supportable.

Previously, we recognized the revenue related to per-unit sales of covered products in the period the sales occurred, and when we did not receive the royalty reports prior to the issuance of our financial statements, we accrued the related royalty revenue if reasonable estimates could be made. Such estimates, which were limited to a small number of licensees’ and never exceeded 5% of our revenue in any period presented, were based on the historical royalty data of the licensees involved, currently available third party forecasts of royalty related product sales in the applicable market and, if available, information provided by the licensee. When our licensees formally reported royalties for which we had previously accrued revenues based on estimates, or when they reported updates to prior royalty reports, we adjusted revenue in the period in which the final reports were received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Software and Service Revenues

Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position ( SOP ) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition”. When the arrangement with the customer includes significant production, modification or customization of the software, the Company uses contract accounting, as required by SOP 97-2. For those arrangements accounted for under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage-of-completion method. Under this method, revenue and profit are recognized throughout the term of the contract, based on the percentage of costs incurred to date compared to the total estimated contract costs. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No 104 “Revenue Recognition”, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. Recently, our service agreements have been long-term in nature and we have recorded revenue from them based on our proportional performance of services rendered. The terms of these arrangements have provided evidence that this approach better reflects the pattern in which the revenue has been earned or the obligations have been fulfilled. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated patent license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after the receipt of cash payments associated with our patent license agreements.

We defer recognition of commission expense related to Prepayments and Paid-up Amounts and amortize these expenses in proportion to our recognition of the related revenue. In 2004, 2003 and 2002, we paid approximately $7.5 million, $2.9 million and $1.2 million of commissions and recognized approximately $3.5 million, $3.4 million and $2.5 million, respectively, of commission expense as part of patent licensing and administration expense. At December 31, 2004 and 2003 we had approximately $7.2 million and $3.1 million, respectively, of deferred commission expense included within prepaid and other current assets and other non-current assets.

Development

All engineering development expenditures are expensed in the period incurred.

Compensation

We use a variety of compensation programs to both attract and retain engineers and other key employees, and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, as well as, a long-term compensation program that includes restricted stock units (RSUs) and a performance-based cash incentive component. We accrued $2.9 million and $4.1 million of compensation expense in 2004 related to the performance-based cash incentive and RSUs, respectively. We amortize the expense associated with RSUs using an accelerated method.

We account for stock-based employee compensation using the intrinsic value method and provide pro forma disclosures related to our stock-based compensation under the provisions of Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”. Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete. We have not issued warrants or any other equity instruments to non-employees in any period presented and have not recognized any expense for our outstanding warrants in any period presented.

At December 31, 2004, the Company had several stock-based employee compensation plans which are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

For the Year Ended December 31,	2004	2003	2002
Net income applicable to Common
Shareholders – as reported	$89	$34,332	$2,375
Add: Stock-based employee compensation expense included in reported net income	5,532	1,345	2,771
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,926)	(13,472)	(21,764)
Tax effect (a)	2,854	—	—

Net (loss) income applicable to Common Shareholders – pro forma	$(5,451)	$22,205	$(16,618)
Net income (loss) per share – as reported – basic	0.00	0.62	(0.04)
Net income (loss) per share – as reported – diluted	0.00	0.58	(0.04)
Net (loss) income per share – pro forma – basic	(0.10)	0.40	(0.31)
Net (loss) income per share – pro forma – diluted	(0.10)	0.37	(0.31)

(a)	In 2004, the pro forma tax effect has been limited to tax effects directly related to additional stock-based compensation expense recognized in the period for pro forma purposes. In our interim report for third quarter 2004 we had included all tax effects associated with recognizing stock-based employee compensation expense using the fair value method. No pro forma tax effect has been recognized for periods prior to 2004 due to the limited amount of federal and state tax expense recognized in such periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Year Ended December 31,	2004	2003	2002
Expected option life (in years)	4.8	4.7	4.3
Risk-free interest rate	3.5%	2.9%	3.8%
Volatility	86%	104%	72%
Dividend yield	—	—	—
Weighted average fair value	$19.59	$15.99	$8.51

New Accounting Standard

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. We are currently evaluating the effect SFAS No. 123(R) will have on our results. Based on our preliminarily analysis, we expect to incur between $1 million and $2 million in additional compensation expense from stock options during the period July 1, 2005 to December 31, 2005 as a result of adopting this new accounting standard.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.

Our accounts receivable are derived principally from patent license agreements and engineering services. At December 31, 2004, two customers represented 52%, and 36%, respectively, of our accounts receivable balance. At December 31, 2003, three customers represented 46%, 31% and 14%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments, which include cash and cash equivalents, short-term investments and debt, approximate their fair values.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying amount of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. No such adjustments were needed in 2004, 2003 or 2002.

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

We recognize deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets in accordance with FAS 109 as the related temporary differences reverse. In 2004, 2003 and 2002, we paid approximately $3.9 million, $9.5 million and $5.6 million of foreign source withholding tax and recognized approximately $4.5 million, $7.4 million and $8.3 million, respectively, of foreign source withholding tax expense in our income tax provision in accordance with this policy.

Net Income Per Common Share

Basic earnings per share (EPS) are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options, warrants or other securities with features that could result in the issuance of Common Stock were exercised or converted to Common Stock. The following tables reconcile the numerator and the denominator of the basic and diluted net income per share computation (in thousands, except for per share data):

For the Year Ended December 31, 2004	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$89	55,264	$0.00
Dilutive effect of options, warrants and convertible preferred stock	—	3,811	0.00

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$89	59,075	$0.00

For the Year Ended December 31, 2003	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$34,332	55,271	$0.62
Dilutive effect of options, warrants and convertible preferred stock	—	4,420	(0.04)

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$34,332	59,691	$0.58

For the Year Ended December 31, 2002	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$2,375	52,981	$0.04
Dilutive effect of options, warrants and convertible preferred stock	—	3,118	0.00

Income per Share – Diluted:
Income available to common shareholders + dilutive effects of options, warrants and convertible preferred stock	$2,375	56,099	$0.04

For the years ended December 31, 2004, 2003 and 2002, options and warrants to purchase approximately 1.7 million, 1.1 million and 3.6 million shares, respectively, of Common Stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

3. GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one reportable segment. Substantially all of our revenue is derived from a limited number of customers based outside of the United States (primarily Japan and Europe). These revenues are paid in U.S. dollars and are not subject to any substantial foreign exchange transaction risk. During 2004, 2003, and 2002, revenue from our Japan-based licensees comprised 77%, 64%, and 94% of total revenues, respectively.

During 2004, 2003, and 2002, the following customers accounted for 10% or more of revenues:

	2004	2003	2002
NEC	43%	29%	35%
Sharp	24%	25%	30%
Sony Ericsson	12%	29%	—%
Denso	—%	—%	11%

4. SIGNIFICANT AGREEMENTS AND EVENTS

General Dynamics

In December 2004, we entered into an agreement with General Dynamics Decision Systems, Inc. (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCMDA modem technology, originating from the technology we developed under our agreement with Infineon, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of and a limited license in our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs, maintenance and product training. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables for up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The contract may be terminated for convenience if the U.S. Government terminates for convenience that portion of the MUOS Program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. In 2004, we recognized approximately $0.1 million in revenue, and at December 31, 2004 our accounts receivable included a related unbilled amount of appoximately $0.1 million. In early 2005, we completed the first milestones under the agreement and have received $1.2 million in related payments. Subsequent to our delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Repositioning

In second quarter 2004, we reduced our headcount by 25 employees as part of a plan to strategically reposition the Company. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and paid off all liabilities associated with this restructuring. At December 31, 2004, we believe that our financial obligations associated with this repositioning are substantially complete and do not expect to report further costs associated with the repositioning.

Acquisition

In July 2003, we entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with Windshift Holdings, Inc. (formerly known as Tantivy Communications, Inc., “Windshift”), pursuant to which we acquired substantially all the assets of Windshift. Included in the acquisition were patents, patent applications, know-how, and state-of-the-art laboratory facilities related to cdma2000, smart antenna, wireless LAN and other wireless communications technologies. The acquisition included patents and patent applications to which we had previously acquired rights under a patent license agreement with Windshift. We acquired these assets to strengthen our existing cdma2000 patent portfolio and competitive position in that marketplace, broaden our offering to potential licensees and technology partners and eliminate contingent payment obligations we had to Windshift in connection with the license we entered into with them in 2002 regarding the cdma2000-related patents.

The purchase price for the acquisition was $11.5 million, consisting of approximately $10.0 million in cash and the cancellation of approximately $1.5 million in outstanding indebtedness owed to us by Windshift. In addition, under the terms of the Asset Purchase Agreement, Windshift will be entitled to receive, for a period of approximately five years, 1% and 4%, respectively, of amounts we receive from the licensing or sale of smart antenna and 802.11 intellectual property acquired from Windshift (“the Earn-out”). We have not incurred any royalty obligations at this time. In addition to the purchase price, we incurred approximately $0.4 million of acquisition related costs.

We accounted for this asset acquisition under FAS 141 “Business Combinations.” The following table summarizes the estimated fair values of the assets acquired. Additional payments to Windshift under the Earn-out may result in the recognition of goodwill, which would be subject to impairment testing in accordance with SFAS 142 “Goodwill and Other Intangible Assets.”

(In thousands)
Property and Equipment	$ 552
Patents	11,324
Total assets acquired	$ 11,876

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

	Year Ended December 31,
	2003	2002
	(In thousands except per share data)
Pro forma revenue	$114,574	$88,220
Pro forma net income (loss)	$31,651	$(8,290)
Diluted net income per share, as reported	$0.58	$0.04
Diluted net income (loss) per share, pro forma	$0.56	$(0.16)

5. PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
	(In thousands)
Land	$695	$695
Building and improvements	5,996	5,941
Machinery and equipment	11,754	10,544
Computer equipment	14,287	12,909
Computer software	13,937	12,923
Furniture and fixtures	4,020	3,829
Leasehold improvements	2,312	2,301

	53,001	49,142
Less: Accumulated depreciation	(42,285)	(37,005)

	$10,716	$12,137

Depreciation expense was $5.3 million, $6.4 million, and $7.0 million in 2004, 2003 and 2002, respectively.

6. LONG-TERM DEBT OBLIGATIONS

	December 31,
	2004	2003
	(In thousands)
Mortgage debt	$1,777	$1,939
Capital leases	107	31

Total long-term debt obligations	1,884	1,970
Less: Current portion	(212)	(193)

	$1,672	$1,777

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Capital lease obligations are payable in monthly installments at an average rate of 4.50%, through 2007. The net book value of equipment under capitalized lease obligations was $0.1 million at December 31, 2004 and less than $0.1 million at December 31, 2003.

Maturities of principal of the long-term debt obligations as of December 31, 2004 are as follows (in thousands):

2005	$212
2006	229
2007	240
2008	225
2009	244
Thereafter	734

$1,884

7. COMMITMENTS

Leases

We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $2.7 million, $2.6 million, and $2.4 million in 2004, 2003 and 2002, respectively. Minimum future rental payments for operating leases as of December 31, 2004 are as follows (in thousands):

2005	$2,636
2006	2,210
2007	471
2008	—
2009	—
Thereafter	—

8. LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Arbitration

In July 2003, Nokia Corporation (Nokia) requested arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with InterDigital Technology Corporation (ITC), a wholly-owned subsidiary of InterDigital Communications Corporation (Nokia Arbitration). Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002. Nokia is seeking a determination that its obligation under our existing patent license agreement is not defined by our patent license agreements with Ericsson and Sony Ericsson or has been discharged. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the arbitration panel (“Nokia Tribunal”) until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the Nokia Tribunal cannot award money damages. ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and a determination of the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and included additional claims and defenses relating to the validity and infringement of certain of ITC’s patents. Subsequently, Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents, but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have contested Nokia’s position.

The hearing in the Nokia Arbitration was conducted in January 2005 and the Nokia Tribunal has notified the parties that the Nokia Tribunal expects to submit an internal draft Award to the ICC on or before March 31, 2005 (as an approximate date). The ICC has set May 31, 2005 as the last date for rendering a Final Award and the Company anticipates a decision by the ICC on or before such last date absent an earlier resolution by the parties. Any Final Award could be subject to appeal filings on limited bases and enforcement proceedings by the parties.

Other Nokia Proceedings

In July 2003, Nokia filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. The Court granted Nokia’s motion to intervene in the Ericsson litigation, and provided Nokia with document access on a limited basis. Thereafter, the Nokia Tribunal ordered that certain documents from the Ericsson litigation be produced to Nokia for its use in the Nokia Arbitration, though the Nokia Tribunal made no decision as to whether issues of patent infringement or validity were relevant to the determination of Nokia’s royalty obligation. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation, which motion was granted by the Court. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. Nokia is contesting our appeal.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004 Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s U.K. patents declared invalid (U.K. Revocation Proceeding). Nokia also seeks a declaration that the manufacture and sale of certain mobile and infrastructure equipment does not infringe these patents and that the patents are not essential under the applicable standard. ITC is contesting all of these claims, and the trial is scheduled to commence in October 2005.

In connection with the U.K. Revocation Proceeding, in September 2004 Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of Texas and the Eastern District of North Carolina have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

During the Nokia Arbitration, in January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against InterDigital Communications Corporation and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. We have filed a motion to dismiss the complaint.

Samsung

In 2002, during an arbitration proceeding, Samsung Electronics Co., Ltd. (Samsung) elected, under its 1996 patent license agreement with ITC (1996 Samsung License Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia patent license agreement, including its MFL provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) as a result of the MFL provision in the Nokia license agreement. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration was filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. ITC has counterclaimed for an arbitration decision requiring that Samsung pay ITC royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position, Samsung would be licensed to sell 3G products on the same terms as Nokia. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The arbitration panel has informed the Company and Samsung that the evidentiary hearing in this matter is scheduled to commence in June 2005.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The case is based on our assertions of infringement by Lucent of several of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit denying any infringement, and seeking a declaration of non-infringement and that the patents are invalid. Lucent has requested attorneys’ fees and costs. The Court has issued a scheduling order pursuant to which the Markman hearing (for claim construction) is scheduled for May 2005, and the trial is scheduled to commence in September 2005. Pursuant to court order, the parties attended a mediation session in January 2005. The parties are currently in the discovery phase of the litigation.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier for the now-settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003 the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement. If this matter results in us paying Federal substantially more than the amount accrued, it could have a material impact on our financial results.

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

We and our licensees, in the normal course of business, have disagreements as to the rights and obligations of the parties under the applicable patent license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales of covered products and royalties owed. Our patent license agreements typically provide for arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by an arbitration panel or through private settlement between the parties. Awards and settlements of arbitration proceedings can be substantial, but are uncertain, unpredictable and often of a non-recurring nature.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property but also arising in the ordinary course of our business.

Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not materially affect us.

9. RELATED PARTY TRANSACTIONS

In 2004 and 2003, we engaged a consulting firm and paid approximately $0.1 million and $0.7 million, respectively, for their services. One of our outside directors is Chairman of the Advisory Board to the consulting firm. Our board member did not receive any direct compensation or commissions related to the engagement.

We paid less than $0.1 million to a consultant for services in 2003 prior to his appointment to our Board of Directors in December, 2003.

10. PREFERRED STOCK

During second quarter 2004, our Board of Directors approved the redemption of all shares outstanding of our $2.50 Cumulative Convertible Preferred Stock (Preferred Stock). We issued a redemption notice for 52,762 shares of Preferred Stock outstanding as of June 15, 2004. The holders of the Preferred Stock were entitled to convert their Preferred Stock at any time prior to the July 19, 2004 redemption date at a conversion rate of 2.08 shares of our Common Stock for each share of Preferred Stock. Between the date of our redemption notice and the redemption date, 50,738 shares of Preferred Stock were converted. In early third quarter 2004, we paid approximately $51,000 to fulfill our redemption obligation, the redemption price being $25.00 per share plus accrued dividends, for the remaining 2,024 Preferred Shares.

Prior to the above-noted redemption, the holders of the Preferred Stock were entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or Common Stock at the Company’s election (subject to a cash election right of the holder), if legally available. Such dividends were payable semi-annually on June 1 and December 1. In the event we failed to pay two consecutive semi-annual dividends within the required time period, penalties, such as adjusted conversion rates, may have been imposed. The Preferred Stock was convertible into Common Stock at any time prior to redemption at a conversion rate of 2.08 shares of Common Stock for each share of preferred. In 2004, 2003 and 2002, we declared and paid dividends on the Preferred Stock of $66,000, $133,000 and $136,000, respectively. These dividends were paid with both cash of $37,000, $77,000 and $92,000 and shares of the Company’s Common Stock of 1,759, 2,593, and 3,113 in 2004, 2003 and 2002, respectively.

Upon any liquidations, dissolution or winding up of the Company, the holders of the Preferred Stock would have been entitled to receive, from the Company’s assets available for distribution to shareholders, $25 per share plus all dividends accrued, before any distribution was made to shareholders of common stock. After such payments, the holders of the Preferred Stock would not have been entitled to any other payments. The redemption price for each share of the Preferred Stock was $25 per share. The Preferred Stock was redeemable at our option.

The holders of the Preferred Stock did not have any voting rights except on those amendments to the Company’s Articles of Incorporation which would have adversely affected their rights, created any class or series of stock ranking senior to or not at parity with the Preferred Stock, as to either dividend or liquidation rights, or increased the authorized number of shares of any senior stock. In addition, if two or more consecutive semi-annual dividends on the Preferred Stock were not paid by the Company, the holders of the Preferred Stock, separately voting as a class, would have been entitled to elect one additional director of the Company.

11. COMMON STOCK COMPENSATION PLANS

Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 7.4 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant.

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2002 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant. In addition, unless otherwise modified, no awards may be granted under the 2002 Plan after the close of business on March 31, 2012.

Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price
		Number	Price Range
BALANCE AT DECEMBER 31, 2001	971	10,564	$0.01-39.00	$11.67
Granted	(1,056)	1,056	$6.32-19.10	$12.46
Canceled	463	(463)	$0.01-39.00	$13.80
Exercised	—	(695)	$0.01-17.13	$8.45
2002 Plan Authorization	1,500	—

BALANCE AT DECEMBER 31, 2002	1,878	10,462	$0.01-39.00	$11.86
Granted	(999)	999	$13.20-25.85	$19.05
Canceled	151	(151)	$6.50-39.00	$19.34
Exercised	—	(1,952)	$0.01-19.10	$8.97

BALANCE AT DECEMBER 31, 2003	1,030	9,358	$0.01-39.00	$13.11
Granted	(390)	390	$15.63-27.26	$22.75
Canceled	245	(245)	$6.31-39.00	$21.42
Exercised	—	(1,030)	$14.91-27.74	$22.25

BALANCE AT DECEMBER 31, 2004	885	8,473	$0.01-39.00	$13.70

The following table summarizes information regarding the stock options outstanding at December 31, 2004 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.25	442	5.15	$4.74	442	$4.74
$ 5.38 - 5.44	880	2.84	5.43	880	5.43
$ 5.50 - 8.25	897	7.35	6.92	858	6.89
$ 8.33 - 9.35	271	6.70	8.81	244	8.80
$ 9.38 - 9.60	1,071	6.98	9.60	1,060	9.60
$ 9.63 - 11.63	1,036	10.94	10.70	968	10.71
$ 11.64 - 13.19	967	6.53	12.47	876	12.52
$ 13.20 - 17.13	1,021	7.28	15.73	692	15.74
$ 17.23 - 24.00	856	8.34	20.06	442	19.84
$ 24.30 - 39.00	1,032	5.91	32.85	896	33.99

$ 0.01 - 39.00	8,473	6.96	$13.70	7,358	$13.20

*	We currently have approximately 250,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $9.63 and $11.63.

Common Stock Warrants

As of December 31, 2004 and 2003, we had warrants outstanding to purchase 80,000 and 192,000 shares of Common Stock, respectively, at exercise prices ranging from $2.50 to $7.63 per share, with weighted average exercise prices of $7.63 and $6.22 per share, respectively. As of December 31, 2004, the warrants outstanding to purchase 80,000 shares of Common Stock are exercisable and will expire in 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under conditions specified in the warrant certificate.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted Common Stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2004 and 2003, we had 1,444,669 and 1,006,491 shares of restricted stock and restricted stock units, respectively, issued under the 1999 Plan. The related compensation expense will be, or has been, amortized over vesting periods that are generally from 1 to 5 years. The balance of unearned compensation at December 31, 2004 and 2003 was $3.3 million and $0.7 million, respectively.

12. SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors (Board) declared a distribution under our Shareholder Rights Plan (Rights Plan) of one Right (as described below) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, any new common shares issued after January 3, 1997 will receive one Right for each common share. The Rights Plan was amended in a number of respects with the latest amendments in March 2000. As amended, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at a purchase price of $250 per share, subject to adjustment. Ordinarily, the Rights will not be exercisable until (i) 10 business days after the earlier of any of the following events (A) a person, entity or group (other than certain categories of shareholders exempted under the Rights Plan) a Person acquires beneficial ownership of 10% or more of the Company’s outstanding common shares, or (B) a Person publicly commences a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announces an intention to acquire control over the Company and proposes in a proxy or consent solicitation to elect such a number of directors, who if elected, would represent a majority of the directors when compared with the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company enters into a merger or other business combination with an Acquiring Person (as such term is defined in the Rights Plan) and the Company is the surviving entity, each holder of a Right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in such a merger or other business combination, each holder of a Right will have the right to receive stock of the Acquiring Person having a value equal to twice the exercise price of the Right. The Company reserves the right to redeem the Rights by majority action of its Independent Directors at any time prior to the date such Rights become exercisable. The Rights Plan will expire on December 31, 2006.

13. TAXES

Income tax expense/(benefit) consists of the following components for 2004, 2003, and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current
Federal	$7,490	$(755)	$1,834
State	—	—	—
Alternative Minimum Tax receivable (AMT)	391	(793)	—
Foreign income tax	20	—	—
Foreign source withholding tax	1,309	3,170	2,861

	9,210	1,622	4,695
Deferred
Federal	(18,090)	3,418	(165)
State	(2,381)	(410)	(4,095)
Foreign source withholding tax	3,150	4,213	5,487
Reversal of valuation allowance	(17,064)	—	—
Increase/(decrease) in valuation allowance – federal	18,090	(1,574)	2,826
Increase in valuation allowance – state	2,381	—	—

	(13,914)	5,647	4,053

Total	$(4,704)	$7,269	$8,748

The deferred tax assets and liabilities are comprised of the following at December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Depreciation	$1,079	$1,143

Patent amortization	2,975	2,093
Other employee benefits	821	561
Other accrued liabilities	1,440	72
Other	38	1,279
Stock compensation	3,788	786
Deferred revenue, net (federal)	42,080	28,922
Deferred revenue (foreign source withholding tax)	5,481	6,914
AMT credit carryforward	1,299	1,711
R&E credits	10,576	2,657
Net operating losses	37,990	42,119

	107,567	88,257

Less: valuation allowance	(75,233)	(81,343)

Net deferred tax asset	$32,334	$6,914

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(In thousands)
Tax at U.S. statutory rate	$(1,430)	$14,190	$3,828
Foreign withholding tax, with no U.S. foreign tax credit	2,943	4,861	5,502
State tax provision	(2,493)	(410)	—
Change in federal and state valuation allowance	14,263	(9,814)	(1,269)
Reversal of valuation allowance	(17,064)	—	—
AMT refund receivable	—	(793)	—
Other	(923)	(765)	687

Total tax (benefit) provision	$(4,704)	$7,269	$8,748

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, generated NOL credit carryforwards of approximately $110 million and $123 million as of December 31, 2004 and 2003, respectively. These NOL credit carryforwards were the largest component of our deferred tax assets which, before any adjustment for valuation allowance, had tax effected values of $107.6 million and $88.3 million, respectively. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets other than those associated with revenue that was recognized in the computation of our foreign source withholding tax liability but deferred for financial statement purposes. In 2004, we determined that our recent operating performance coupled with our current expectations to generate future taxable income, indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in capital. Our assessment of the value of our deferred tax assets did not take into consideration all potential income sources, such as impacts from litigation or arbitration proceedings. At December 31, 2004, approximately $89 million of benefits associated with the exercise of non-qualified stock options are included in the NOL credit carryforward.

        We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future. We believe that the future utilization of our deferred tax assets, which are currently offset by a valuation allowance, continues to be dependent, in part, upon our success in three key areas (1) the market acceptance of our technology products, (2) the outcome of outstanding patent license arbitrations, and (3) our ability to sign additional patent license agreements. We will continue to provide a valuation allowance on a portion of our deferred tax assets until our success in these or other areas provides evidence that our deferred tax assets will be more fully utilized. Our cash income tax obligations are currently limited to foreign source withholding taxes on patent license royalties, state taxes and the federal alternative minimum tax. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL carryforward is fully utilized or has expired.

Under the Internal Revenue Code Section 382, the utilization of a corporation’s NOL credit carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s NOL credit carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL credit carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $20 million of the Company’s NOL credit carryforwards were limited as of December 31, 2004. If the Company experiences an additional more-than-50% cumulative ownership change, the full amount of the NOL credit carryforward may become subject to annual limitation under Section 382. There can be no assurance that the Company will realize the benefit of any NOL credit carryforward.

14. SUBSEQUENT EVENTS

In first quarter 2005, we acquired, for a purchase price of $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems.

In October 2004, our Board of Directors authorized the repurchase (Fourth Quarter Repurchase Program) of an additional one million shares of common stock. In March 2005, the Board expanded their authorization under the Fourth Quarter Repurchase Program by one million shares. We initiated share repurchases under this program in early 2005 and have repurchased 500,000 shares for a total of approximately $9 million through March 15, 2005.

15. SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2004 and 2003:

Selected Quarterly Results (in thousands, except per share amounts, unaudited)	First	Second	Third	Fourth
2004:
Revenues (a)	$33,016	$29,379	$7,358	$33,932
Net income (loss) applicable to common shareholders (b)	$5,800	$856	$(6,403)	$(164)
Net income (loss) per common share – basic	$0.11	$0.02	$(0.12)	$—
Net income (loss) per common share – diluted	$0.10	$0.01	$(0.12)	$—

2003:
Revenues	$37,324	$25,777	$26,790	$24,683
Net income applicable to common shareholders (c)	$26,693	$3,125	$3,431	$1,083
Net income per common share – basic	$0.49	$0.06	$0.06	$0.02
Net income per common share – diluted	$0.45	$0.05	$0.06	$0.02

(a)	In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(b)	Our income tax provision in third quarter 2004 included a benefit of approximately $17 million related to the recognition of an increase in the value of our deferred tax assets.
(c)	In first quarter 2003, we recognized, as other income, $14 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance agreement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

(a) and (b) Management’s Annual Report on Internal Control Over Financial Reporting.

Management of InterDigital Communications Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL

Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2008 Annual Meeting of Shareholders” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2004, and which shall be forwarded to shareholders prior to the 2005 Annual Meeting of Shareholders (Proxy Statement).

The Company’s Code of Business Conduct Ethics is applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer, and the Board of Directors (Code). A copy of the Code is available free of charge on our Internet website at www.interdigital.com. We intend to disclose any amendment to the Code or waiver from a provision of the Code made to our Chief Executive Officer, Chief Financial Officer or Controller on our website. Information concerning the Company’s Audit Committee and the Company’s Audit Committee financial expert is incorporated herein by reference to the Proxy Statement following the caption “Audit Committee Report” to, but not including, “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”. In addition, information set forth in the two paragraphs immediately following the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated by reference herein. Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Annual Report on Form 10-K.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Independent Registered Public Accounting Firm’s Fees”.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The information required by this Item begins on Page 44.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

	*3.1	Restated Articles of Incorporation (Exhibit 3.1 to Amendment No. 1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

	*3.2	By-laws, as amended September 30, 2004 (Exhibit 3.3 to InterDigital’s Current Report on Form 8-K dated October 5, 2004).

	*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

	*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

	*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

	*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

	*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

	*10.2	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

	*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

	†*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

	†*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

	†*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

	†*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

	†*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

	†*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

	†*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

	†*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

	†*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

†*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

†*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

†*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

†*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

†*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

†*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

†*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

†*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

†*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

†*10.22	Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation (“InterDigital”) and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

†*10.23	Employment Agreement dated November 18, 1996 by and between InterDigital and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

†*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

†*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

†*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

†*10.27	Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

†*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

†*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

†*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

†*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

†*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

†*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

†*10.34	Agreement dated January 2, 2001 by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

†*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

†*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

†*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

†*10.39	Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Lisa A. Alexander, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.40	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation (“ITC”) and Ericsson Inc. and Telefonaktiebolaget LM Ericsson (Exhibit 10.48 to InterDigital’s Amendment No. 1 to Quarterly Report on Form 10-Q/A dated July 2, 2003 (the “July 2003 10-Q/A”)).

*10.41	Patent License Agreement dated and effective January 1, 2003 between ITC and Sony Ericsson Mobile Communications AB (Exhibit 10.49 to the July 2003 10-Q/A).

†*10.42	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.43	Patent License Agreement dated May 8, 1995 between ITC and NEC Corporation (“NEC”) (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

*10.44	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

*10.45	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

*10.46	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

*10.47	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to the 2003 Form 8-K).

*10.48	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to the 2003 Form 8-K).

*10.49	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to the 2003 Form 8-K).

*10.50	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

†*10.51	Indemnity Agreement dated as of May 5, 2003 by and between InterDigital and Richard J. Brezski (Exhibit 10.59 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

†*10.52	Severance Agreement dated January 20, 2004 by and between InterDigital and Guy M. Hicks (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

†*10.53	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to 2003 Form 10-K).

†*10.54	Indemnity Agreement dated March 15, 2004 by and between InterDigital and Edward B. Kamins (Exhibit 10.60 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

†10.55	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.61 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 Form 10-Q”)).

†*10.56	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to September 2004 Form 10-Q).

†*10.57	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to September 2004 Form 10-Q).

†*10.58	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to September 2004 Form 10-Q).

†*10.59	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to September 2004 Form 10-Q).

†*10.60	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to September 2004 Form 10-Q).

†*10.61	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to September 2004 Form 10-Q).

†*10.62	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to September 2004 Form 10-Q).

†*10.63	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to September 2004 Form 10-Q).

†10.64	Software License Agreement dated December 21, 2004 between General Dynamics Decision Systems, Inc. and InterDigital.

†10.65	2005 Compensation Program for Outside Directors.

†10.66	InterDigital Communications Corporation Annual Employee Bonus Plan.

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.

(c)	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: March 31, 2005	/s/ Howard E. Goldberg
Howard E. Goldberg President and Chief Executive Officer

Date: March 31, 2005	/s/ R. J. Fagan
Richard J. Fagan Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: March 31, 2005	/s/ D. Ridgely Bolgiano
D. Ridgely Bolgiano, Director

Date: March 31, 2005	/s/ Harry G. Campagna
Harry G. Campagna, Director

Date: March 31, 2005	/s/ Steven T. Clontz
Steven T. Clontz, Director

Date: March 31, 2005	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: March 31, 2005	/s/ Robert S. Roath
Robert S. Roath, Director

Date: March 31, 2005	/s/ Robert W. Shaner
Robert W. Shaner, Director

Date: March 31, 2005	/s/ Alan P. Zabarsky
Alan P. Zabarsky, Director

Date: March 31, 2005	/s/ Howard E. Goldberg
Howard E. Goldberg, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2005	/s/ R. J. Fagan
Richard J. Fagan, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

†10.55	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.61 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

†10.64	Software License Agreement dated December 21, 2004 between General Dynamics Decision Systems, Inc. and InterDigital.

†10.65	2005 Compensation Program for Outside Directors.

†10.66	InterDigital Communications Corporation Annual Employee Bonus Plan.

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

†	Management contract or compensatory plan or arrangement.