Form 10-Q
period 2005-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2005-05-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	53,445,392
Class	Outstanding at May 2, 2005

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

InterDigital®, AIM™, AIM Antenna™ are trademarks of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.

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

i

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

ii

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

TIA/EIA-95

A 2G CDMA standard.

TIA (USA)

The Telecommunications Industry Association.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	(unaudited)
	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,939	$15,737
Short-term investments	112,557	116,081
Accounts receivable	9,868	11,612
Deferred tax assets	4,945	5,170
Prepaid and other current assets	8,506	8,017

Total current assets	149,815	156,617

PROPERTY AND EQUIPMENT, NET	11,851	10,716
PATENTS, NET	51,480	40,972
DEFERRED TAX ASSETS	26,533	27,164
OTHER ASSETS	5,640	6,451

	95,504	85,303

TOTAL ASSETS	$245,319	$241,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$332	$212
Accounts payable	7,756	6,758
Accrued compensation and related expenses	8,986	9,264
Deferred revenue	25,908	28,075
Foreign and domestic taxes payable	88	379
Other accrued expenses	4,074	5,145

Total current liabilities	47,144	49,833
LONG-TERM DEBT	1,837	1,672
LONG-TERM DEFERRED REVENUE	85,287	71,121
OTHER LONG-TERM LIABILITIES	1,480	3,635

TOTAL LIABILITIES	135,748	126,261

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 59,940 and 59,662 shares issued and 54,934 and 55,156 shares issued and outstanding	599	597
Additional paid-in capital	354,652	342,751
Accumulated deficit	(165,406)	(164,524)
Accumulated other comprehensive loss	(199)	(66)
Unearned compensation	(11,224)	(3,276)

	178,422	175,482
Treasury stock, 5,006 and 4,506 shares of common held at cost	68,851	59,823

Total shareholders’ equity	109,571	115,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$245,319	$241,920

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
REVENUES	$35,497	$33,016

OPERATING EXPENSES:
Sales and marketing	2,280	1,614
General and administrative	6,566	5,390
Patents administration and licensing	11,247	5,000
Development	16,173	12,914

	36,266	24,918

(Loss) income from operations	(769)	8,098

OTHER INCOME (EXPENSE):
Interest and net investment income	829	495
Interest expense	(39)	(67)

Income before income tax provision	21	8,526

INCOME TAX PROVISION	(903)	(2,692)

Net (loss) income	(882)	5,834
PREFERRED STOCK DIVIDENDS	—	(34)

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS	$(882)	$5,800

NET (LOSS) INCOME PER COMMON SHARE – BASIC	$(0.02)	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	55,053	55,146

NET (LOSS) INCOME PER COMMON SHARE – DILUTED	$(0.02)	$0.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	55,053	59,745

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before preferred stock dividends	$(882)	$5,834

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,669	2,474
Deferred revenue recognized	(15,907)	(12,709)
Increase in deferred revenue	27,906	22,784
Non-cash compensation	2,668	647
Other	25	(44)
Decrease (increase) in assets:
Receivables	1,744	1,497
Deferred charges	1,737	(2,766)
Other current assets	(512)	599
Increase (decrease) in liabilities:
Accounts payable	998	(2,487)
Accrued compensation	(2,298)	(2,044)
Other accrued expenses	(1,497)	2,273

Net cash provided by operating activities	16,651	16,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(44,303)	(56,427)
Sales of short-term investments	47,622	41,931
Purchases of property and equipment	(2,071)	(546)
Capitalized Patent costs	(3,826)	(2,550)
Acquisition of patents	(8,050)	—

Net cash used in investing activities	(10,628)	(17,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	1,287	6,492
Payments on long-term debt, including capital lease obligations	(80)	(50)
Repurchase of common stock	(9,028)	—

Net cash (used) provided by financing activities	(7,821)	6,442

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,798)	4,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,737	20,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,939	$25,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted common stock	$494	$450

Leased asset additions and related obligations	$365	$—

Interest paid	$58	$41

Income taxes paid, including foreign withholding taxes	$375	$2,146

The accompanying notes are an integral part of these consolidated financial statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital”, the “Company”, “we”, “us” and “our”) as of March 31, 2005, the results of our operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company has one reportable segment.

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

There have been no material changes in our existing accounting policies or estimates from the disclosures included in our 2004 Form 10-K.

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

	Three Months Ended March 31,
	2005	2004
Net (loss) income applicable to common shareholders—as reported	$(882)	$5,800
Add: Stock-based employee compensation expense included in reported net income	2,668	647
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,643)	(4,622)
Tax effect	332	—

Net (loss) income applicable to common shareholders – pro forma	$(1,525)	$1,825
Net (loss) income per share – as reported – basic	(0.02)	0.11
Net (loss) income per share – as reported – diluted	(0.02)	0.10
Net (loss) income per share – pro forma – basic	(0.03)	0.03
Net (loss) income per share – pro forma – diluted	(0.03)	0.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected option life (in years)	4.80	4.73
Risk-free interest rate	3.9%	3.0%
Volatility	82%	104%
Dividend yield	—	—
Weighted average fair value	$12.71	$20.29

During first quarter 2004, 6,000 shares of the Company’s restricted Common Stock were returned to treasury upon their surrender.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our results.

2. SIGNIFICANT AGREEMENTS AND EVENTS:

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

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license in, our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The contract may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the contract through March 31, 2005, we recognized approximately $4.9 million in revenue, including approximately $4.7 million in first quarter 2005. At March 31, 2005 and December 31, 2004, our accounts receivable included unbilled amounts of approximately $1.7 million and $0.1 million, respectively. At March 31, 2005, our other current assets included approximately $1.2 million of related costs which we deferred in accordance with our application of the percentage-of-completion method.

In first quarter 2005, we completed the first milestones under the agreement and received $1.2 million in related payments.

Subsequent to our delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Acquisition of Patents

In first quarter 2005, we acquired, for a purchase price of approximately $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, these patents will be amortized over their expected useful lives of approximately 15 years.

3. INCOME TAXES:

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, generated federal net operating loss (NOL) credit carryforwards of approximately $110 million as of December 31, 2004. These NOL credit carryforwards were the largest component of our deferred tax assets which, before any adjustment for valuation allowance, had a tax effected value of $107.6 million. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes.

In first quarter 2005, our effective tax rate, excluding foreign withholding tax was 34%. We reduced our deferred tax asset balance during first quarter 2005 by approximately $0.9 million primarily related to foreign withholding tax. At December 31, 2004, we provided a valuation allowance of approximately $75.2 million against our deferred tax assets of approximately $107.6 million. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future. We believe that the future utilization of our deferred tax assets, which are currently offset by a valuation allowance, continues to be dependent, in part, upon our success in three key areas: (1) the market acceptance of our technology products; (2) the outcome of outstanding patent license arbitrations; and (3) our ability to sign additional patent license agreements. We will continue to provide a valuation allowance on a portion of our deferred tax assets until our success in these or other areas provides evidence that our deferred tax assets will be more fully utilized. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

Under Internal Revenue Code Section 382, the utilization of a corporation’s NOL credit carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit the Company’s NOL credit carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL credit carryforward period.

In 1992, the Company experienced a more-than-50% cumulative change in ownership. As a result of such change in ownership, approximately $20 million of the Company’s NOL credit carryforwards were limited as of December 31, 2004. If the Company experiences an additional more-than-50% cumulative ownership change, the full amount of the NOL credit carryforward may become subject to annual limitation under Internal Revenue Code Section 382. There can be no assurance that the Company will realize the benefit of any NOL credit carryforward.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
(Loss) income per share—basic: (Loss) income available to Common Shareholders	$(882)	55,053	$(0.02)	$5,800	55,146	$0.11

Effect of dilutive options, warrants and restricted stock units	—	—	—	—	4,599	(0.01)

(Loss) income per share—diluted: (Loss) income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$(882)	55,053	$(0.02)	$5,800	59,745	$0.10

For the three months ended March 31, 2005, the effect of all options and warrants were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period.

For the three months ended March 31, 2004, options and warrants to purchase approximately 1.2 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Nokia

Nokia Arbitration

As previously reported in the Company’s 2004 Form 10-K, in July 2003, Nokia requested arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002. Nokia is seeking a determination that its obligation under our existing patent license agreement is not defined by our patent license agreements with Ericsson and Sony Ericsson or has been discharged. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the arbitration panel (Nokia Tribunal) until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the Nokia Tribunal cannot award money damages. ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and a determination of the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and included additional claims and defenses relating to the validity and infringement of certain of ITC’s patents. Subsequently, Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents, but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have contested Nokia’s position.

The hearing in the Nokia Arbitration was conducted in January 2005 and the Nokia Tribunal notified the parties that the Nokia Tribunal expects to submit an internal draft Award to the ICC on or before March 31, 2005 (as an approximate date). The ICC has set May 31, 2005 as the last date for rendering a Final Award and the Company anticipates a decision by the ICC on or before such last date absent an earlier resolution by the parties. Any Final Award could be subject to appeal filings on limited bases and enforcement proceedings by the parties. As of the time of filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2005, the Company has not received any notification nor any other information relating to the actual timing or content of any draft of the Final Award or the Final Award itself.

Other Nokia Proceedings

As previously reported in the Company’s 2004 Form 10-K, in July 2003, Nokia filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. The Court granted Nokia’s motion to intervene in the Ericsson litigation, and provided Nokia with document access on a limited basis. Thereafter, the Nokia Tribunal ordered that certain documents from the Ericsson litigation be produced to Nokia for its use in the Nokia Arbitration, though the Nokia Tribunal made no decision as to whether issues of patent infringement or validity were relevant to the determination of Nokia’s royalty obligation. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation, which motion was granted by the Court. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. Nokia is contesting our appeal. The appeal was argued before the Federal Circuit Court of Appeals and we are awaiting a decision from the Court.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004, Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s U.K. patents declared invalid (U.K. Revocation Proceeding). Nokia also seeks a declaration that the manufacture and sale of certain mobile and infrastructure equipment does not infringe these three patents, and that the patents are not essential under the applicable standard. ITC is contesting all of these claims, and the trial is scheduled to commence in October 2005.

In connection with the U.K. Revocation Proceeding, in September 2004 Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of North Carolina and the Eastern District of Texas have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

During the Nokia Arbitration, in January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against the Company and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. We have filed a motion to dismiss the complaint to which Nokia has responded. The Court has not ruled on the motion.

Samsung

As previously reported in the Company’s 2004 Form 10-K, in 2002, during an arbitration proceeding, Samsung Electronics Co. Ltd. (Samsung) elected, under its 1996 patent license agreement with ITC (1996 Samsung License Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia patent license agreement, including its most favored licensee (MFL) provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of ITC’s license agreements with Ericsson (for infrastructure products) and Sony Ericsson (for terminal unit products) as a result of the MFL provision in the Nokia license agreement. In November 2003, Samsung initiated a binding arbitration against the Company and ITC. The arbitration was filed with the ICC. Samsung is seeking to have an ICC arbitration panel determine that Samsung’s obligations under the 1996 Samsung License Agreement are not defined by our license agreements with Ericsson and Sony Ericsson or, in the alternative, to determine the amount of the appropriate royalty due. ITC has counterclaimed for an arbitration decision requiring that Samsung pay ITC royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and determining the amount of the royalty and payment terms. We also seek a declaration that the parties’ rights and obligations are governed by the 1996 Samsung License Agreement, and that the Nokia patent license agreement dictates only Samsung’s royalty obligations and most favored rights for those products licensed under the 1996 Samsung License Agreement. Samsung has replied to ITC’s answer and counterclaim, maintaining Samsung’s position (as set forth in its arbitration demand) and arguing that it has succeeded to all of Nokia’s license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position, Samsung would be licensed to sell 3G products on the same terms as Nokia. In the alternative, Samsung asserts that its royalty obligations should be governed by the MFL clause in the 1996 Samsung License Agreement. The arbitration panel has informed the Company and Samsung that the evidentiary hearing in this matter is scheduled to commence in June 2005.

Lucent

As previously reported in the Company’s 2004 Form 10-K, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 equipment. The case is based on our assertions of infringement by Lucent of several of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit denying any infringement, and seeking a declaration of non-infringement and that the patents are invalid. Lucent has requested attorneys’ fees and costs. The Court has issued a scheduling order pursuant to which the Markman hearing (for claim construction) is scheduled for May 2005, and the trial is scheduled to commence in September 2005. Pursuant to court order, the parties attended a mediation session in January 2005. The parties are currently in the discovery phase of the litigation. In April 2005, Lucent filed a motion for summary judgment as to certain patent claims on the basis of invalidity, to which we have responded. The Court has not ruled on the motion.

Federal

As previously reported in the Company’s 2004 Form 10-K, in October 2003, Federal Insurance Company (Federal), the insurance carrier for the now-settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement.

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

6. STOCK REPURCHASE:

In October 2004, our Board of Directors authorized the repurchase of one million shares of the Company’s common stock (Repurchase Program). In March 2005, the Board of Directors expanded the Repurchase Program by an additional one million shares to a total of two million shares. We began activity under the Repurchase Program early in first quarter 2005 and repurchased a total of 500,000 shares in the quarter at a cost of approximately $9.0 million. We repurchased the remaining 1.5 million shares under the Repurchase Program in early second quarter 2005 at a cost of approximately $25.1 million.

7. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net (loss) income	$(882)	$5,800
Unrealized (loss) gain on investments	(133)	35

Total comprehensive (loss) income	$(1,015)	$5,835

8. SUBSEQUENT EVENT:

Effective May 2, 2005, Mr. Howard E. Goldberg’s employment as Chief Executive Officer and President of the Company terminated, and Mr. Charles R. Tilden’s employment as Chief Operating Officer of the Company terminated. Subject to the finalization of separation documentation, the Company anticipates that it would record a charge in second quarter 2005 associated with such terminations. The charge would be comprised primarily of severance payments and other benefits associated with such terminations under the provisions of Messrs. Goldberg’s and Tilden’s respective employment agreements, provided certain conditions are met.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended March 31, 2005 (Form 10-Q).

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

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license in, our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The contract may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the contract through March 31, 2005, we recognized approximately $4.9 million in revenue, including approximately $4.7 million in first quarter 2005. At March 31, 2005 and December 31, 2004, our accounts receivable included unbilled amounts of approximately $1.7 million and $0.1 million, respectively. At March 31, 2005, our other current assets included approximately $1.2 million of related costs which we deferred in accordance with our application of the percentage-of-completion method.

In first quarter 2005, we completed the first milestones under the agreement and received $1.2 million in related payments.

Subsequent to our delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Acquisition of Patents

In first quarter 2005, we acquired, for a purchase price of approximately $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets, driving a 26% increase in the net book value of our patents at March 31, 2005 as compared to December 31, 2004. Based on our assessment in connection with the asset acquisition these patents will be amortized over their expected useful lives of approximately 15 years.

Stock Repurchase

In October 2004, our Board of Directors authorized the repurchase of one million shares of the Company’s common stock (Repurchase Program). In March 2005, the Board of Directors expanded the Repurchase Program by an additional one million shares to a total of two million shares. We began activity under the Repurchase Program early in first quarter 2005 and repurchased a total of 500,000 shares in the quarter at a cost of approximately $9.0 million. We repurchased the remaining 1.5 million shares under the Repurchase Program early in second quarter 2005 at a cost of approximately $25.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2004 Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K. There have been no material changes in our existing accounting policies or estimates from the disclosures included in our 2004 Form 10-K.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our results.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $16.7 million in first quarter 2005 compared to $16.1 million in first quarter 2004. The positive operating cash flow in first quarter 2005 arose principally from receipts of approximately $48.0 million from patent licensing agreements. This included approximately $27.9 million from Sony Ericsson, the majority of which represents a new prepayment under our 2003 patent license agreement, $9.5 million from Sharp Corporation (Sharp) related to our 2G and 3G patent license agreements, $8.1 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement and approximately $2.5 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $30.9 million and changes in working capital during first quarter 2005. The positive operating cash flow in first quarter 2004 arose principally from net receipts of approximately $42.7 million from patent licensing agreements. This included approximately $13.0 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective 2003 patent license agreements, $10.0 million from Sharp related to our 3G patent license agreement, $4.6 million from NEC associated with our 3G patent license agreement, and $3.5 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $21.8 million (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) and changes in working capital during first quarter 2004.

Net cash used for investing activities in first quarter 2005 was $10.6 million compared to $17.6 million in first quarter 2004. Our net sales of short-term marketable securities in first quarter 2005 were $3.3 million compared to net purchases of $14.5 million in first quarter 2004. This change resulted from cash requirements of approximately $9.0 million and $8.0 million, respectively, in first quarter 2005 to finance both our Repurchase Program and an acquisition of patents from a third party. Our investment in hardware and software of $2.1 million during first quarter 2005 represents an increase of approximately $1.5 million compared to first quarter 2004 and consists of investments necessary to support our engineering information systems network. Our pace of investment associated with patent filings increased $1.3 million to $3.8 million in first quarter 2005 compared to first quarter 2004, reflecting continuation of the growth in our development of intellectual property that we have experienced in recent years. As discussed in the overview above, we also invested approximately $8.0 million to acquire patents and intellectual property that compliment our current development initiatives.

A use of approximately $9.0 million related to our Repurchase Program drove our $7.8 million use of cash by financing activities for first quarter 2005. In first quarter 2004, our financing activities generated cash of approximately $6.4 million, primarily from proceeds resulting from stock option exercises and employee stock purchase plan activity.

As of March 31, 2005, we had $126.5 million of cash, cash equivalents and short-term investments, compared to $131.8 million as of December 31, 2004. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current deferred tax assets, current maturities of debt and current deferred revenue, decreased to $(2.5) million at March 31, 2005 from $(1.9) million at December 31, 2004.

As noted above, in early second quarter 2005, we repurchased the remaining 1.5 million shares authorized under our Repurchase Program at a cost of approximately $25.1 million. In addition, we received a new royalty prepayment of approximately $5.5 million from a current licensee. We are capable of supporting our operating requirements for the near future, through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. We do not expect that any resolution of our dispute with Federal Insurance Company (See, “Item 1. Legal Proceedings-Federal”) will prevent us from supporting our operating requirements for the near future. Although we do not, at present, anticipate any need for additional financing through either bank facilities or the sale of debt or equity securities, we may seek to establish a bank facility to provide us with additional flexibility in managing our business.

As of December 31, 2004, we had federal net operating loss (NOL) credit carryforwards of approximately $110 million. Our obligation to pay foreign source withholding taxes to Japan on the collection of Japanese sourced royalties ceased effective July 1, 2004. We will continue to pay local and state income taxes, and alternative minimum taxes (AMT) when applicable. We do not expect to pay federal income tax (other than AMT) until these federal NOL credit carryforwards are fully utilized.

RESULTS OF OPERATIONS

First Quarter 2005 Compared to First Quarter 2004

Revenues

Revenues of $35.5 million for first quarter 2005 increased $2.5 million or 8% over first quarter 2004 revenues of $33.0 million. This increase was primarily due to the recognition of $4.7 million of revenue from our software license agreement with General Dynamics which was offset, in part, by a $1.6 million decrease in recurring patent license royalty revenue.

Recurring patent license royalty revenue in first quarter 2005 of $30.8 million decreased 5% from first quarter 2004. The decrease in recurring patent license royalty revenue was primarily driven by a $5.1 million decrease in royalties from NEC as the level of NEC’s first quarter 2004 royalties were affected positively by 3G handset shipments that were delayed from calendar fourth quarter 2003 to calendar first quarter 2004 upon NEC’s resolution of software and interoperability issues (Note: Until third quarter 2004, we recognized per-unit royalty revenue in the period in which our licencees’ underlying sales occurred. Currently, we recognize such revenue in the period in which we receive the related royalty reports from our licensees). First quarter 2005 recurring patent license royalty revenues from Sharp and Sony Ericsson increased by $2.3 million and $0.1 million, respectively, from first quarter 2004. NEC (32%), Sharp (27%) and Sony Ericsson (12%) collectively contributed 71% of our total revenue in first quarter 2005.

We did not record any royalty revenue in first quarter 2005 associated with a licensee that did not submit its royalty report covering fourth quarter 2004 sales until early second quarter 2005. As a result, in second quarter 2005 we will recognize approximately $1.1 million of royalty revenue associated with this licensee’s fourth quarter 2004 sales, in addition to any amounts this licensee reports during the balance of second quarter 2005 associated with its first quarter 2005 sales.

Operating Expenses

Operating expenses increased 46% to $36.3 million in first quarter 2005 from $24.9 million in first quarter 2004. The key drivers of this increase were legal fees associated with outstanding arbitrations and litigations, and personnel costs related to a long-term compensation program. First quarter 2005 legal fees increased approximately $5.5 million over first quarter 2004. In second quarter 2004, we introduced new compensation initiatives that substantially replaced our previous widespread use of stock options as an incentive tool. These initiatives include a cash incentive award tied to long-term company performance and restricted stock units. We recognized approximately $3.9 million of expense in first quarter 2005 related to these initiatives. 2005 represents both the final year of the initial measurement period (April 2004 through December 2005) and the first year of a new three year measurement period (January 2005 through December 2007) under this long-term compensation program. As a result of this overlap, the rate of expense we are experiencing related to these initiatives in 2005 is greater than the rate incurred in the last three quarters of 2004 and the rate we expect to incur in 2006.

Development expenses in first quarter 2005 increased 25% to $16.2 million from $12.9 million in first quarter 2004. This increase was due primarily to a $2.2 million increase in personnel costs and a $1.0 million increase in outsourced services and operations expense. Our increased levels of expense related to outsourced services and operations resulting from work associated with our HSDPA platform development.

Sales and marketing expenses of $2.3 million in first quarter 2005 increased 41% from first quarter 2004 as a result of higher personnel costs of $0.5 million and trade show costs.

General and administrative expenses in first quarter 2005 increased 22% to $6.6 million from $5.4 million in first quarter 2004, primarily driven by an increase of approximately $0.8 million in personnel costs.

Patents administration and licensing expenses of approximately $11.2 million in first quarter 2005 represent a 125% increase over first quarter 2004 expense levels of approximately $5.0 million. Our patent enforcement costs increased approximately $5.1 million as a result of our respective arbitrations and litigations with Nokia, Samsung and Lucent. Increases in personnel contributed another $0.5 million to the overall increase.

Interest and Net Investment Income and Interest Expense

Interest and net investment income of $0.8 million in first quarter 2005 increased $0.4 million compared to $0.4 million in first quarter 2004 due to higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision decreased from $2.7 million in first quarter 2004 to $0.9 million in first quarter 2005. The income tax provision for both periods consisted primarily of withholding taxes associated with patent licensing royalties from Japan. The decrease in our foreign source withholding tax expense in first quarter 2005 compared to first quarter 2004 resulted from a July 2004 tax treaty between the U.S. and Japan that eliminated the foreign source withholding tax requirements between those countries, provided certain conditions are met.

Expected Trends

We expect to provide updated guidance on second quarter 2005 revenue after we receive and review the majority of our per-unit royalty reports. Based on a preliminary report received from NEC, we anticipate that royalties from NEC will improve 15% to 18% over first quarter 2005 levels. In addition, we expect to benefit from the recognition of approximately $1.1 million of royalties from a licensee that submitted a royalty report after the most recent quarter-end covering fourth quarter 2004 sales. We currently estimate that revenue associated with the work for General Dynamics may exceed that of first quarter 2005 as activity levels remain high. Subject to the level of expenses associated with current arbitrations and litigations, we expect second quarter ongoing operating expense levels to be similar to first quarter 2005. We also project that our book tax rate for second quarter will approximate 34% to 38%, plus an amount for deferred foreign source withholding tax expense, which is, in part, dependent on the level of per-unit royalties.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q (Form 10-Q), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting, among other things, the Company’s beliefs, plans and expectations as to: (i) the timing of deliverables and associated revenue under our contract with General Dynamics and any related additional services; (ii) the effect of our January 1, 2006 adoption of SFAS 123(R) on our financial results; (iii) the impact of any resolution of our dispute with Federal on our ability to meet our near term operating requirements; (iv) our lack of need to seek additional financing; (v) our future federal income tax obligations, our estimated book tax rate and foreign source withholding tax expense for second quarter 2005, and our expected utilization of our federal NOL credit carryforwards; (vi) the rate at which we expect to incur expense associated with our long-term compensation program into 2006; (vii) our plan to update our guidance for second quarter 2005 revenues, and anticipated revenue in second quarter 2005, including royalty revenues from NEC; (viii) our projected second quarter over first quarter 2005 operating expense levels; (ix) the relevance of issues of patent invalidity or infringement on the arbitrable royalty dispute in the Nokia Arbitration and the anticipated timing of the ICC’s decision; and (x) our second quarter 2005 revenue. Words such as “expect,” “anticipate,” “may,” “will,” “plan,” “future,” “could,” “seek,” “project,” “potential,” “continue to,” “believe,” “intend,” or similar expressions are intended to identify such forward-looking statements.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. In addition to the associated risks and uncertainties identified in this Form 10-Q as well as other information contained herein, each of the following factors should be considered in evaluating our business and prospects.

The timing of deliverables and associated payments under our contract with General Dynamics and any related additional services may be impacted by: (i) our ability to satisfactorily meet milestones; (ii) changes in delivery schedules; or (iii) an exercise of termination by convenience on the part of the U.S. Government.

The effect of our January 1, 2006 adoption of SFAS 123(R) on our financial results may significantly increase our compensation costs relating to share-based payment transactions depending on: (i) the valuation method used; and (ii) the amount of outstanding share-based compensation arrangements the Company has at such time.

Our ability to support our operating requirements in the near future, our expectations that second quarter 2005 operating expenses will be consistent with first quarter 2005 levels, and our belief that any resolution of our dispute with Federal would not affect our operating requirements for the near future may be affected by the factors listed herein, as well as our cash flow and our recurring royalties which are dependent on: (i) the market share and performance of our primary licensees in realizing our projections for sales of covered products; (ii) the economy and sales trends in the wireless market; (iii) our ability to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due or pre-payments against future royalties; (v) our ability to successfully prosecute, enforce and protect our patents and other intellectual property rights; (vi) unanticipated changes in the schedule or costs associated with the Nokia and Samsung arbitrations and Lucent litigation; and (vii) expenses associated with our long-term compensation program. Further, our failure to generate sufficient cash flows over the long-term, based on the factors listed herein and those set forth in our 2004 Form 10-K, could adversely impact operating requirements and our current lack of need to seek additional financing.

Our expected utilization of our federal NOL credit carryforwards are dependent on: (i) changes in the market share and the performance of our primary licensees in selling their products; (ii) the market acceptance of our technology products; (iii) our ability to effectively manage costs; (iv) the costs and outcome of ongoing litigation/arbitration; (v) our ability to identify and effectively implement effective tax planning strategies; (vi) changes to existing federal tax regulations; and (vii) our ability to enter into new or expand existing patent license agreements. Our future federal income tax obligations, our estimated book tax rate and our foreign source withholding tax expense for second quarter 2005 may be affected by: (i) changes in federal and/or state tax regulations; (ii) changes to international tax treaties and federal tax regulations; (iii) the amount of per-unit royalties paid by new and existing licensees; (iv) the cost of litigation; and (v) our level of continued self-funding in technology development activities.

The rate at which we expect to incur expense associated with our long-term compensation program in 2006 may be impacted by significant changes in personnel eligible to participate in the program or changes in the terms of the program.

Our plan to update guidance as to second quarter 2005 revenues is dependent upon our timely receipt of a majority of our licensees’ per-unit royalty reports during second quarter 2005. Anticipated increased royalty revenue from NEC in second quarter over first quarter 2005 may be effected by the accuracy of preliminary reports received by NEC and NEC’s continued ability to realize projected sales for covered products.

Our expected second quarter 2005 revenues may be impacted by: (i) a delay in the receipt of quarterly royalty reports from our licensees; (ii) our ability to record the receipt of $1.1 million in royalty revenue from a licensee reporting fourth quarter 2004 sales; and (iii) the potential additions of new patent license agreements or other revenue streams.

The relevance of issues of patent validity or infringement to the arbitrable royalty dispute in the Nokia Arbitration may be affected by the Nokia Tribunal’s: (i) interpretation of the applicability of the Ericsson and Sony Ericsson patent license agreements on the royalty obligations of Nokia; (ii) a finding in favor of such claims; or (iii) any future legal proceedings concerning the same patents and claims. The anticipated timing of the ICC’s decision could be impacted by unanticipated delays or changes in the meeting schedule of the ICC.

Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no duty to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2004 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia

Nokia Arbitration

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in July 2003, Nokia requested arbitration regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). Pursuant to the dispute resolution provisions of the patent license agreement, the arbitration is being conducted in the International Court of Arbitration of the International Chamber of Commerce (ICC).

The binding arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002. Nokia is seeking a determination that its obligation under our existing patent license agreement is not defined by our patent license agreements with Ericsson and Sony Ericsson or has been discharged. Nokia also is seeking a ruling that no royalty rate for its sales after January 1, 2002 can be determined by the arbitration panel (Nokia Tribunal) until certain contractual conditions precedent have been satisfied. Nokia has additionally claimed that, in any event, the Nokia Tribunal cannot award money damages. ITC filed an Answer to Nokia’s Request for Arbitration arguing that the patent license agreements signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002, that Nokia’s duty to pay these royalties has not been discharged, and that the documents sought by Nokia are not relevant to the royalty determination. ITC also counterclaimed for an arbitration decision requiring that Nokia pay us royalties on equivalent terms and conditions as those set forth in the Ericsson and Sony Ericsson patent license agreements for the period January 1, 2002 to December 31, 2006, and a determination of the amount of the royalty and payment terms. During fourth quarter 2003, Nokia filed a Reply contesting our claims and included additional claims and defenses relating to the validity and infringement of certain of ITC’s patents. Subsequently, Nokia withdrew from the arbitration its claims pertaining to invalidity and non-infringement of those same ITC patents, but maintains that the validity and infringement of those patents is a factor the arbitration panel should consider in the arbitration. We do not believe that the issues of patent validity or infringement are relevant to the arbitrable royalty dispute and have contested Nokia’s position.

The hearing in the Nokia Arbitration was conducted in January 2005 and the Nokia Tribunal notified the parties that the Nokia Tribunal expects to submit an internal draft Award to the ICC on or before March 31, 2005 (as an approximate date). The ICC has set May 31, 2005 as the last date for rendering a Final Award and the Company anticipates a decision by the ICC on or before such last date absent an earlier resolution by the parties. Any Final Award could be subject to appeal filings on limited bases and enforcement proceedings by the parties. As of the time of filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2005, the Company has not received any notification nor any other information relating to the actual timing or content of any draft of the Final Award or the Final Award itself.

Other Nokia Proceedings

As previously reported in the Company’s 2004 Form 10-K, in July 2003, Nokia filed a motion to intervene in the now-settled Ericsson litigation in the United States District Court for the Northern District of Texas and to gain access to documents previously sealed by the Court in the settled litigation. We filed a response opposing the request to intervene and opposing the request for access to the documents. The Court granted Nokia’s motion to intervene in the Ericsson litigation, and provided Nokia with document access on a limited basis. Thereafter, the Nokia Tribunal ordered that certain documents from the Ericsson litigation be produced to Nokia for its use in the Nokia Arbitration, though the Nokia Tribunal made no decision as to whether issues of patent infringement or validity were relevant to the determination of Nokia’s royalty obligation. Nokia subsequently filed a motion to reinstate certain decisions that were vacated in the now-settled Ericsson litigation, which motion was granted by the Court. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. Nokia is contesting our appeal. The appeal was argued before the Federal Circuit Court of Appeals and we are awaiting a decision from the Court.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004, Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s U.K. patents declared invalid (U.K. Revocation Proceeding). Nokia also seeks a declaration that the manufacture and sale of certain mobile and infrastructure equipment does not infringe these three patents, and that the patents are not essential under the applicable standard. ITC is contesting all of these claims, and the trial is scheduled to commence in October 2005.

In connection with the U.K. Revocation Proceeding, in September 2004 Nokia filed an action against Sony Ericsson in the

Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of North Carolina and the Eastern District of Texas have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

During the Nokia Arbitration, in January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against the Company and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. We have filed a motion to dismiss the complaint to which Nokia has responded. The Court has not ruled on the motion.

Lucent

As previously reported in the Company’s 2004 Form 10-K, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc., (Lucent) a leading manufacturer of cdma2000 equipment. The case is based on our assertions of infringement by Lucent of several of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit denying any infringement, and seeking a declaration of non-infringement and that the patents are invalid. Lucent has requested attorneys’ fees and costs. The Court has issued a scheduling order pursuant to which the Markman hearing (for claim construction) is scheduled for May 2005, and the trial is scheduled to commence in September 2005. Pursuant to court order, the parties attended a mediation session in January 2005. The parties are currently in the discovery phase of the litigation. In April 2005, Lucent filed a motion for summary judgment as to certain patent claims on the basis of invalidity, to which we have responded. The Court has not ruled on the motion.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during first quarter 2005:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	200,000	$18.91	200,000	800,000
February 1, 2005 – February 28, 2005	190,000	$17.85	190,000	610,000
March 1, 2005 – March 31, 2005	110,000	$16.87	110,000	1,500,000	(2)

Total	500,000	$18.06	500,000	1,500,000

(1)	On October 25, 2004, we announced that our Board of Directors authorized the repurchase of up to one million shares of our outstanding Common Stock from time-to-time through open-market purchases or prearranged plans (Repurchase Program). On March 10, 2005, we announced that the Board of Directors expanded the Repurchase Program, by an additional one million shares, to a total of two million shares, to be purchased from time-to-time through open-market purchases or prearranged plans.
(2)	Represents the maximum number of shares available that the Company may repurchase as of March 31, 2005. As of the date of this filing on Form 10-Q, we have repurchased all two million shares of our Common Stock under the Repurchase Program, at a total cost of approximately $34.1 million.

Item 5. OTHER INFORMATION.

The following information is being provided in lieu of filing a Form 8-K to report our entry into a material definitive agreement under Item 1.01:

Consistent with the Company’s compensation philosophy and its objective to attract and retain top talent, the Compensation Committee of the Board of Directors, composed entirely of independent non-employee directors, reviews the base salaries of senior management on an annual basis and makes adjustments, as appropriate. In connection with this annual review, on December 9, 2004, the Compensation Committee made changes to the salaries of the Company’s named executive officers, effective as of January 1, 2005. The salary adjustments for each of the named executive officers are set forth in the following table:

Name	Title	Base Salary 1/1/2005 –12/31/2005
Howard E. Goldberg(1)	President and Chief Executive Officer	$434,925
William J. Merritt(2)	General Patent Counsel, President of InterDigital Technology Corporation	$294,300
Alain C. Briancon	Chief Technology Officer	$291,900
Richard J. Fagan	Chief Financial Officer	$275,000
Charles R. Tilden(1)	Chief Operating Officer	$280,350

(1)	Mr. Goldberg’s and Mr. Tilden’s employment with the Company terminated effective May 2, 2005.
(2)	Mr. Merritt was appointed as Chief Executive Officer and President of the Company effective May 2, 2005. Mr. Merritt’s base salary in his new role will be adjusted upon the review and approval of such salary by the Compensation Committee.

Item 6. EXHIBITS.

The	following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†10.70	InterDigital Communications Corporation Long-Term Compensation Program, as amended April 2005 (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K)).

†10.71	Compensation Program for Outside Directors, as amended April 2005 (Exhibit 10.64 to 2004 10-K).

†10.72	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended April 2005 (Exhibit 10.65 to 2004 Form 10-K).

†10.73	InterDigital Communications Corporation Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: May 9, 2005	/s/ William J. Merritt
William J. Merritt President and Chief Executive Officer

Date: May 9, 2005	/s/ R.J. Fagan
Richard J. Fagan Chief Financial Officer