Form 10-Q
period 2005-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2005-08-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	53,563,579
Class	Outstanding at August 1, 2005

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

		PAGES
Part I – Financial Information:

Item 1.	Condensed Consolidated Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information:

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	21

Signatures		22

Exhibit 3.2

Exhibit 10.62

Exhibit 10.63

Exhibit 10.70

Exhibit 10.74

Exhibit 10.75

Exhibit 10.76

Exhibit 10.77

Exhibit 10.78

Exhibit 10.79

Exhibit 10.80

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

InterDigital® is a trademark of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-Q are the property of their respective holders.

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

cdma2000®

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

i

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

ii

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

TIA/EIA-95

A 2G CDMA standard.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

iii

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	(unaudited)
	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,898	$15,737
Short-term investments	88,135	116,081
Accounts receivable	15,569	11,612
Deferred tax assets	7,839	5,170
Prepaid and other current assets	6,535	8,017

Total current assets	129,976	156,617

PROPERTY AND EQUIPMENT, NET	11,341	10,716
PATENTS, NET	54,171	40,972
DEFERRED TAX ASSETS	20,854	27,164
OTHER NON-CURRENT ASSETS	5,516	6,451

	91,882	85,303

TOTAL ASSETS	$221,858	$241,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$338	$212
Accounts payable	6,193	6,758
Accrued compensation and related expenses	10,498	9,264
Deferred revenue	21,638	28,075
Foreign and domestic taxes payable	88	379
Other accrued expenses	5,528	5,145

Total current liabilities	44,283	49,833
LONG-TERM DEBT	1,750	1,672
LONG-TERM DEFERRED REVENUE	83,868	71,121
OTHER LONG-TERM LIABILITIES	405	3,635

TOTAL LIABILITIES	130,306	126,261

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 60,006 and 59,662 shares issued and 53,500 and 55,156 shares outstanding	600	597
Additional paid-in capital	355,898	342,751
Accumulated deficit	(161,395)	(164,524)
Accumulated other comprehensive loss	(102)	(66)
Unearned compensation	(9,541)	(3,276)

	185,460	175,482
Treasury stock, 6,506 and 4,506 shares of common held at cost	93,908	59,823

Total shareholders’ equity	91,552	115,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,858	$241,920

The accompanying notes are an integral part of these consolidated financials statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
REVENUES	$38,601	$29,379	$74,098	$62,395

OPERATING EXPENSES:
Sales and marketing	1,537	1,396	3,817	3,010
General & administrative	5,912	5,430	12,478	10,820
Patents administration and licensing	10,080	6,930	21,327	11,930
Development	14,921	12,828	31,094	25,742
Repositioning	—	604	—	604

	32,450	27,188	68,716	52,106

Income from operations	6,151	2,191	5,382	10,289
OTHER INCOME (EXPENSE):
Interest and net investment income	720	315	1,549	810
Interest expense	(43)	(53)	(82)	(120)

Income before income taxes	6,828	2,453	6,849	10,979
INCOME TAX PROVISION	(2,817)	(1,565)	(3,720)	(4,257)

Net income	4,011	888	3,129	6,722
PREFERRED STOCK DIVIDENDS	—	(32)	—	(66)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$4,011	$856	$3,129	$6,656

NET INCOME PER COMMON SHARE—BASIC	$0.07	$0.02	$0.06	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	53,642	55,596	54,344	55,371

NET INCOME PER COMMON SHARE—DILUTED	$0.07	$0.01	$0.05	$0.11

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—DILUTED	56,790	59,112	57,799	59,419

The accompanying notes are an integral part of these consolidated financials statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before Preferred Stock dividends	$3,129	$6,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,493	4,848
Deferred revenue recognized	(28,795)	(30,613)
Increase in deferred revenue	35,105	49,784
Deferred income taxes	3,641	12
Tax benefit from stock options	—	1,156
Non-cash compensation expense	4,975	2,241
Decrease (increase) in deferred charges	1,258	(3,974)
Other	(89)	(81)
(Increase) decrease in assets:
Receivables	(3,957)	(18,051)
Other current assets	1,042	2,309
Increase (decrease) in liabilities:
Accounts payable	151	(2,300)
Accrued compensation	(1,726)	(392)
Other accrued expenses	(178)	4,162

Net cash provided by operating activities	20,049	15,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(81,620)	(76,436)
Sales of short-term investments	109,736	78,747
Purchases of property and equipment	(3,011)	(1,488)
Patent costs	(8,607)	(5,526)
Acquisition of patents	(8,050)	—
Increase in notes receivable	—	—

Net cash provided (used) by investing activities	8,448	(4,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	1,910	9,075
Payments on long-term debt, including capital lease obligations	(161)	(100)
Dividends on Preferred Stock	—	(37)
Repurchase of Common Stock	(34,085)	(30)

Net cash (used) provided by financing activities	(32,336)	8,908

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,839)	20,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,737	20,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,898	$40,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted Common Stock	$494	$450

Interest paid	$106	$82

Leased asset additions and related obligation	$365	$—

Income taxes paid, including foreign withholding taxes	$385	$3,495

Non-cash dividends on Preferred Stock	$—	$29

The accompanying notes are an integral part of these consolidated financials statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital”, the “Company”, “we”, “us” and “our”) as of June 30, 2005, the results of our operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company has one reportable segment.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

There have been no material changes in our existing accounting policies from the disclosures included in our 2004 Form 10-K.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common shareholders—as reported	$4,011	$856	$3,129	$6,656
Add: Stock-based employee compensation expense included in reported net income	2,307	1,594	4,975	2,241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,459)	(3,299)	(7,102)	(7,921)
Net Tax Effect	392	—	724	—

Net income (loss) applicable to common shareholders – pro forma	$3,251	$(849)	$1,726	$976
Net income per share – as reported – basic	0.07	0.02	0.06	0.12
Net income per share – as reported – diluted	0.07	0.01	0.05	0.11
Net income (loss) per share – pro forma – basic	0.06	(0.02)	0.03	0.02
Net income (loss) per share – pro forma – diluted	0.06	(0.02)	0.03	0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected option life (in years)	4.9	4.8	4.9	4.8
Risk-free interest rate	3.9%	3.7%	3.9%	3.4%
Volatility	80%	103%	80%	103%
Dividend yield	—	—	—	—
Weighted average fair value	$12.36	$14.73	$12.52	$20.12

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25 as long as the accompanying footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our results.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated financial position, results of operations or cash flows but does not expect it to have a material impact.

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

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license in, our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, and after 2005, any significant revenue related to this contract as currently in place would occur only if the options are exercised by General Dynamics. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The agreement may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the contract through June 30, 2005, we recognized approximately $10.3 million in revenue, including approximately $5.5 million in second quarter 2005. At June 30, 2005, our accounts receivable included billed and unbilled amounts of approximately $4.0 million and $2.3 million repectively. At December 31, 2004 our accounts receivable included unbilled amounts of $0.1 million. At June 30, 2005, our other current assets included approximately $0.6 million of related costs which we deferred in accordance with our application of the percentage-of-completion method.

During first half 2005, we completed milestones under the agreement totaling $8 million and received $4.0 million in related payments.

Subsequent to the delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Acquisition of Patents

In first quarter 2005, we acquired, for a purchase price of approximately $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, these patents will be amortized over their expected useful lives of approximately 15 years.

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

In first half 2005, our effective tax rate, excluding foreign source withholding tax was approximately 34%. At December 31, 2004, we held a valuation allowance of approximately $75.2 million against our deferred tax assets of approximately $107.6 million. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future. We believe that the future utilization of our deferred tax assets, which are currently offset by a valuation allowance, continues to be dependent, in part, upon our success in three key areas: (1) the market acceptance of our technology products; (2) the outcome of outstanding patent license arbitrations and litigations; and (3) our ability to sign additional patent license agreements. We will continue to provide a valuation allowance on a portion of our deferred tax assets until our success in these or other areas provides evidence that our deferred tax assets will be more fully utilized. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

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

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share—basic:
Income available to Common Shareholders	$4,011	53,642	$0.07	$856	55,596	$0.02
Effect of dilutive options, warrants and restricted stock units	—	3,148	—	—	3,516	(0.01)

Income per share—diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$4,011	56,790	$0.07	$856	59,112	$0.01

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share—basic:
Income available to Common Shareholders	$3,129	54,344	$0.06	$6,656	55,371	$0.12
Effect of dilutive options, warrants and restricted stock units	—	3,455	(0.01)	—	4,048	(0.01)

Income per share—diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$3,129	57,799	$0.05	$6,656	59,419	$0.11

For the three and six months ended June 30, 2005, options and warrants to purchase approximately 2.1 million and 1.9 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and six months ended June 30, 2004, options and warrants to purchase approximately 1.9 million and 1.3 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Nokia

Nokia Arbitration

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and Form 10-Q for the quarter ended March 31, 2005 (March 31, 2005 Form 10-Q), in July 2003, Nokia Corporation (Nokia) filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC), one of the Company’s wholly-owned subsidiaries, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). The arbitration was conducted by the International Court of Arbitration of the International Chamber of Commerce (ICC), in accordance with the dispute resolution provisions of the patent license agreement. The binding arbitration related to ITC’s claim that the patent license agreements ITC signed with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002.

In the Final Award, rendered in June 2005, the Arbitral Tribunal operating under the auspices of the ICC (Tribunal) held that ITC’s patent license agreement with Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and that ITC’s patent license agreement with Sony Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units. As such, the Tribunal determined that these agreements were properly applied to Nokia by ITC, and triggered Nokia’s royalty obligations with respect to those products from 2002 through 2006.

As part of the Final Award, the Tribunal established royalty rates which are applicable to Nokia’s sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and terminal unit products for the period beginning January 1, 2002 through December 31, 2006. In establishing those rates, the Tribunal favored all but one of InterDigital’s positions on the interpretation of the rate-setting provisions of the patent license agreement, revising the Sony Ericsson rates to reflect Nokia’s leading market position. Based on the royalty rates established by the Tribunal, InterDigital estimates that Nokia’s royalty obligations for covered product sales from January 1, 2002 through December 31, 2003 are approximately $112 million. In addition, InterDigital estimates that royalty obligations for covered product sales for the period January 1, 2004 through December 31, 2006 will be in the range of $120 million to $140 million depending upon the applicability of any prepayment option for some portion of that period. The Tribunal also identified the conditions for the application of prepayment discounts. IDCC’s and ITC’s positions are that no pre-payment discount applies. The above amounts are exclusive of awarded interest, net of any applicable contractual discount and based on Nokia achieving sales volume that entitles Nokia to obtain the lowest applicable royalty rate. Estimates of post-2003 royalty obligations are based on third party and InterDigital’s estimates of Nokia’s sales of covered products for the applicable periods and InterDigital’s assumptions as to market forecasts and Nokia’s sales mix, selling prices and market share.

On July 1, 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a Petition to confirm the Final Award. On August 1, 2005, Nokia filed an Opposition to our Petition and a Cross-Petition and Cross-Motion to vacate or modify the Final Award. As part of its filing, Nokia has requested that the Court refuse to enforce the Final Award and set aside or modify the Final Award. IDCC and ITC believe that Nokia’s actions are without merit and intend to continue to vigorously pursue enforcement of the award. The Court has scheduled oral arguments on the foregoing matters for mid-October 2005.

Other Nokia Proceedings

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in July 2003, Nokia filed in the United States District Court for the Northern District of Texas (District Court) a motion to intervene and to gain access to documents previously sealed by the District Court in the now-settled litigation between InterDigital Communications Corporation (the Company), ITC and Ericsson, Inc. (Ericsson Litigation). We filed a response opposing the request to intervene and opposing the request for access to the documents. The District Court granted Nokia’s motion to intervene in the Ericsson Litigation and provided Nokia with document access on a limited basis. Nokia subsequently filed a motion to reinstate certain orders that were vacated in the Ericsson Litigation, which motion was granted by the trial court. We appealed that ruling to the U.S. Court of Appeals for the Federal Circuit (Circuit Court).

On August 4, 2005, the Circuit Court ruled in favor of the Company and reversed the District Court’s order, finding that the District Court had committed error in permitting Nokia to intervene. The Circuit Court reversed the District Court’s decisions which had both granted intervention and reinstated the prior vacated orders, which orders had been vacated as part of the settlement of the Ericsson Litigation.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004, Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard.

In connection with the UK Revocation Proceeding, in September 2004, Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of North Carolina and the Eastern District of Texas have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

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

On July 29, 2005, Nokia filed a claim in the United Kingdom High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that the importation, manufacture and sale of mobile phones and/or infrastructure equipment compliant with the 3GPP Standard TS 41.101 Release 5 without license from ITC does not require infringement of any of thirty-one of ITC’s UMTS European Patents registered in the UK, such that none of the patents are essential IPR for that standard. InterDigital intends to vigorously defend its position.

Samsung

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in November 2003, Samsung Electronics Co. Ltd. (Samsung) filed a Request for Arbitration against IDCC and ITC with the ICC regarding Samsung’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under its existing patent license agreement with ITC (Samsung Arbitration). The binding Samsung Arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Samsung would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. The ICC Arbitral Tribunal overseeing this matter has scheduled the evidentiary hearing to commence in October 2005.

Lucent

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The case is based on our assertions of infringement by Lucent of three of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement, as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit seeking a declaration of non-infringement and alleging that the patents are invalid. Lucent has requested attorneys’ fees and costs. In May 2005, a Markman hearing (for claim construction) was held. No ruling in the Markman hearing has been issued as of the date of this filing. Lucent has filed two motions for summary judgment on the basis of patent invalidity to which we have responded or intend to respond. The Court has not ruled on these motions. While we continue to contest Lucent’s positions, any adverse rulings from the Markman hearing or from any other aspect of the lawsuit, including the motions for summary judgment, could result in an award of decreased damages or the dismissal of the lawsuit, and could have a material impact on our future licensing efforts with respect to certain of our technologies. The parties are currently in the discovery phase of the litigation and the trial is scheduled to commence in September 2005.

Federal

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in October 2003, Federal Insurance Company (Federal), the insurance carrier for the now-settled litigation involving Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. On November 4, 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal has requested the Court to dismiss the action and/or to have the matter referred to arbitration. We have opposed such requests. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the insurance reimbursement agreement.

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

6. STOCK REPURCHASE:

In October 2004, our Board of Directors authorized the repurchase of one million shares of the Company’s common stock (Repurchase Program). In March 2005, the Board of Directors expanded the Repurchase Program by an additional one million shares to a total of two million shares. We began activity under the Repurchase Program early in first quarter 2005 and repurchased a total of 500,000 shares in the first quarter at a cost of approximately $9.0 million. We repurchased the remaining 1.5 million shares under the Repurchase Program in early second quarter 2005 at a cost of approximately $25.1 million.

7. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,011	$856	$3,129	$6,656
Unrealized gain (loss) on investments	97	(374)	(36)	(339)

Total comprehensive income	$4,108	$482	$3,093	$6,317

8. CHANGE IN MANAGEMENT:

Effective May 2, 2005, Mr. Howard E. Goldberg’s employment as Chief Executive Officer and President of the Company terminated, and Mr. Charles R. Tilden’s employment as Chief Operating Officer of the Company terminated. The Company has recorded a charge of approximately $1.2 million in second quarter 2005 associated with such terminations, which is comprised primarily of severance payments and other benefits associated with such terminations under the provisions of Messrs. Goldberg’s and Tilden’s respective employment agreements.

9. REPOSITIONING ACTIVITIES:

On August 4, 2005, we announced plans to close our Melbourne, Florida design facility in third quarter 2005 and relocate certain development efforts and personnel to other Company locations. At that date, there were thirty-three full or part-time employees at this facility, of which sixteen have been offered continued employment elsewhere within our organization. In connection with the closure, we expect to recognize repositioning charges over the next twelve months beginning in third quarter 2005. The majority of these charges should be recognized in third quarter 2005. The charges will be comprised primarily of severance, relocation costs, lease termination costs and other cash benefits paid in connection with the repositioning. The total amount of the charges will be largely dependent upon the actual number of positions eliminated and the timing of relocations. These actions should result in minimum annual pre-tax cost savings of $4.0 million.

In second quarter 2004, we reduced our headcount by 25 employees to enhance productivity. We recorded a charge of approximately $0.6 million in second quarter 2004 associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and paid off all associated liabilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Litigation Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended June 30, 2005.

2G Patent License and Technology Revenue

We will complete the amortization of $53 million of royalty revenue associated with our TDMA patent license agreement (2G) with NEC Corporation of Japan (NEC) in February 2006. Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) obligations to pay royalties under their respective 2G/2.5G patent license agreements will end on December 31, 2006. Together, these three licenses contributed approximately $17.1 million or 23% of our revenue in first half 2005. In addition, on December 31, 2005, we will complete amortization of deferred revenue from other 2G agreements, which collectively contributed $1.9 million or 2.6% of our revenue in first half 2005.

We also anticipate that a majority of our deliverables under the Mobile User Objective System (MUOS) program for the U.S. military and related payments under our contract with General Dynamics Decision Systems, Inc. (General Dynamics) will occur in 2005, and after 2005 any significant revenue related to this contract as currently in place would occur only if the options provided for in such contract are exercised by General Dynamics.

We continue to focus our patent licensing efforts on both expanding our base of 3G licensees and resolving outstanding patent license arbitrations and litigations. We also continue to seek to add additional 2G licensees. We believe that these efforts will result in additional patent license revenues. Furthermore, in 2005 we have diversified our revenue base to include technology offerings to customers such as General Dynamics and Philips Semiconductors B.V. (Philips) and will seek to continue such diversification through additional agreements.

General Dynamics

In December 2004, we entered into an agreement with General Dynamics, to serve as a subcontractor on the MUOS program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license in, our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005, excluding the exercise of options for additional deliverables, should such options be exercised. We will provide maintenance and support to General Dynamics for three years following delivery of the technology. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The agreement may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license in our commercial technology platform under the Software License Agreement using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the contract through June 30, 2005, we recognized approximately $10.3 million in revenue, including approximately $5.5 million in second quarter 2005. At June 30, 2005 and December 31, 2004, our accounts receivable included unbilled amounts of approximately $2.3 million and $0.1 million, respectively. At June 30, 2005, our other current assets included approximately $0.6 million of related costs which we deferred in accordance with our application of the percentage-of-completion method.

During first half 2005, we completed the first milestones under the agreement and received $4.0 million in related payments.

Subsequent to the delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the contract is valued at $2 million and revenue related to this portion will be recognized evenly over the period of support.

Acquisition of Patents

In first quarter 2005, we acquired, for a purchase price of approximately $8.0 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

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

Repositioning

On August 4, 2005, we announced plans to close our Melbourne, Florida design facility in third quarter 2005 and relocate certain development efforts and personnel to other Company locations. At that date, there were thirty-three full or part-time employees at this facility, of which sixteen have been offered continued employment elsewhere within our organization. In connection with the closure, we expect to recognize repositioning charges over the next twelve months beginning in third quarter 2005. The majority of these charges should be recognized in third quarter 2005. The charges will be comprised primarily of severance, relocation costs, lease termination costs and other cash benefits paid in connection with the repositioning. The total amount of the charges will be largely dependent upon the actual number of positions eliminated and the timing of relocations. These actions should result in minimum annual pre-tax cost savings of $4.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2004 Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2004 Form 10-K. We have updated our estimates surrounding our Long-Term Compensation Program (LTCP).

Performance-Based Compensation

We use a variety of compensation programs to both attract and retain engineers and other key employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, as well as an LTCP that includes restricted stock units (RSUs) and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. The first cycle under the program covers the period from April 1, 2004 through January 1, 2006 (“Cycle 1”). The second cycle under the LTCP originally covered the period from January 1, 2005 through January 1, 2008 (“Cycle 2”). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 ½ year period from July 1, 2005 through January 1, 2009, and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. Because we had previously accrued a total of approximately $0.9 million related to the Cycle 2 performance based cash award, no additional expense was recorded in second quarter 2005 related to the pro-rated interim payment.

In second quarter 2005, we adjusted our assessment of progress towards the achievement of certain qualitative goals relating to the Cycle 1 performance-based cash award. As a result of this updated assessment, we recorded a cumulative adjustment of approximately $1.6 million to reduce related expenses in the quarter. If we had continued to accrue for the Cycle 1 performance-based cash award based on a 100% payout, as we had prior to the second quarter, our second quarter expense associated with the Cycle 1 performance-based cash award would have been approximately $0.7 million. Based on our current assessment, we expect that our total expenses related to all long-term compensation will be approximately $0.5 million less, in each of the third and fourth quarters of this year, than we experienced in first quarter 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our results.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated financial position, results of operations or cash flows but does not expect it to have a material impact.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $20.0 million in the six month period ended June 30, 2005 (first half 2005) compared to $15.8 million in the six month period ended June 30, 2004 (first half 2004). The positive operating cash flow in first half 2005 arose principally from receipts of approximately $72.5 million from patent licensing agreements. This included approximately $27.9 million from Sony Ericsson, the majority of which represents a new prepayment under our 2003 patent license agreement, $15.1 million from Sharp Corporation (Sharp) related to our 2G and 3G patent license agreements, $19.0 million from NEC associated with our 3G patent license agreement, and approximately $10.5 million from other licensees related to their respective patent license agreements, including $6.4 million related to a new prepayment under an existing 3G patent license agreement. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $58.2 million, and changes in working capital during first half 2005. The positive operating cash flow in first half 2004 arose principally from net receipts of approximately $60.3 million from patent licensing agreements. This included approximately $14.5 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective 2003 patent license agreements, $16.5 million from NEC associated with our 3G patent license agreement, $10.0 million from Sharp related to our 3G patent license agreement, and $7.7 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $45.0 million, and changes in working capital during first half 2004.

Net cash provided by investing activities in first half 2005 was $8.4 million compared to a use of cash by investing activities of $4.7 million in first half 2004. Our net sales of short-term marketable securities in first half 2005 were $28.1 million compared to net sales of $2.3 million in first half 2004. This change resulted from first half 2005 cash requirements of approximately $34.1 million and $8.1 million, respectively, to finance both our Repurchase Program and an acquisition of patents from a third party. Our purchases of property and equipment of $3.0 million during first half 2005 increased approximately $1.5 million compared to first half 2004 and primarily consisted of investments necessary to support our engineering information systems network. Our pace of investment associated with patent filings increased $3.1 million to $8.6 million in first half 2005 compared to first half 2004, reflecting continued growth in our development of intellectual property over recent years.

A use of approximately $34.1 million related to our Repurchase Program contributed to a $32.3 million use of cash by financing activities in first half 2005. In first half 2004, our financing activities generated cash of approximately $8.9 million, primarily from proceeds resulting from stock option exercises and employee stock purchase plan activity.

As of June 30, 2005, we had $100.0 million of cash, cash equivalents and short-term investments, compared to $131.8 million as of December 31, 2004. The decrease was mainly due to the Repurchase Program described above. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current deferred tax assets, current maturities of debt and current deferred revenue, increased to $(0.2) million at June 30, 2005 from $(1.9) million at December 31, 2004.

We are capable of supporting our operating requirements for the near future, including costs associated with our repositioning activities, through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. We would not expect that an adverse resolution of our dispute with Federal Insurance Company (See, Part II, “Item 1. Legal Proceedings-Federal”) would prevent us from supporting our operating requirements for the near future. Although we do not, at present, anticipate any need for additional financing through either bank facilities or the sale of debt or equity securities, we may seek to establish a bank facility to provide us with additional flexibility in managing our business.

As of December 31, 2004, we had federal net operating loss (NOL) credit carryforwards of approximately $110 million. Our obligation to pay foreign source withholding taxes to Japan on the collection of Japanese sourced royalties ceased effective July 1,

2004. We will continue to pay local and state income taxes, and alternative minimum taxes (AMT) when applicable, however we do not expect to pay federal income tax (other than AMT) until these NOL credit carryforwards are fully utilized.

RESULTS OF OPERATIONS

Second Quarter 2005 Compared to Second Quarter 2004

Revenues

Revenues of $38.6 million for second quarter 2005 increased $9.2 million or 31% over second quarter 2004 revenues of $29.4 million. This increase was primarily due to the recognition of $5.5 million of revenue from our Software License Agreement with General Dynamics and an increase in recurring patent license royalty revenue.

Recurring patent license royalty revenue in second quarter 2005 of $33.1 million increased 14% over second quarter 2004. This increase was primarily driven by a $3.5 million increase in royalties from NEC. Second quarter 2005 recurring patent license royalty revenues from Sharp and Sony Ericsson each decreased by $1.2 million from second quarter 2004. NEC (36%) and Sharp (20%) collectively contributed 56% of our total revenue in second quarter 2005.

We did not record any royalty revenue in first quarter 2005 associated with a licensee that did not submit its royalty report covering fourth quarter 2004 sales until early second quarter 2005. As a result, in second quarter 2005, for this licensee, we recognized approximately $1.1 million of royalty revenue associated with fourth quarter 2004 sales as well as royalties for first quarter 2005 which were reported in second quarter 2005.

Operating Expenses

Operating expenses increased 19% to $32.5 million in second quarter 2005 from $27.2 million in second quarter 2004. Legal fees associated with patent license arbitrations and litigations contributed $3.4 million of this increase. Other contributors were executive severance charges ($1.2 million), increased headcount ($1.2 million), travel ($0.6 million) and amortization of patent costs ($0.5 million). These and other cost increases were partly offset by a $2.6 million reduction from second quarter 2004 in expense associated with structural changes to the second cycle (2005—2008) of the performance-based element of the Company’s Long-Term Compensation Program (LTCP) and adjustments to expense accruals related to the first cycle (2004—2005) of the LTCP.

Development expenses in second quarter 2005 of $14.9 million increased 16% from $12.8 million in second quarter 2004. This increase was due primarily to a $1.0 million increase in wages resulting from increased headcount and a $1.1 million increase in outsourced services and operations expense. Our increased levels of expense related to outsourced services and other costs related to work associated with our HSDPA platform development.

Sales and marketing expenses increased 10% to $1.5 million in second quarter 2005 from $1.4 million in second quarter 2004, primarily as a result of higher travel and trade show costs.

General and administrative expenses in second quarter 2005 increased 9% to $5.9 million from $5.4 million in second quarter 2004, primarily due to a $1.2 million severance charge associated with a second quarter change in executive management.

Patents administration and licensing expenses increased 45% from $6.9 million in second quarter 2004 to $10.1 million in second quarter 2005. Our patent enforcement costs increased approximately $3.1 million as a result of our respective arbitrations and litigations with Nokia, Samsung and Lucent.

Net Investment Income and Interest Expense

Net investment income of $0.7 million in second quarter 2005 increased $0.4 million compared to $0.3 million in second quarter 2004 due to higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision increased from $1.6 million in second quarter 2004 to $2.8 million in second quarter 2005. The income tax provision for second quarter 2005 consisted of an approximate $2.3 million federal income tax accrual and $0.5 million of foreign source withholding tax expense. The income tax provision for second quarter 2004 consisted primarily of withholding taxes associated with patent licensing royalties from Japan. The decrease in our foreign source withholding tax expense in second quarter 2005 compared to second quarter 2004 resulted from a July 2004 tax treaty between the U.S. and Japan that eliminated the foreign source withholding tax requirements between those countries, provided certain conditions are met.

First Half 2005 Compared to First Half 2004

Revenues

Revenues in first half 2005 increased $11.7 million to $74.1 million from $62.4 million in first half 2004. This increase was primarily due to the recognition of $10.2 million of revenue from our Software License Agreement with General Dynamics, and a $2.4 million increase in recurring patent license royalty revenue.

Recurring patent license royalty revenue in first half 2005 of $63.9 million increased 4% from second half 2004. This increase was driven by higher royalties from Sharp and another licensee of $1.1 million and $1.5 million, respectively. First half 2005 recurring patent license royalty revenues from NEC and Sony Ericsson decreased by $1.6 million and $1.0 million, respectively, from first half 2004. NEC (34%), Sharp (23%) and Sony Ericsson (10%) collectively contributed 67% of our total revenue in first half 2005.

Operating Expenses

Operating expenses increased 32% to $68.7 million in first half 2005 from $52.1 million in first half 2004. Legal fees primarily associated with patent license arbitrations and litigations contributed $9.1 million of this increase and costs associated with compensation programs introduced in second quarter 2004 contributed another $2.0 million of the increase. Other contributors were executive severance charges ($1.2 million), increased headcount ($1.4 million), and amortization of patent costs ($0.9 million).

Development expenses increased 21% in first half 2005 to $31.1 million from $25.7 million in second quarter 2004. This increase was due primarily to a $2.4 million increase in personnel costs resulting from increased headcount and the LTCP. The remaining increase resulted from outsourced services and other costs related to work associated with our HSDPA platform development.

Sales and marketing expenses of $3.8 million increased 27% from $3.0 million in first half 2004. Approximately one half of this increase was attributable to personnel costs while the remaining increase was primarily due to increased trade show activities.

General and administrative expenses in first half 2005 increased 15% to $12.5 million from $10.8 million in first half 2004, primarily due to a $1.2 million severance charge associated with a second quarter change in executive management.

Patents administration and licensing expenses of $21.3 million increased 79% from $11.9 million in first half 2004. This increase resulted primarily from an $8.1 million increase in patent enforcement costs associated with our respective arbitrations and litigations with Nokia, Samsung and Lucent.

Net Investment Income and Interest Expense

Net investment income of $1.5 million in first half 2005 increased $0.7 million compared to $0.8 million in first half 2004 due to higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision decreased from $4.3 million in first half 2004 to $3.7 million in first half 2005. The income tax provision for first half 2005 consisted of an approximate $2.3 million federal income tax accrual and $1.4 million of foreign source withholding tax expense. The income tax provision for first half 2004 consisted primarily of withholding taxes associated with patent licensing royalties from Japan. The decrease in foreign source withholding tax expense in second quarter 2005 compared to second quarter 2004 resulted from a July 2004 tax treaty between the U.S. and Japan that eliminated the foreign source withholding tax requirements between those countries, provided certain conditions are met.

Expected Trends

We expect to provide guidance on third quarter 2005 revenue shortly, after we receive and review the applicable royalty reports and update our forecast on expected progress associated with work for both General Dynamics and Philips. We anticipate that third and fourth quarter costs associated with the performance-based element of the Company’s long-term compensation program should return to a level slightly lower than that recorded in first quarter 2005. We are also currently assessing the potential level of third quarter 2005 expenses associated with current arbitrations and litigations, including the recently announced new litigation matter involving Nokia in the United Kingdom and our enforcement proceeding over the Nokia Final Award in the U.S. District Court for the Southern District of New York. If these expenses remain at the average level experienced over the first six months of the year, our overall third quarter 2005 operating expenses could be in the range experienced in first quarter 2005. We should see the full benefits of the repositioning initiative beginning in fourth quarter 2005. Lastly, we expect that our book tax rate for third quarter 2005 will approximate 34% to 38%, plus an amount for deferred foreign source withholding tax expense which is, in part, dependent on the level and geographic mix of per-unit royalties.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q (Form 10-Q), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting, among other things, the Company’s beliefs, plans and expectations as to: (i) the timing of deliverables and associated revenue under our contract with General Dynamics and any related additional services; (ii) the focus of our patent licensing efforts and the impact thereof on revenues, and increased diversity of our revenues from technology solution agreements; (iii) the timing, benefit and nature of repositioning charges and minimum annual pre-tax cost savings associated with our repositioning relating to our Melbourne, Florida facility; (iv) third and fourth quarter 2005 expenses associated with our long-term compensation program and third quarter 2005 expenses associated with current arbitration and litigation matters; (v) the effect of our January 1, 2006 adoption of SFAS 123(R) on our financial results; (vi) the impact of any resolution of our dispute with Federal on our ability to meet our near term operating requirements; (vii) our lack of need to seek additional financing; (viii) our future federal income tax obligations, our expected utilization of our federal NOL credit carryforwards, and our third quarter 2005 book tax rate and deferred foreign source withholding tax expense; and (ix) our current patent litigation and arbitrations including: the estimated amount of Nokia’s royalty obligations pursuant to the Final Award; our belief that no pre-payment discount applies; our plans to oppose Nokia’s attempt to vacate or modify the Final Award and our belief that such motions are without merit; our plans to vigorously defend our position in the July 29, 2005 claim filed by Nokia in the UK Patents Court; the impact of an adverse ruling from the Markman hearing or motion to dismiss in the Lucent litigation. Words such as “expect,” “anticipate,” “assessing,” “evaluating,” “may,” “will,” “plan,” “future,” “should,” “could,” “seek,” “continue,” or similar expressions are intended to identify such forward-looking statements.

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

The timing of deliverables and associated payments under our contract with General Dynamics and any related additional services may be impacted by our ability to satisfactorily meet milestones, changes in delivery schedules, the needs of General Dynamics, or an exercise of termination by convenience on the part of the U.S. Government.

The focus of our patent licensing efforts and the impact thereof on revenues and the increased diversity of our revenue base from technology solution agreements may be affected by: (i) unanticipated delays or difficulties in executing agreements; (ii) the market relevance of our technologies and expiration of 2G patents; (iii) changes in technology preferences of strategic partners or consumers; (iv) the availability or development of substitute or competitive technologies; (vi) the economy and sales trends in the wireless market; (vii) unanticipated difficulties in our ability to resolve patent licensing disputes or enforce awards; and (viii) our ability to monetize our investments in technology development.

The timing, amount, benefit and nature of repositioning charges and minimum annual pre-tax cost savings associated with the closing of our Melbourne, Florida facility may be impacted by: (i) the termination dates of certain employees; (ii) the number of employees who accept relocation packages and stay bonuses; (iii) our ability to move or dispose of certain equipment; and (iv) our ability to negotiate favorable terminations of various contracts and leases.

Third and fourth quarter 2005 expenses associated with our long-term compensation program may be impacted by: (i) significant changes in personnel eligible to participate in the long-term compensation program, or (ii) changes to the terms of the program. Third quarter 2005 expenses associated with current arbitration and litigation matters may be effected by: (i) unanticipated additional legal proceedings or costs associated with legal proceedings; (ii) changes in the schedules or costs associated with the Nokia legal proceedings, the Samsung arbitration or the Lucent litigation, or adverse rulings in such legal proceedings; or (iii) any adverse ruling arising from the Markman hearing or on summary judgment with regard to the Lucent litigation which, in turn, could adversely impact our award of damages and could impact the Company’s licensing program with respect to certain of our technologies.

Our January 1, 2006 adoption of SFAS 123(R) using the modified-prospective method may impact our financial results by significantly increasing our compensation costs relating to share-based payment transactions depending on: (i) the valuation method used; and (ii) the amount of outstanding share-based compensation arrangements the Company has at such time.

Our ability to support our operating requirements in the near future, and our belief that any resolution of our dispute with Federal would not affect our operating requirements in the near future may be affected by the factors listed herein, as well as our cash flow and our recurring royalties which are dependent on: (i) the market share and performance of our primary licensees in realizing our projections for sales of covered products; (ii) the economy and sales trends in the wireless market; (iii) our ability to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due or pre-payments against future royalties; (v) our ability to successfully prosecute, enforce and protect our patents and other intellectual property rights; (vi) unanticipated changes in the schedule or costs associated with the Nokia and Samsung arbitrations and Lucent litigation; and (vii) expenses associated with our long-term compensation program. Further, our failure to generate sufficient cash flows over the long-term, based on the factors listed herein and those set forth in our 2004 Form 10-K, could adversely impact operating requirements and our current lack of need to seek additional financing.

Our deferred foreign source withholding tax expense may be affected by: (i) changes in federal and/or state tax regulations; (ii) changes to international tax treaties and foreign and domestic tax laws and regulations; (iii) changes in our expectations of the amount and composition of full-year taxable income; and (iv) the amount of per-unit royalties paid by new and existing licensees. In addition to the above risks, our future federal income tax obligations, and our third quarter 2005 book tax rate may also be affected by: (i) the cost of litigation; and (ii) our level of continued self-funding in technology development activities. Our expected utilization of our federal NOL credit carryforwards are dependent on: (i) changes in the market share and the performance of our primary licensees in selling their products; (ii) the market acceptance of our technology products; (iii) our ability to effectively manage costs; (iv) the costs and outcome of ongoing litigation/arbitration; (v) changes to our tax planning strategies; (vi) changes to existing federal tax regulations; and (vii) our ability to enter into new or expand existing patent license agreements.

Our plans to enforce the Final Award could be affected by a decision by the U.S. District Court to grant Nokia’s motion to vacate or modify the Award, in whole or in part, or an agreement by the parties to resolve issues upon terms other than those set forth in the award. The amounts we believe are due from Nokia may be impacted by: (i) our interpretation of and Nokia’s compliance with the Final Award; (ii) adjustments in the estimated and actual amounts of sales of Nokia covered products derived from InterDigital or third party data or assumptions, or inaccuracies in sales figures supplied during the Nokia arbitration; (iii) our application of an available prepayment option; and (iv) unanticipated results in enforcement proceedings relating to the Final Award. Our defense in the UK patents court could be impacted by a decision by the UK patents court to grant the requested Declaration in whole or in part and unanticipated costs. An adverse impact from the Markman hearing in the Lucent litigation or any other aspect of the lawsuit could results in an award of decreased damages or the dismissal of the lawsuit and could have a material impact on our licensing program with respect to certain of our technologies.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Nokia

Nokia Arbitration

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and Form 10-Q for the quarter ended March 31, 2005 (March 31, 2005 Form 10-Q), in July 2003, Nokia Corporation (Nokia) filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC), one of the Company’s wholly-owned subsidiaries, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). The arbitration was conducted by the International Court of Arbitration of the International Chamber of Commerce (ICC), in accordance with the dispute resolution provisions of the patent license agreement. The binding arbitration related to ITC’s claim that the patent license agreements ITC signed with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002.

In the Final Award, rendered in June 2005, the Arbitral Tribunal operating under the auspices of the ICC (Tribunal) held that ITC’s patent license agreement with Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and that ITC’s patent license agreement with Sony Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units. As such, the Tribunal determined that these agreements were properly applied to Nokia by ITC, and triggered Nokia’s royalty obligations with respect to those products from 2002 through 2006.

As part of the Final Award, the Tribunal established royalty rates which are applicable to Nokia’s sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and terminal unit products for the period beginning January 1, 2002 through December 31, 2006. In establishing those rates, the Tribunal favored all but one of InterDigital’s positions on the interpretation of the rate-setting provisions of the patent license agreement, revising the Sony Ericsson rates to reflect Nokia’s leading market position. Based on the royalty rates established by the Tribunal, InterDigital estimates that Nokia’s royalty obligations for covered product sales from January 1, 2002 through December 31, 2003 are approximately $112 million. In addition, InterDigital estimates that royalty obligations for covered product sales for the period January 1, 2004 through December 31, 2006 will be in the range of $120 million to $140 million depending upon the applicability of any prepayment option for some portion of that period. The Tribunal also identified the conditions for the application of prepayment discounts. IDCC’s and ITC’s positions are that no pre-payment discount applies. The above amounts are exclusive of awarded interest, net of any applicable contractual discount and based on Nokia achieving sales volume that entitles Nokia to obtain the lowest applicable royalty rate. Estimates of post-2003 royalty obligations are based on third party and InterDigital’s estimates of Nokia’s sales of covered products for the applicable periods and InterDigital’s assumptions as to market forecasts and Nokia’s sales mix, selling prices and market share.

On July 1, 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a Petition to confirm the Final Award. On August 1, 2005, Nokia filed an Opposition to our Petition and a Cross-Petition and Cross-Motion to vacate or modify the Final Award. As part of its filing, Nokia has requested that the Court refuse to enforce the Final Award and set aside or modify the Final Award. IDCC and ITC believe that Nokia’s actions are without merit and intend to continue to vigorously pursue enforcement of the award. The Court has scheduled oral arguments on the foregoing matters for mid-October 2005.

Other Nokia Proceedings

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in July 2003, Nokia filed in the United States District Court for the Northern District of Texas (District Court) a motion to intervene and to gain access to documents previously sealed by the District Court in the now-settled litigation between InterDigital Communications Corporation (the Company), ITC and Ericsson, Inc. (Ericsson Litigation). We filed a response opposing the request to intervene and opposing the request for access to the documents. The District Court granted Nokia’s motion to intervene in the Ericsson Litigation and provided Nokia with document access on a limited basis. Nokia subsequently filed a motion to reinstate certain orders that were vacated in the Ericsson Litigation, which motion was granted by the trial court. We appealed that ruling to the U.S. Court of Appeals for the Federal Circuit (Circuit Court).

On August 4, 2005, the Circuit Court ruled in favor of the Company and reversed the District Court’s order, finding that the District Court had committed error in permitting Nokia to intervene. The Circuit Court reversed the District Court’s decisions which had both granted intervention and reinstated the prior vacated orders, which orders had been vacated as part of the settlement of the Ericsson Litigation.

In late 2004, Nokia sought to enforce two subpoenas issued by the Nokia Tribunal to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. Nokia has withdrawn both enforcement actions.

During the Nokia Arbitration, on June 14, 2004, Nokia commenced a patent revocation proceeding in the United Kingdom High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard.

In connection with the UK Revocation Proceeding, in September 2004, Nokia filed an action against Sony Ericsson in the Federal District Court for the Eastern District of North Carolina, and an action against Ericsson in the Federal District Court for the Eastern District of Texas. The actions are based upon 28 United States Code Section 1782 which provides for discovery in a United States court for use in a foreign proceeding and addresses jurisdictional, procedural and evidentiary matters associated with such foreign proceeding. In both actions, Nokia sought documents related to the ITC patents and patent licenses. Both the Federal District Court for the Eastern District of North Carolina and the Eastern District of Texas have denied Nokia’s motions with respect to any documents not previously produced in the Nokia Arbitration.

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

On July 29, 2005, Nokia filed a claim in the United Kingdom High Court of Justice, Chancery Division, Patents Court against ITC, a wholly-owned subsidiary of the Company. Nokia’s claim seeks a Declaration that the importation, manufacture and sale of mobile phones and/or infrastructure equipment compliant with the 3GPP Standard TS 41.101 Release 5 without license from ITC does not require infringement of any of thirty-one of ITC’s UMTS European Patents registered in the UK, such that none of the patents are essential IPR for that standard. InterDigital intends to vigorously defend its position.

Samsung

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in November 2003, Samsung Electronics Co. Ltd. (Samsung) filed a Request for Arbitration against IDCC and ITC with the ICC regarding Samsung’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under its existing patent license agreement with ITC (Samsung Arbitration). The binding Samsung Arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Samsung would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. The ICC Arbitral Tribunal overseeing this matter has scheduled the evidentiary hearing in this matter to commence in October 2005.

Lucent

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 Form 10-Q, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The case is based on our assertions of infringement by Lucent of three of our subsidiary’s patents issued in the United States. The lawsuit seeks damages for past infringement and an injunction against future infringement, as well as interest, costs, and attorneys’ fees. Lucent has responded to the lawsuit seeking a declaration of non-infringement and alleging that the patents are invalid. Lucent has requested attorneys’ fees and costs. In May 2005, a Markman hearing (for claim construction) was held. No ruling in the Markman hearing has been issued as of the date of this filing. Lucent has filed two motions for summary judgment on the basis of patent invalidity to which we have responded or intend to respond. The Court has not ruled on these motions. While we continue to contest Lucent’s positions, any adverse rulings from the Markman hearing or from any other aspect of the lawsuit, including the motions for summary judgment, could result in an award of decreased damages or the dismissal of the lawsuit, and could have a material impact on our future licensing efforts with respect to certain of our technologies. The parties are currently in the discovery phase of the litigation and the trial is scheduled to commence in September 2005.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during second quarter 2005:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	1,500,000	$16.70	1,500,000	0
May 1, 2005 – May 31, 2005	—	$—	—	—
June 1, 2005 – June 30, 2005	—	$—	—	—

Total	1,500,000	$16.70	1,500,000	0

(1)	On October 25, 2004, we announced that our Board of Directors authorized the repurchase of up to one million shares of our outstanding Common Stock from time-to-time through open-market purchases or prearranged plans (Repurchase Program). On March 10, 2005, we announced that the Board of Directors expanded the Repurchase Program, by an additional one million shares, to a total of two million shares, to be purchased from time-to-time through open-market purchases or prearranged plans. We began activity under the Repurchase Program early in first quarter 2005 and repurchased a total of 500,000 shares in the quarter at a cost of approximately $9.0 million. We repurchased the remaining 1.5 million shares under the Repurchase Program in early second quarter 2005 at a cost of approximately $25.1 million.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 2005 Annual Meeting of Shareholders (the Meeting) held on June 2, 2005, our Shareholders elected Messrs. Harry G. Campagna, Steven T. Clontz and Edward B. Kamins as directors of the Company, approved a non-binding Shareholder proposal regarding the annual election of directors, and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005. Our Shareholders elected Mr. Campagna as a director by a vote of 39,673,985 shares in favor and 11,505,755 shares withheld. Our Shareholders elected Mr. Clontz as a director by a vote of 45,061,410 shares in favor and 6,118,330 shares withheld. Our Shareholders elected Mr. Kamins as a director by a vote of 45,056,339 shares in favor and 6,123,401 shares withheld. Messrs. D. Ridgely Bolgiano, William J. Merritt, Robert S. Roath. Robert W. Shaner, and Alan P. Zabarsky also continue to serve their terms as directors of the Company. The vote approving the shareholder proposal to elect directors on an annual basis was 15,738,269 shares in favor, 7,759,363 shares against, and 313,519 shares abstaining. The vote ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 was 50,541,997 shares in favor, 586,443 shares against, and 51,300 shares abstaining. There were 364,819 abstentions and 27,368,589 broker non-votes with respect to matters voted on at this Meeting.

Item 6.	EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

3.2	By-laws, as amended June 1, 2005.

†10.62	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 “September 2004 Form 10-Q”).

†10.63	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to September 2004 Form 10-Q).

†10.70	InterDigital Communications Corporation Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

†10.74	InterDigital Communications Corporation 2000 Stock Award and Incentive Plan, as amended June 1, 2005.

†10.75	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended June 1, 2005.

[**]10.76	Patent License Agreement between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated January 29, 1999.

†10.77	Severance Agreement and General Release between InterDigital Communications Corporation and Charles R. Tilden dated May 26, 2005.

†10.78	Severance Agreement and General Release between InterDigital Communications Corporation and Howard E. Goldberg dated May 26, 2005.

*10.79	Amended and Restated Employment Agreement dated May 16, 2005, by and between InterDigital Communications Corporation and William J. Merritt (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 20, 2005).

*10.80	Employment Agreement dated June 20, 2005, by and between InterDigital Communications Corporation and Bruce Bernstein (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated June 22, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

[**]	Confidential portions of this document have been redacted and filed separately with the Securities and Exchange Commission.

*	Incorporated by reference to the previous filing indicated.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: August 9, 2005	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

Date: August 9, 2005	/s/ R.J. Fagan
Richard J. Fagan
Chief Financial Officer