Form 10-Q
period 2005-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2005-11-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	53,913,704
Class	Outstanding at November 1, 2005

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

		PAGES
Part I – Financial Information:

Item 1.	Condensed Consolidated Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II – Other Information:

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	25

Signatures		26

Exhibit 10.81

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 99.1

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

3GPP

“3G Partnership Project.” A partnership of worldwide accredited standards organizations the purpose of which is to draft specifications for Third Generation mobile telephony.

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

ETSI

“European Telecommunications Standards Institute.” The standards organization which drafts standards for Europe.

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

i

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

GSM

“Global System for Mobile Communications.” A digital cellular standard, based on TDMA technology, specifically developed to provide system compatibility across country boundaries.

Hertz

The unit of measuring radio frequency (one cycle per second).

HSDPA

“High Speed Downlink Packet Access.” An enhancement to WCDMA/UMTS technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology enhancement.

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

TIA/EIA-95

A 2G CDMA standard.

UMTS

“Universal Mobile Telecommunications System.” The European name for 3G mobile telephony. UMTS uses WCDMA standards created by 3GPP.

WCDMA

“Wideband Code Division Multiple Access” or “Wideband CDMA.” The next generation of CDMA technology optimized for high speed packet-switched data and high-capacity circuit switched capabilities. A 3G technology.

ii

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,057	$15,737
Short-term investments	73,170	116,081
Accounts receivable	14,805	11,612
Deferred tax assets	6,408	5,170
Prepaid and other current assets	6,790	8,017

Total current assets	142,230	156,617

PROPERTY AND EQUIPMENT, NET	10,889	10,716
PATENTS, NET	56,608	40,972
DEFERRED TAX ASSETS	17,888	27,164
OTHER NON-CURRENT ASSETS	5,178	6,451

	90,563	85,303

TOTAL ASSETS	$232,793	$241,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$344	$212
Accounts payable	5,677	6,758
Accrued compensation and related expenses	11,853	9,264
Deferred revenue	25,274	28,075
Foreign and domestic taxes payable	77	379
Other accrued expenses	8,273	5,145

Total current liabilities	51,498	49,833
LONG-TERM DEBT	1,662	1,672
LONG-TERM DEFERRED REVENUE	76,380	71,121
OTHER LONG-TERM LIABILITIES	1,183	3,635

TOTAL LIABILITIES	130,723	126,261

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 60,203 and 59,662 shares issued and 53,697 and 55,156 shares outstanding	602	597
Additional paid-in capital	357,740	342,751
Accumulated deficit	(154,869)	(164,524)
Accumulated other comprehensive loss	(198)	(66)
Unearned compensation	(7,297)	(3,276)

	195,978	175,482
Treasury stock, 6,506 and 4,506 shares of common held at cost	93,908	59,823

Total shareholders’ equity	102,070	115,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$232,793	$241,920

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
REVENUES	$48,538	$7,358	$122,636	$69,753

OPERATING EXPENSES:
Sales and marketing	1,798	1,399	5,615	4,409
General & administrative	5,420	5,046	17,898	15,866
Patents administration and licensing	14,695	7,708	36,022	19,638
Development	15,610	12,349	46,704	38,091
Repositioning	849	3	849	607

	38,372	26,505	107,088	78,611

Income (loss) from operations	10,166	(19,147)	15,548	(8,858)

OTHER INCOME:
Interest and investment income, net	779	436	2,246	1,126

Income (loss) before income taxes	10,945	(18,711)	17,794	(7,732)
INCOME TAX (PROVISION) BENEFIT	(4,419)	12,308	(8,139)	8,051

Net Income (loss)	6,526	(6,403)	9,655	319
PREFERRED STOCK DIVIDENDS	—	—	—	(66)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$6,526	$(6,403)	$9,655	$253

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.12	$(0.12)	$0.18	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	53,611	55,282	54,097	55,341

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.11	$(0.12)	$0.17	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	57,089	55,282	57,663	59,421

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before Preferred Stock dividends	$9,655	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,426	7,288
Deferred revenue recognized	(43,647)	(36,899)
Increase in deferred revenue	46,105	62,994
Deferred income taxes	8,038	(16,639)
Tax benefit from stock options	—	5,430
Non-cash compensation	7,221	3,830
Non-cash repositioning charges	156	—
Decrease (increase) in deferred charges	838	(4,751)
Other	25	(20)
(Increase) decrease in assets:
Receivables	(3,193)	31,236
Other current assets	1,554	3,144
(Decrease) increase in liabilities:
Accounts payable	(508)	(545)
Accrued compensation	542	1,482
Other accrued expenses	2,421	950

Net cash provided by operating activities	37,633	57,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(95,676)	(135,432)
Sales of short-term investments	138,538	119,506
Purchases of property and equipment	(4,006)	(2,654)
Capitalized patent costs	(12,543)	(8,816)
Acquisition of patents	(8,050)	—

Net cash provided (used) by investing activities	18,263	(27,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	3,752	10,250
Payments on long-term debt, including capital lease obligations	(243)	(152)
Dividends on Preferred stock	—	(37)
Redemption of Preferred stock	—	(51)
Repurchase of Common stock	(34,085)	(17,061)

Net cash used by financing activities	(30,576)	(7,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,320	23,372
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,737	20,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,057	$44,249

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of restricted common stock	$494	$450

Leased asset additions and related obligation	$365	$—

Interest paid	$148	$121

Income taxes paid, including foreign withholding taxes	$755	$4,187

Non-cash dividends on preferred stock	$—	$29

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company has one reportable segment.

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

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option-based employee compensation cost is reflected in net income, as all effected options have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation, to stock-option-based employee compensation (in thousands, except per share data):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss) applicable to Common Shareholders – as reported	$6,526	$(6,403)	$9,655	$253
Add: Stock-based employee compensation expense included in reported net income	2,246	1,589	7,221	3,830
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,767)	(2,850)	(9,869)	(10,771)
Tax Effect	177	429	901	2,360

Net income (loss) applicable to Common Shareholders – pro forma	$6,182	$(7,235)	$7,908	$(4,328)
Net income (loss) per share – as reported – basic	0.12	(0.12)	0.18	0.00
Net income (loss) per share – as reported – diluted	0.11	(0.12)	0.17	0.00
Net income (loss) per share – pro forma – basic	0.12	(0.13)	0.15	(0.08)
Net income (loss) per share – pro forma – diluted	0.11	(0.13)	0.14	(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Expected option life (in years)	4.9	4.8	4.9	4.8
Risk-free interest rate	4.1%	3.5%	4.0%	3.4%
Volatility	78%	90%	78%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$13.02	$12.60	$12.63	$19.50

In December 2004, the Financial Accounting Standards Board (FASB), issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25 as long as the accompanying footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated financial position, results of operations and cash flows.

2. SIGNIFICANT AGREEMENTS AND EVENTS:

Kyocera

On September 1, 2005, our patent holding subsidiaries entered into a worldwide, non-transferable, non-exclusive, patent license agreement with Kyocera Wireless Corporation, and its parent corporation, Kyocera Corporation, (collectively, “Kyocera”). The five-year 3G patent license agreement covers the sale of terminal units compliant with cdma2000® technology and its extensions commencing July 1, 2004.

Under the terms of the patent license agreement and subject to a Kyocera option to convert the license to a royalty-bearing basis, Kyocera is obligated to pay a license fee of $50 million, which covers licensed product sales up to a specified threshold dollar amount. Kyocera has made an initial payment of $20 million, which we received in third quarter 2005. Subject to Kyocera’s right to exercise its option, Kyocera is obligated to pay three additional $10 million installments due no later than the third quarters of 2006, 2007, and 2008, respectively.

General Dynamics

In December 2004, we entered into an agreement with General Dynamics C4 Systems (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license to, our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005. After 2005, any significant revenue related to this agreement, as currently in place, would occur only if the options are exercised by General Dynamics. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The SLA may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license to our commercial technology platform under the SLA using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the agreement through September 30, 2005, we recognized approximately $13.6 million in revenue, including approximately $3.4 million in third quarter 2005. Our accounts receivable included unbilled amounts of approximately $5.7 million and $0.1 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, our other current assets included approximately $0.2 million of related costs which were deferred in accordance with our application of the percentage-of-completion method.

During the first nine months of 2005, we received $8.0 million from General Dynamics related to completed milestones.

Subsequent to the delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the SLA is valued at $2.0 million and we will recognize the related revenue evenly over the period of support.

Philips

In August 2005, we entered into an agreement with Philips Semiconductors B.V. (Philips) that requires us to deliver our HSDPA technology solution to Philips for integration into Philips’ family of Nexperia™ cellular system solutions. Under the agreement, we will also assist Philips with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the Philips chipset. Subsequent to the delivery of portions of our HSDPA technology solution, we will provide Philips with support and maintenance over an aggregate estimated period of approximately 2 years.

We are accounting for the delivery of and limited license to our HSDPA technology solution under the Philips agreement using the percentage-of-completion method. From the inception of the agreement through September 30, 2005, we recognized approximately $1 million in revenue. During third quarter 2005, we received $0.5 million from Philips in connection with the signing of the agreement. At September 30, 2005, our accounts receivable included unbilled amounts of approximately $0.5 million.

Acquisition of Patents

In first quarter 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

3. INCOME TAXES:

Our accumulated tax losses, which include allowable deductions related to exercised employee stock options, generated federal net operating loss (NOL) credit carryforwards of approximately $110 million as of December 31, 2004. These NOL credit carryforwards were the largest component of our deferred tax assets which, before any adjustment for valuation allowance, had a tax-effected value of $107.6 million. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes.

During the first nine months of 2005, our effective tax rate, excluding foreign source withholding tax was approximately 34%. At December 31, 2004, we held a valuation allowance of approximately $75.2 million against our deferred tax assets of approximately $107.6 million. We will continue to evaluate the potential use of our deferred tax assets and, depending on various factors, could reverse all or a portion of the remaining valuation allowance in the future. We believe that the future utilization of our deferred tax assets, which are currently offset by a valuation allowance, continues to be dependent, in part, upon our success in three key areas: (1) the potential amount and timing of revenue associated with our technology products; (2) the outcome of outstanding patent license arbitrations and litigations; and (3) our ability to sign additional revenue generating patent license agreements. We will continue to provide a valuation allowance on a portion of our deferred tax assets until our success in these or other areas provides evidence that our deferred tax assets will be more fully utilized. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period-to-period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

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

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income (loss) per share - basic:
Income (loss) available to Common Shareholders	$6,526	53,611	$0.12	$(6,403)	55,282	$(0.12)
Effect of dilutive options, warrants and restricted stock units	—	3,478	(0.01)	—	—	—

Income (loss) per share - diluted:
Income (loss) available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$6,526	57,089	$0.11	$(6,403)	55,282	$(0.12)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$9,655	54,097	$0.18	$253	55,341	$0.00
Effect of dilutive options, warrants and restricted stock units	—	3,566	(0.01)	—	4,080	—

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$9,655	57,663	$0.17	$253	59,421	$0.00

For the three and nine months ended September 30, 2005, options and warrants to purchase approximately 1.7 million and 1.8 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2004, options and warrants to purchase approximately 2.2 million and 1.7 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Nokia

Nokia Arbitration

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively (Forms 10-Q), in July 2003, Nokia Corporation (Nokia) filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC), one of the Company’s wholly-owned subsidiaries, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). The arbitration was conducted by the International Court of Arbitration of the International Chamber of Commerce (ICC), in accordance with the dispute resolution provisions of the patent license agreement. The binding arbitration related to ITC’s claim that the patent license agreements ITC signed with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002.

In the Final Award, rendered in June 2005, the Arbitral Tribunal (Tribunal) operating under the auspices of the ICC held that ITC’s patent license agreement with Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and that ITC’s patent license agreement with Sony Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units. As such, the Tribunal determined that these agreements were properly applied to Nokia by ITC, and commenced Nokia’s royalty obligations with respect to those products from 2002 through 2006.

In July 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a Petition to confirm the Final Award. In August 2005, Nokia filed an Opposition to IDCC’s and ITC’s Petition and a Cross-Petition and Cross-Motion to vacate or modify the Final Award. As part of its filing, Nokia has requested that the Court refuse to enforce the Final Award and set aside or modify the Final Award. IDCC and ITC believe that Nokia’s actions are without merit and intend to continue to vigorously pursue enforcement of the Final Award. The Court has scheduled oral arguments on the foregoing matters for December 2005.

Nokia UK Proceedings

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in June 2004, Nokia commenced a patent revocation proceeding in the English High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard. The hearing on this matter commenced November 2, 2005.

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that the importation, manufacture, sale, supply, keeping or use of mobile phones and/or infrastructure equipment compliant with the FDD mode of operation as set out in 3GPP Standard TS 41.101 Release 5 or any revisions to this or later releases without license from ITC does not require infringement of any of thirty-one of ITC’s UMTS European Patents registered in the UK, such that none of the patents is Essential IPR for that standard. InterDigital intends to vigorously defend its position.

Nokia Delaware Proceeding

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

Samsung

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in November 2003, Samsung Electronics Co. Ltd. (Samsung) filed a Request for Arbitration against IDCC and ITC with the ICC regarding Samsung’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under its existing patent license agreement with ITC (Samsung Arbitration). The binding Samsung Arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Samsung would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. An evidentiary hearing is currently scheduled to be conducted in January 2006.

Lucent

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries (Tantivy), filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The case was originally based on our assertions of infringement by Lucent of nine of Tantivy’s US patents. The lawsuit sought damages for past infringement and an injunction against future infringement, as well as interest, costs, and attorneys’ fees. Lucent responded to the lawsuit seeking a declaration of non-infringement and alleging that the patents were invalid and requested attorneys’ fees and costs.

In November 2005, Tantivy and Lucent agreed to dismiss the patent infringement litigation between them and, together with IDCC, entered into a combined patent license and technology agreement. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years. Tantivy granted a patent license to Lucent under only those patents which were involved in the litigation being dismissed covering Lucent’s cdma2000® infrastructure products. In addition, IDCC and Lucent agreed to cooperate on advanced technology programs. The parties expect to enter into negotiations regarding licensing the balance of their respective patent portfolios and to discuss further business relationships.

Federal

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. Additionally, in October 2005, the Company filed a motion to reconsider the Court’s order which has not yet been decided. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at September 30, 2005. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

7. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$6,526	$(6,403)	$9,655	$253
Unrealized (loss) gain on investments	(96)	36	(132)	(303)

Total comprehensive income	$6,430	$(6,367)	$9,523	$(50)

8. REPOSITIONING ACTIVITIES:

On August 4, 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which 5 have accepted offers of continued employment elsewhere within our organization. We expect the repositioning to result in annual pre-tax cost savings of $6.0 million.

In connection with the closure, we expect to recognize repositioning charges totaling approximately $1.4 million, comprised of severance and relocation costs of $0.9 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded approximately $0.8 million of this charge in third quarter 2005 and expect to record the majority of the remaining charges over the next nine months. The third quarter charge was comprised of both severance and relocation costs ($0.5 million) and facility closing costs ($0.3 million). We have accrued a liability of approximately $0.4 million at September 30, 2005, relating to the third quarter repositioning charge.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 31, 2005, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Litigation Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended September 30, 2005.

Expiring 2G Patent License and Technology Revenue

We will complete the amortization of $53 million of royalty revenue associated with our TDMA patent license agreement (2G) with NEC Corporation of Japan (NEC) in February 2006. Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) obligations to pay royalties under their respective 2G/2.5G patent license agreements will end on December 31, 2006. Together, these three licensees contributed approximately $25.7 million or 21% of our revenue in first nine months 2005. In addition, by December 31, 2005, we will have completed amortization of deferred revenue from other 2G agreements, which collectively contributed $2.5 million or 2.0% of our revenue in first nine months 2005.

We also anticipate that a majority of our deliverables under the Mobile User Objective System (MUOS) program for the U.S. military and related payments under our agreement with General Dynamics C4 Systems, (General Dynamics) will occur in 2005. After 2005, any significant revenue related to this agreement as currently in place would occur only if the options provided for in such agreement are exercised by General Dynamics.

We continue to place substantial focus on both expanding our base of 3G licensees and resolving outstanding patent license arbitrations and litigations. We also continue to seek additional 2G licensees. We believe that these efforts will result in additional patent license revenues. As discussed below, in third quarter 2005 we signed a 3G patent license agreement with Kyocera Wireless Corporation, and its parent corporation, Kyocera Corporation, (collectively, “Kyocera”), which covers the sale of terminal units compliant with CDMA2000® technologies and its extensions. In addition, in third quarter 2005 we also signed 2G/3G patent license agreements with Arima Communications and Quanta Computer Inc. Furthermore, in 2005 we have diversified our revenue base to include technology offerings to customers such as General Dynamics and Philips Semiconductors B.V. (Philips) and will seek to continue such diversification through additional agreements.

Kyocera

On September 1, 2005, our patent holding subsidiaries entered into a worldwide, non-transferable, non-exclusive, patent license agreement with Kyocera. The five-year patent license agreement commenced July 1, 2004.

Under the terms of the patent license agreement and subject to a Kyocera option to convert the license to a royalty-bearing basis, Kyocera is obligated to pay InterDigital a license fee of $50 million, which covers licensed product sales up to a specified threshold dollar amount. Kyocera has made an initial payment of $20 million, which we received in third quarter 2005. Subject to Kyocera’s right to exercise its option, Kyocera’s obligated to pay three additional $10 million installments due no later than the third quarters of 2006, 2007, and 2008, respectively.

General Dynamics

In December 2004, we entered into an agreement with General Dynamics, to serve as a subcontractor on the MUOS program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. Under the agreement, we expect to receive $18.5 million for delivery of, and a limited license to our commercial technology solution for use within the government’s MUOS and Joint Tactical Radio

System programs. Maintenance and product training are also covered by this amount. The agreement also includes options that are exercisable by General Dynamics at various times through March 2006 for additional deliverables valued at up to $4.0 million. We anticipate that a majority of our MUOS program deliverables and related payments will occur in 2005. After 2005, any significant revenue related to this agreement, as currently in place, would occur only if the options are exercised by General Dynamics. In addition to the deliverables specifically identified in the agreement, we have agreed to provide additional future services as requested by General Dynamics. The SLA may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

We are accounting for the delivery of and limited license to our commercial technology platform under the SLA using the percentage-of-completion method. This portion of the agreement is valued at $16.5 million. From the inception of the agreement through September 30, 2005, we recognized approximately $13.6 million in revenue, including approximately $3.4 million in third quarter 2005. Our accounts receivable included unbilled amounts of approximately $5.7 million and $0.1 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, our other current assets included approximately $0.2 million of related costs which were deferred in accordance with our application of the percentage-of-completion method.

During the first nine months of 2005, we received $8.0 million from General Dynamics related to completed milestones.

Subsequent to the delivery of our commercial technology platform, we will provide General Dynamics with support for a period of three years. This portion of the SLA is valued at $2.0 million and we will recognize the related revenue evenly over the period of support.

Philips

In August 2005, we entered into an agreement with Philips Semiconductors B.V. (Philips) that requires us to deliver our HSDPA technology solution to Philips for integration into Philips’ family of Nexperia™ cellular system solutions. Under the agreement, we will also assist Philips with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the Philips chipset. Subsequent to the delivery of portions of our HSDPA technology solution, we will provide Philips with support and maintenance over an aggregate estimated period of approximately 2 years. This portion of the agreement is valued at approximately $1.0 million and we will recognize the related revenue evenly over the period of support.

This portion of the agreement is valued at approximately $1.0 million and we will recognize the related revenue evenly over the period of support.

We are accounting for the delivery of and limited license to our HSDPA technology solution under the Philips agreement using the percentage-of-completion method. From the inception of the agreement through September 30, 2005, we recognized approximately $1 million in revenue. During third quarter 2005, we received $0.5 million from Philips in connection with the signing of the agreement. At September 30, 2005, our accounts receivable included unbilled amounts of approximately $0.5 million.

Repositioning

On August 4, 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which 5 have accepted offers of continued employment elsewhere within our organization. We expect the repositioning to result in annual pre-tax cost savings of $6.0 million.

In connection with the closure, we expect to recognize repositioning charges totaling approximately $1.4 million, comprised of severance and relocation costs of $0.9 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded approximately $0.8 million of this charge in third quarter 2005 and expect to record the majority of the remaining charges over the next nine months. The third quarter charge was comprised of both severance and relocation costs ($0.5 million) and facility closing costs ($0.3 million). We have accrued a liability of approximately $0.4 million at September 30, 2005, relating to the third quarter repositioning charge.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2004 Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2004 Form 10-K. In June 2005, we updated our estimates related to our Long-Term Compensation Program (LTCP) for the reasons provided below.

Performance-Based Compensation

We use a variety of compensation programs to both attract and retain engineers and other key employees and more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, as well as an LTCP that includes restricted stock units (RSUs) and a performance-based cash incentive component. The LTCP was originally designed to consist of three year cycles that overlap by one year. The first cycle under the program covers the period from April 1, 2004 through January 1, 2006 (“Cycle 1”). The second cycle under the LTCP originally covered the period from January 1, 2005 through January 1, 2008 (“Cycle 2”). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3.5 year period from July 1, 2005 through January 1, 2009, and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. Because we had previously accrued a total of approximately $0.9 million related to the Cycle 2 performance based cash award, no additional expense was recorded in second quarter 2005 related to the pro-rated interim payment.

In June 2005, we adjusted our assessment of progress towards the achievement of certain qualitative goals relating to the Cycle 1 performance-based cash award. As a result of this updated assessment, we recorded a cumulative adjustment of approximately $1.6 million to reduce related expenses at that time. If we had continued to accrue for the Cycle 1 performance-based cash award based on a 100% payout, as we had prior to June 2005, we would not have recorded the cumulative adjustment and would have instead recognized additional expenses associated with the Cycle 1 performance-based cash award of approximately $1.3 million in the nine months ended September 30, 2005. We are currently accruing for the Cycle 2 performance-based cash award based on a 100% payout.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the SEC delayed the effective date of SFAS 123(R) for public companies to annual periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on January 1, 2006 using the modified-prospective method. We are currently evaluating the effect SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated financial position, results of operations and cash flows.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $37.6 million in the nine month period ended September 30, 2005 (first nine months 2005) compared to $57.8 million in the nine month period ended September 30, 2004 (first nine months 2004). The positive operating cash flow in first nine months 2005 arose principally from receipts of approximately $113.4 million from patent licensing agreements and $8.5 million from General Dynamics and Philips. This included approximately $27.9 million from Sony Ericsson, the majority of which represented a new prepayment under our 2003 patent license agreement, $26.0 million from Sharp Corporation (Sharp) related to our 2G and 3G patent license agreements, $27.5 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, $20.0 million from Kyocera relating to our 3G patent license agreement and approximately $12.0 million from other licensees related to their respective patent license agreements, including $6.4 million related to a new prepayment under an existing 3G patent license agreement. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $91.4 million, and changes in working capital during first nine months 2005. The positive operating cash flow in first nine months 2004 arose principally from net receipts of approximately $123.1 million from patent licensing agreements. This included approximately $27.0 million from Sanyo Electric Co., Ltd (Sanyo) and $10.0 million from Toshiba Corporation related to separate 2004 patent license agreements that updated and expanded each licensee’s prior agreement, approximately $23.9 million from NEC associated with our 3G patent license agreement, approximately $23.0 million from Sharp related to our 2G and 3G patent license agreements, $16.0 million from Ericsson and approximately $11.6 million from Sony Ericsson under their respective patent license agreements, and approximately $11.6 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses of $67.5 million and changes in working capital during first nine months 2004.

Net cash provided by investing activities in first nine months 2005 was $18.3 million compared to a use of cash by investing activities of $27.4 million in first nine months 2004. Our net sales of short-term marketable securities in first nine months 2005 were $42.9 million compared to net purchases of $15.9 million in first nine months 2004. This change resulted from first nine months 2005 cash requirements of approximately $34.1 million and $8.1 million, respectively, to finance both our Repurchase Program and an acquisition of patents from a third party. Our purchases of property and equipment of $4.0 million during first nine month 2005 increased approximately $1.3 million compared to first nine months 2004 and primarily consisted of investments necessary to support our engineering information systems network. Our pace of investment associated with patent filings increased $3.7 million to $12.5 million in first nine months 2005 compared to first nine months 2004, reflecting continued growth in our development of intellectual property over recent years.

A use of approximately $34.1 million related to our Repurchase Program contributed to a $30.6 million use of cash by financing activities in first nine months 2005. In first nine months 2004, our financing activities used cash of $7.1 million primarily related to repurchases of our Common Stock that was partially offset by proceeds from option and warrant exercises and our employee stock purchase program.

As of September 30, 2005, we had $114.2 million of cash, cash equivalents and short-term investments, compared to $131.8 million as of December 31, 2004. The decrease was mainly due to the Repurchase Program described above. Our working capital, adjusted to exclude cash, cash equivalents, short-term investments, current deferred tax assets, current maturities of debt and current deferred revenue, decreased to $(4.3) million at September 30, 2005 from $(1.9) million at December 31, 2004.

We are capable of supporting our operating requirements for the near future, including costs associated with our repositioning activities, through cash and short-term investments on hand, as well as other internally generated funds, primarily from 2G and 3G patent licensing royalties. We would not expect that an adverse resolution of our dispute with Federal Insurance Company (See, Part II, “Item 1. Legal Proceedings-Federal”) would prevent us from supporting our operating requirements for the near future. Although we do not presently anticipate any need for additional financing for daily operations through either bank facilities or the sale of debt or equity securities, we may seek to establish a revolving credit facility to provide us with additional flexibility in managing our business.

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

RESULTS OF OPERATIONS

Third Quarter 2005 Compared to Third Quarter 2004

Revenues

In third quarter 2004 we transitioned to recognizing revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees, rather than in the quarter in which our licensees’ underlying sales occurred. Due to this transition, third quarter 2004 revenues of $7.4 million included only the amortization of paid-up royalties and fixed obligations. As a result, revenues of $48.5 million for third quarter 2005 increased $41.1 million or 560% over third quarter 2004 revenues.

Our third quarter 2005 revenues included $33.8 million of recurring patent license royalties, $10.2 million related to past infringement associated with new patent license agreements, including Kyocera’s 3G agreement and $4.5 million from technology solution agreements with General Dynamics and Philips. Third quarter 2005 revenues from Kyocera (26%), NEC (24%), and Sharp (19%) contributed 69% of our total revenues.

Operating Expenses

Operating expenses increased 45% to $38.4 million in third quarter 2005 from $26.5 million in third quarter 2004. The quarter-over-quarter increase was driven by higher (i) legal fees primarily associated with patent license arbitrations and litigations ($4.9 million), (ii) wages, resulting from higher levels of headcount prior to the third quarter repositioning ($1.6 million), (iii) commission expense associated with higher revenues ($1.5 million), and (iv) LTCP costs resulting from overlapping LTCP cycles ($1.2 million). In addition, third quarter operating expenses included approximately $0.8 million of repositioning charges.

Development expenses increased 26% to $15.6 million in third quarter 2005 from $12.4 million in third quarter 2004. This increase was due primarily to increased headcount and higher costs related to the above-noted overlapping LTCP cycles.

Sales and marketing expenses of $1.8 million in third quarter 2005 increased 29% from $1.4 million in third quarter 2004, primarily as a result of higher LTCP costs.

General and administrative expenses in third quarter 2005 increased 7% to $5.4 million from $5.0 million in third quarter 2004, primarily resulting from the overlapping LTCP cycles.

Patents administration and licensing expenses of $14.7 million in third quarter 2005 increased 91% from $7.7 million in third quarter 2004 due to increased litigation and arbitration costs associated with our respective arbitrations and litigations with Nokia, Samsung and Lucent ($5.1 million) and increased commissions primarily associated with new license agreements ($1.5 million).

Interest and Investment Income, net

Interest and investment income of $0.8 million in third quarter 2005 increased $0.4 million compared to $0.4 million in third quarter 2004 due to higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision was $4.4 million in third quarter 2005 compared to a net tax benefit of $12.3 million in third quarter 2004. The income tax provision for third quarter 2005 consisted of an approximate $4.0 million federal income tax accrual and $0.4 million of foreign source withholding tax expense. The benefit in third quarter 2004 resulted from a credit to the statement of operations of approximately $17 million related to our recognition of an increase in the valuation of our deferred tax assets. This benefit was offset by foreign withholding taxes of approximately $0.4 million and an accrual of approximately $4.3 million that was based on our estimated book income tax expense for full year 2004.

First Nine Months 2005 Compared to First Nine Months 2004

Revenues

Revenues in first nine months 2005 increased $52.8 million to $122.6 million from $69.8 million in first nine months 2004. This increase was attributable to the above-noted third quarter 2004 transition in reporting per-unit royalties, higher levels of patent licensing royalties and contributions to revenue in first nine months 2005 of $14.7 million from our technology solutions agreements with General Dynamics and Philips. Due to our third quarter 2004 transition in reporting per-unit royalties, revenues for the first nine months 2004 included only two quarters of per-unit royalties.

Our first nine months 2005 revenues included $97.7 million of recurring patent license royalties, $10.2 million of past infringement associated with new patent license agreements, including Kyocera and $14.7 million from our agreements with General Dynamics and Philips. First nine months 2005 revenues from NEC (30%), Sharp (21%), and General Dynamics (11%) contributed 62% of our total revenues.

Operating Expenses

Operating expenses increased 36% to $107.1 million in first nine months 2005 from $78.6 million in first nine months 2004. Legal fees primarily associated with patent license arbitrations and litigations contributed $13.9 million of this increase. Higher costs associated with the overlapping LTCP cycles contributed another $3.1 million of the increase. Other key contributors were increased levels of headcount prior to our third quarter repositioning ($3.3 million), executive severance charges ($1.2 million), amortization of patent costs ($1.4 million), increased commissions ($1.2 million) and our third quarter repositioning charge ($0.9 million).

Development expenses increased 23% in first nine months 2005 to $46.7 million from $38.1 million in first nine months 2004. This increase was due primarily to a $4.5 million increase in personnel costs resulting from increased headcount and the overlapping LTCP cycles. The remaining increase resulted from targeted outsourced services and other costs related to work associated with our HSDPA platform development.

Sales and marketing expenses of $5.6 million increased 27% from $4.4 million in first nine months 2004. Approximately one half of this increase was attributable to personnel costs while the remaining increase was primarily due to increased trade show activities.

General and administrative expenses in first nine months 2005 increased 13% to $17.9 million from $15.9 million in first nine months 2004, primarily due to a $1.2 million severance charge associated with a second quarter change in executive management and increased costs associated with our overlapping LTCP cycles.

Patents administration and licensing expenses of $36.0 million increased 84% from $19.6 million in first nine months 2004. This increase resulted primarily from $13.4 million increase in legal costs associated with our respective arbitrations and litigations with Nokia, Samsung and Lucent.

Interest and Investment Income, net

Interest and investment income of $2.2 million in first nine months 2005 increased $1.1 million compared to $1.1 million in first nine months 2004 due to higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision was $8.1 million in first nine months 2005 compared to a net tax benefit of $8.1 million in first nine months 2004. The income tax provision for first nine months 2005 consisted of an approximate $6.4 million federal income tax accrual and $1.7 million of foreign source withholding tax expense. The benefit in first nine months 2004 resulted from a credit to the statement of operations of approximately $17 million related to our recognition of an increase in the valuation of our deferred tax assets. This benefit was offset by foreign withholding taxes of approximately $3.5 million and an accrual of approximately $5.5 million that was based on our estimated book income tax expense for full year 2004.

Expected Trends

We will provide guidance on fourth quarter 2005 revenue after we receive and review the applicable royalty reports and update our forecasts on anticipated revenue from work associated with technology solution agreements. The level of fourth quarter 2005 expenses associated with current arbitrations and litigations will depend, in large part, upon the level of activity associated with current or upcoming hearings and trials and could be as high as those experienced in third quarter 2005. We anticipate that other fourth quarter 2005 operating expenses will be slightly lower than our third quarter 2005. Lastly, absent any adjustment to our valuation allowance against deferred tax assets, we expect that our book tax rate for fourth quarter 2005 will approximate 35% to 38%, plus an amount for deferred foreign source withholding tax expense which is, in part, dependent on the level and geographic mix of per-unit royalties.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q (Form 10-Q), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting, among other things, the Company’s beliefs, plans and expectations as to: (i) our revenues under our agreement with General Dynamics and the timing of a majority of the deliverables, and associated revenue and support services; (ii) our focus on 3G patent licensing and resolution of patent arbitrations and litigations, our continued 2G licensing program and the impact thereof on revenues, and diversification of our revenue base; (iii) the timing, amount and benefit of repositioning charges and minimum annual pre-tax cost savings associated with our repositioning relating to our Melbourne, Florida facility; (iv) the effect of our January 1, 2006 adoption of SFAS No. 123(R) and SFAS No. 154 on our consolidated financial position, results of operations and cash flows, respectively; (v) the impact of any resolution of our dispute with Federal on our ability to meet our near term operating requirements; (vi) our needs and plans with respect to additional financing; (vii) our future federal income tax obligations, our expected utilization of our federal NOL credit carryforwards, and our fourth quarter 2005 book tax rate and deferred foreign source withholding tax expense; (viii) fourth quarter 2005 expenses including expenses associated with current arbitration and litigation matters; (ix) our plans to pursue enforcement of the Final Award and our belief that Nokia’s motions to set aside or modify the Final Award are without merit; and (x) our plans to vigorously defend our position in the July 29, 2005 claim filed by Nokia in the UK Patents Court, and our belief that unsuccessful outcomes in the UK Patents Court proceedings would not materially impact our operations or licensing program. Words such as “expect,” “anticipate,” “if,” “believe,” “assessing,” “evaluating,” “may,” “will,” “plan,” “future,” “should,” “could,” “seek,” “continue,” or similar expressions are intended to identify such forward-looking statements.

Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should not place undue reliance on these forward-looking statements. In addition to the associated risks and uncertainties identified in this Form 10-Q as well as other information contained herein, each of the following factors should be considered in evaluating our business and prospects.

The timing of deliverables and associated payments under our contract with General Dynamics in 2005 and any related additional services may be impacted by our ability to satisfactorily meet milestones, changes in delivery schedules, the needs of General Dynamics, or an exercise of termination by convenience on the part of the U.S. Government.

The focus of our patent licensing efforts and the impact thereof on revenues and our ability to increase the diversity of our revenue base may be affected by: (i) delays or difficulties in executing an agreement to acquire a 2G protocol stack, or in securing additional patent licensing and technology agreements generally; (ii) our ability to leverage a third party 2G protocol stack solution with our 3G protocol stack or with our patents (iii) the market relevance of our technologies; (iv) the expiration of some of our 2G patents; (v) changes in technology preferences of strategic partners or consumers and the availability or development of substitute or competitive technologies; (vi) the economy and sales trends in the wireless market and opportunities in government contracting; (vii) delays or unfavorable resolution of our patent licensing disputes or unanticipated difficulties in enforcing awards or in securing issuances of patents in foreign jurisdictions; (viii) our ability to monetize our investments in technology development; and (ix) proposed patent reform legislation.

The timing, amount, benefit and nature of repositioning charges and minimum annual pre-tax cost savings associated with the closing of our Melbourne, Florida facility may be impacted by: (i) the termination dates of certain employees and the timing of costs associated with relocation packages and stay bonuses; and (ii) our ability to negotiate a favorable termination of such facility’s leasehold agreement.

The impact of our January 1, 2006 adoption of SFAS No. 123(R) on our compensation costs relating to share-based payment transactions may be effected by: (i) a change in the valuation method used; and (ii) errors in current estimates of additional compensation expenses due to the amount of affected outstanding stock options at such time. The impact of our January 1, 2006 adoption of SFAS No. 154 would be impacted by a change in our interpretation of SFAS No. 154.

Our ability to support our operating requirements in the near future, and our belief that any resolution of our dispute with Federal would not affect our operating requirements in the near future may be affected by the factors listed herein, as well as our cash flow and our recurring royalties which are dependent on: (i) the market share and performance of our primary licensees in realizing our projections for sales of covered products; (ii) the economy and sales trends in the wireless market; (iii) our ability to expand our customer, partner and licensing relationships; (iv) whether new licensees or existing licensees make past payments for royalties due or pre-payments against future royalties; (v) our ability to successfully prosecute, enforce and protect our patents and other intellectual property rights; and (vi) unanticipated changes in the schedule or costs associated with the Nokia proceedings and Samsung arbitration; and (vii) expenses associated with our long-term compensation program. Further, our failure to generate sufficient cash flows over the long-term may be affected by the factors listed herein, as well as: (i) technical, financial, resource or other difficulties or delays we may experience related to further development of our technologies and products, and which could affect strategic relationships, product marketing efforts, and our timing for critical market windows; and (ii) the increase of potential 3G technology licensors in the marketplace and increasing pressure by licensees to cap royalty rates. A failure to generate sufficient cash flows over the long-term also could adversely impact operating requirements and our current lack of need to seek additional financing.

Our deferred foreign source withholding tax expense may be affected by: (i) changes in federal and/or state tax regulations; (ii) changes to international tax treaties and foreign and domestic tax laws and regulations; (iii) changes in our expectations of the amount and composition of full-year taxable income; and (iv) the amount of per-unit royalties paid by new and existing licensees. In addition to the above risks, our future federal income tax obligations, and our fourth quarter 2005 book tax rate may also be affected by: (i) the cost of litigation; and (ii) our level of continued self-funding in technology development activities. Our expected utilization of our federal NOL credit carryforwards are dependent on: (i) changes in the market share and the performance of our primary licensees in selling their products; (ii) the market acceptance of our technology products; (iii) our ability to effectively manage costs; (iv) the costs and outcome of ongoing litigation/arbitration; (v) changes to our tax planning strategies; (vi) changes to existing federal or state tax regulations; and (vii) our ability to enter into new or expand existing patent license agreements.

Fourth quarter 2005 expenses associated with current arbitration and litigation matters may be effected by: (i) unanticipated additional legal proceedings or costs associated with legal proceedings; (ii) changes in the schedules or costs associated with the Nokia legal proceedings and the Samsung arbitration, or adverse rulings in such legal proceedings.

Our plans to enforce the Final Award could be affected by a decision by the U.S. District Court to grant Nokia’s motion to vacate or modify the Final Award, in whole or in part, or an agreement by the parties to resolve issues upon terms other than those set forth in the Final Award. Our defense in the UK Patents Court could be impacted by a decision by the UK Patents Court to grant the requested Declaration in whole or in part and unanticipated costs. In addition, unsuccessful outcomes in the UK Patents Court proceedings alone, or coupled with unsuccessful outcomes in other patent disputes, could result in an unfavorable perception in the market which could adversely impact our licensing program.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Nokia

Nokia Arbitration

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) and Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively (2005 Forms 10-Q), in July 2003, Nokia Corporation (Nokia) filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC), one of the Company’s wholly-owned subsidiaries, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement with ITC (Nokia Arbitration). The arbitration was conducted by the International Court of Arbitration of the International Chamber of Commerce (ICC), in accordance with the dispute resolution provisions of the patent license agreement. The binding arbitration related to ITC’s claim that the patent license agreements ITC signed with Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) in March 2003 defined the financial terms under which Nokia would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002.

In the Final Award, rendered in June 2005, the Arbitral Tribunal (Tribunal) operating under the auspices of the ICC held that ITC’s patent license agreement with Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE infrastructure and that ITC’s patent license agreement with Sony Ericsson constituted a Major Competitor License Agreement for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units. As such, the Tribunal determined that these agreements were properly applied to Nokia by ITC, and commenced Nokia’s royalty obligations with respect to those products from 2002 through 2006.

In July 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a Petition to confirm the Final Award. In August 2005, Nokia filed an Opposition to IDCC’s and ITC’s Petition and a Cross-Petition and Cross-Motion to vacate or modify the Final Award. As part of its filing, Nokia has requested that the Court refuse to enforce the Final Award and set aside or modify the Final Award. IDCC and ITC believe that Nokia’s actions are without merit and intend to continue to vigorously pursue enforcement of the Final Award. The Court has scheduled oral arguments on the foregoing matters for December 2005.

Nokia UK Proceedings

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in June 2004, Nokia commenced a patent revocation proceeding in the English High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard. The hearing on this matter commenced November 2, 2005.

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that the importation, manufacture, sale, supply, keeping or use of mobile phones and/or infrastructure equipment compliant with the FDD mode of operation as set out in 3GPP Standard TS 41.101 Release 5 or any revisions to this or later releases without license from ITC does not require infringement of any of thirty-one of ITC’s UMTS European Patents registered in the UK, such that none of the patents is Essential IPR for that standard. InterDigital intends to vigorously defend its position.

While we continue to contest these matters, in the event that we are unsuccessful, we do not believe that there will be a material impact on our operations or licensing program. However, if we are unsuccessful under such proceedings, under English law we could be liable, or partially liable, for the reimbursement of the prevailing party’s attorneys’ fees and similar costs.

Nokia Delaware Proceeding

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

Samsung

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in November 2003, Samsung Electronics Co. Ltd. (Samsung) filed a Request for Arbitration against IDCC and ITC with the ICC regarding Samsung’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under its existing patent license agreement with ITC (Samsung Arbitration). The binding Samsung Arbitration relates to ITC’s claim that the patent license agreements ITC signed with Ericsson and Sony Ericsson in March 2003 defined the financial terms under which Samsung would be required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. An evidentiary hearing is currently scheduled to be conducted in January 2006.

Lucent

As previously reported in the Company’s 2004 Form 10-K and 2005 Forms 10-Q, in March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries (Tantivy), filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000® equipment. The case was originally based on our assertions of infringement by Lucent of nine of Tantivy’s US patents. The lawsuit sought damages for past infringement and an injunction against future infringement, as well as interest, costs, and attorneys’ fees. Lucent responded to the lawsuit seeking a declaration of non-infringement and alleging that the patents were invalid and requested attorneys’ fees and costs.

In November 2005, Tantivy and Lucent agreed to dismiss the patent infringement litigation between them and, together with IDCC, entered into a combined patent license and technology agreement. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years. Tantivy granted a patent license to Lucent under only those patents which were involved in the litigation being dismissed covering Lucent’s cdma2000® infrastructure products. In addition, IDCC and Lucent agreed to cooperate on advanced technology programs. The parties expect to enter into negotiations regarding licensing the balance of their respective patent portfolios and to discuss further business relationships.

Federal

As previously reported in the Company’s 2004 Form 10-K and March 31, 2005 and June 30, 2005 Forms 10-Q, in October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement is found to be valid and enforceable, the Company is seeking a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. Additionally, in October 2005, the Company filed a motion to reconsider the Court’s which has not yet been decided. Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at September 30, 2005. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

Item 6.	EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
†10.81	Severance Agreement and General Release between InterDigital Communications Corporation and Alain Briancon dated October 25, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

99.1	Litigation Expense and Reimbursement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Federal Insurance Company dated February 15, 2000.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: November 9, 2005	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 9, 2005	/s/ R.J. FAGAN
Richard J. Fagan
Chief Financial Officer