Form 10-K
period 2005-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2006-03-14
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 transition period from             to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not herein contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filed ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $924,173,320 as of June 30, 2005.

The number of shares outstanding of the registrant’s common stock was 55,031,177 as of March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III, Items 10, 11, 12, and 14 of this Annual Report. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

InterDigital® is a registered trademark of InterDigital Communications Corporation. All other trademarks, service marks and/or trade names appearing in this Form 10-K are the property of their respective holders.

GLOSSARY OF TERMS

1xEV-DO

“First Evolution Data Optimized.” An evolution of cdma2000.

2G

“Second Generation.” A generic term usually used in reference to voice-oriented digital wireless products, primarily mobile handsets that provide basic voice services.

2.5G

A generic term usually used in reference to fully integrated voice and data digital wireless devices offering higher data rate services and features compared to 2G.

3G

“Third Generation.” A generic term usually used in reference to the generation of digital mobile devices and networks after 2G and 2.5G, which provide high speed data communications capability along with voice services.

3GPP

“3G Partnership Project.” A partnership of worldwide accredited standards organizations the purpose of which is to draft specifications for Third Generation mobile telephony.

802.11

An IEEE standard for wireless LAN interoperability. Letter appendages (i.e., 802.11 a/b/g) identify various amendments to the standards which denote different features and capabilities.

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

ATIS

“Alliance for Telecommunications Industry Solutions.” An ANSI-accredited U.S.-based standards association which concentrates on developing and promoting technical/operational standards for the communications and information technology industries worldwide.

Bandwidth

A range of frequencies that can carry a signal on a transmission medium, measured in Hertz and computed by subtracting the lower frequency limit from the upper frequency limit.

i

Base Station

The central radio transmitter/receiver, or group of central radio transmitters/receivers, that maintains communications with subscriber equipment sets within a given range (typically, a cell site).

Category 10

The HSDPA standard contains different “categories,” ranging from category 1 through category 10, to define specific configurations and performances. Category 10 is the fastest mode of HSDPA capable of achieving 14Mbps.

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

Digital Cellular

A cellular communications system that uses over-the-air digital transmission.

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

iDEN®

“Integrated Dispatch Enhanced Network.” A proprietary TDMA standards-based technology which allows access to phone calls, paging and data from a single device.

IEEE

“Institute of Electrical and Electronic Engineers.” A membership organization of engineers that among its activities produces data communications standards.

IEEE 802

A standards body within the IEEE that specifies communications protocols for both wired and wireless local area and wide area networks (LAN/WAN).

IC

“Integrated Circuit.” A multifunction circuit formed in or around a semiconductor base.

Internet

A network comprised of numerous interconnected commercial, academic and governmental networks in over 100 countries.

IPR

“Intellectual Property Right.”

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

Km

“Kilometer.”

Know-How

Technical information, technical data and trade secrets that derive value from the fact that they are not generally known in the industry. Know-how can include, but not limited to, designs, drawings, prints, specifications, semiconductor masks, technical data, software, net lists, documentation and manufacturing information.

LAN

“Local Area Network.” A private data communications network linking a variety of data devices located in the same geographical area and which share files, programs and various devices.

MAC

“Media Access Control.” Part of the 802.3 (Ethernet LAN) standard which contains specifications and rules for accessing the physical portions of the network.

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

ODM

“Original Design Manufacturer.” Independent contractors that develop and manufacture equipment on behalf of another company using another company’s brand name on the product.

OEM

“Original Equipment Manufacturer.” A manufacturer of equipment (e.g., base stations, terminals) that sells to operators.

OSI Reference Model

A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

PCMCIA

“Personal Computer Memory Card International Association.” An international industry group that promotes standards for credit card-sized memory card hardware that fits into computing devices such as notebooks or laptops.

PDC

“Personal Digital Cellular.” The standard developed in Japan for TDMA digital cellular mobile radio communications systems.

PHS

“Personal Handyphone System.” A digital cordless telephone system and digital network based on TDMA. This low-mobility microcell standard was developed in Japan. Commonly known as PAS in China.

PHY

“Physical Layer.” The wires, cables, and interface hardware that connect devices on a wired or wireless network. It is the lowest layer of network processing that connects a device to a transmission medium.

Platform

A combination of hardware and software blocks implementing a complete set of functionalities that can be optimized to create an end product.

Protocol

A formal set of conventions governing the format and control of interaction among communicating functional units.

v

RF

“Radio Frequency.” The range of electomagnetic frequencies above the audio range and below visible light.

Smart Antenna

Antennas utilizing multiple elements with signal processing capabilities which enhance desired, or reduce undesired, transmission to or from wireless products.

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

TD/FDMA

“Time Division/Frequency Division Multiple Access.” A technique that combines TDMA and FDMA.

TDMA

“Time Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access (in a time ordered sequence) to a single channel without interference by assigning unique time segments to each user within the channel.

TD-SCDMA

“Time Division Synchronous CDMA.” A form of TDD utilizing a low Chip Rate.

Terminal/Terminal Unit

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

Wideband

A communications channel with a user data rate higher than a voice-grade channel; usually 64Kbps to 2Mbps.

WiMAX

A commercial brand associated with products and services using IEEE 802.16 standard technologies for wide area networks broadband wireless.

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

WTDD

“Wideband TDD” or “Wideband Time Division Duplex.” A form of TDD utilizing a high Chip Rate.

PART I

Item 1. BUSINESS

General

We design and develop advanced digital wireless technologies which we make available for license to semiconductor companies, handset manufacturers and other equipment producers. Our technology offerings include patented inventions, know-how and other technical data (e.g., software, designs and specifications) related to the design and operation of digital wireless products and systems. We have built our suite of offerings through independent development, joint development with other companies, and through selected acquisitions. We actively participate in the standard-setting process for digital wireless technologies, both cellular and non-cellular, contributing solutions that are regularly incorporated into the standards.

We generate revenues and cash flow primarily through royalties received under patent license agreements covering our customers’ manufacture and sale of 2G and 3G mobile terminal units (e.g., handsets) and infrastructure. We also generate revenues and cash flow by licensing our technology solutions (e.g., HSDPA, WCDMA terminal unit protocol stack software, physical layer designs, etc.) and the provision of specialized engineering services. We are seeking to both expand revenues from the technology solution portion of our business and create synergies between our patent licensing and technology licensing businesses.

As an early participant in the digital wireless market, we developed pioneering solutions for the two primary cellular air interface technologies in use today: TDMA and CDMA. That early involvement, as well as our continued development of advanced digital wireless technologies, has created our significant worldwide portfolio of patents and patent applications in digital wireless communications. Included in that portfolio are a number of patented inventions which we believe are essential to products built to 2G and 3G cellular standards, and other standards such as WLAN and WiMAX. Accordingly, we believe that companies making, using or selling products compliant with these standards require a license under our patents. In conjunction with our participation in the standards bodies, we have filed declarations with the applicable standards bodies stating that we believe we have essential patents and that we agree to make those patents available for use and license on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the individual standards organizations.

Products incorporating our inventions include:

•	Mobile terminal units, including cellular phones, wireless personal digital assistants and notebook computers, PCMCIA cards, and similar products

•	Base stations and other wireless infrastructure equipment

•	Components for wireless devices

We also incorporate our inventions into our own technology solutions consisting mainly of protocol stack software, ASIC reference designs and related know-how, which are principally targeted at the mobile terminal unit market. These solutions provide time-to-market, performance and cost advantages to our customers. While our solutions conform to applicable standards, they also include proprietary implementations for which we seek patent protection.

Our investments in the development of advanced digital wireless technologies and related products include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 43% and 54% of our total operating expenses. The largest portion of this cost has been personnel costs. As of December 31, 2005, we employed 202 engineers, 77% of whom hold advanced degrees, 30 of whom hold PhDs.

We incorporated in 1972 under the laws of the Commonwealth of Pennsylvania, and we conducted our initial public offering in November 1981. Our corporate headquarters and administrative offices are located in King of Prussia, Pennsylvania, USA. Our research and technology and product development teams are located in the following locations: King of Prussia, Pennsylvania, USA; Melville, New York, USA; and Montreal, Quebec, Canada.

Our Internet address is www.interdigital.com. Where, in the “Investing” section, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports required to be filed under the Securities Exchange Act of 1934, and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.

Wireless Communications Industry Overview

Participants in the wireless communications industry include original equipment manufacturers (OEMs), semiconductor manufacturers, original design manufacturers (ODMs), a variety of technology suppliers, applications developers, and operators that deliver communications products and services to consumers and businesses. In order to achieve economies of scale and allow for interoperability across geographic regions, the products for the wireless industry have typically been built to wireless standards. The cellular market initially focused on delivering voice-oriented services. Over the past five years, the industry transitioned from providing digital voice-oriented wireless products and services (commonly referred to as Second Generation or 2G), to also providing data services. Operators are now offering higher data rates and enhanced Internet access with the introduction of 3G technologies. Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a proliferation of converged devices that incorporate multiple air interface technologies and functionalities, and provide seamless operation. As an example, such converged devices could provide seamless operation between a 3G network and a WLAN network.

Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.7 billion at the end of 2005. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could reach 3 billion in 2009.

(1)	Source: Strategy Analytics, Inc. - January 2006.
(2)	2005 and 2006 data represents estimates of handset sales.
(3)	Includes: Analog, iDEN, TDMA, PHS, PDC, TD-SCDMA.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to over 820 million units in 2005. We believe the combination of a broad subscriber base, continued technological change, and the ever growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of wireless products and services through the balance of this decade. For those reasons, shipments of 3G-enabled phones (WCDMA, cdma2000, 1xEV-DO) which represented approximately 24% of the market in 2005, are predicted to increase to 49% of the market by 2009.

In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 standard have nearly doubled every year. While relatively small compared to the cellular market (117 million IEEE 802.11 wireless ICs shipped in 2005), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless standards bodies are creating sets of standards to enable higher data rates, provide coverage over longer distances, and enable roaming.

Evolution of Wireless Standards

Wireless communications standards are formal guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the standards is to assure inter-operability of products from multiple OEM companies built to a common standard. A number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS), and the American National Standards Institute (ANSI), have responsibility for the development and administration of wireless communications standards. New standards are typically adopted with each new generation of products, are often compatible with previous generations of the standards, and are defined to ensure interoperability with other standards.

These SDOs ask participating companies to formally declare whether they believe they hold patents essential to a particular standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell, or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of those essential patent rights. The SDOs do not have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.

Digital Cellular Standards

The principal standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies. The standardized TDMA technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas and other regions. Approximately 72% of worldwide handset sales for 2005 conform to GSM standards. TIA/EIA 54/136 technology has been deployed primarily in North, Central and South America and is slowly being replaced by other technologies. PDC technology has been deployed in Japan, while PHS technologies are deployed primarily in Japan, the People’s Republic of China (under the name PAS) and Taiwan. DECT is a digital cordless telephone standard that operates primarily in Europe. TETRA is an open digital trunked radio standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities.

Standardized TDMA-based 2.5G systems were dominant in 2005, with GPRS reaching over 50% of global shipments and EDGE accelerating to almost 10% of all global shipments. 2.5G systems provide higher data rate services based on packet-data technology and, depending upon the generation of installed infrastructure, can be implemented without substantial additional infrastructure investment.

Narrowband CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. In 2005, fewer than 20% of worldwide handset sales were based on these CDMA technologies.

Deployment of 3G services allows operators to take advantage of additional radio spectrum allocations and, through the use of even higher speeds than 2.5G, deliver additional voice and data-rich applications to their customers. The five specifications under the 3G standard include the following forms of CDMA technology: FDD, TDD, and Multichannel CDMA (cdma2000 technology). FDD and TDD collectively are referred to in the industry as WCDMA. In addition, TD-SCDMA, a variant of TDD technology, has been included in the standard’s specifications.

The capabilities of the various 3G technologies have continued to evolve within the SDOs. In particular, the development of faster and more efficient methods to carry packet data over the air has resulted in the ability to provide data rates substantially higher than were envisioned in the original 3G specifications. Chief among these emerging technologies are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA), an evolution of WCDMA, and First Evolution Data Optimized (1xEV-DO), an evolution of cdma2000.

Depending upon their individual business plans, operators with existing GSM systems are deploying either GPRS-EDGE or WCDMA systems. Analysts expect that GSM operators will migrate to WCDMA. Operators that originally deployed TIA/EIA-95-based systems are generally deploying cdma2000 systems. Operators that originally deployed TIA/EIA-136 systems are generally deploying WCDMA systems. TD-SCDMA is being developed for potential deployment in the People’s Republic of China and for possible export outside of China. The chart below shows the anticipated technology evolution for the predominant cellular technologies in use today.

IEEE 802-Based Standards

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

The wide area network community has also established the IEEE 802.16 Working Group to define air interface standards for longer distance (2 to 50 km) Metropolitan Area and Wide Area Networks (MAN/WAN). The first 802.16 standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it is primarily aimed toward very high speed wide area point to multipoint fixed applications. In 2003, an amendment to the 802.16 standard was published which added operation in the 2 to 11 GHz frequency bands. This addition made the standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. Analysts expect that equipment conforming to the 802.16-2004 fixed standard will be introduced in 2006. Concurrent with this revision of the fixed standard, the 802.16 Working Group embarked on defining a mobile version of the standard (referred to as 802.16e). The mobile version of the standard was completed and published in February 2006. More recently, the IEEE 802 community has begun to address the question of handover between the different IEEE 802 technologies, both wired and wireline, as well as handover to external non-802 networks, such as 3G. This new group, 802.21, entitled Media Independent Handover Services HS, anticipates that their initial standard will be available in late 2006.

InterDigital’s Strategy

In recent years, the majority of our revenue has been derived from companies with which we have patent license agreements covering the manufacture and sale of 2G and 3G mobile terminal units and/or infrastructure. Our goal is to derive revenue on every 3G mobile terminal unit sold. As of March 2006, we have received royalties on approximately 35-40% of all 3G mobile terminal units sold worldwide.

Our strategy for achieving our goal is as follows:

•	Continuing our successful program of licensing our patented technology to wireless equipment producers worldwide

•	Offering our intellectual property rights and technology products in a coordinated fashion

•	Enhancing our technology position by (i) continuing the development of leading edge wireless technologies, and (ii) acquiring legacy technologies (e.g., GSM) and other technologies and intellectual property to enhance the value of our product solutions

•	Maintaining substantial involvement in key worldwide standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those standards

InterDigital’s Technology Position

Cellular Technologies

We have a long history of developing cellular technologies including those related to CDMA and TDMA. We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless U.S. standard in the 1980s, and created a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our more central inventions are:

•	The fundamental architecture of commercial Time Division/Frequency Division Multiple Access (TD/FDMA) systems

•	Methods of synchronizing TD/FDMA systems

•	A flexible approach to managing system capacity through the reassignment of online subscriber units to different time slots and/or frequencies in response to system conditions

•	The design of a multi-component base station, utilizing distributed intelligence, that allows for more robust performance

•	Initializing procedures that enable roaming

A number of our TDMA-based inventions are being used in all 2G and 2.5G wireless networks and mobile terminal devices.

We also have developed and patented innovative CDMA technology solutions. Today, we hold a significant worldwide portfolio of CDMA patents and patent applications. Similar to our TDMA inventions, we believe that a number of our CDMA inventions are essential to the implementation of CDMA systems in use today. Some of our more important CDMA inventions include or relate to:

•	Global pilot: The use of a common pilot channel to synchronize sub-channels in a multiple access environment

•	Bandwidth allocation: Techniques including multi-channel and multi-code mechanisms

•	Power control: Highly efficient schemes for controlling the transmission output power of terminal and base station devices, a vital feature in a CDMA system

•	Joint detection and interference cancellation techniques for reducing interference

•	Soft handover enhancement techniques between designated cells

•	Various sub-channel access and coding techniques

•	Packet data

•	Fast handoff

•	Geo-location for calculating the position of terminal users

•	Multi-user detection (MUD)

•	High speed packet data channel coding

•	High speed packet data delivery in a mobile environment

IEEE 802-based Wireless Technologies

With our strong wireless background, we have expanded our engineering and corporate development activities to focus on solutions that apply to other wireless market segments. These segments primarily fall within the ever increasing scope of the IEEE 802 family of standards. We are building a portfolio of technology related to the WLAN and cellular area that includes, for example, improvements to the 802.11 PHY and MAC to increase peak data rates (i.e., 802.11n), handover among radio access technologies, mesh networks, wireless network management, and wireless network security.

Business Activities

Patent Licensing

Our Patent Portfolio

As of December 31, 2005, our patent portfolio consisted of 524 U.S. patents (138 of which issued in 2005), and 1,483 non-U.S. patents (468 of which issued in 2005). We also have numerous patent applications pending worldwide. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA) and expire at differing times ranging from 2006 through 2025. A significant part of our TDMA patent portfolio expires during 2006. (See, “-Risk Factors- Our Future Financial Condition and Operating Results Could Fluctuate Significantly.”).

The United States Patent and Trademark Office (USPTO) permits the filing of “provisional” applications for, among other reasons, protecting rights on an expedited basis. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, a formal filing which may add content, such as claim language, to the provisional application, or may combine multiple provisional applications. The USPTO, along with other international patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or in part, on a previously filed non-provisional patent application. Most of our foreign patent applications are single treaty application filings, which can produce patents in all of the countries that are parties to the treaty. During 2005, we filed 570 U.S. patent applications consisting of 177 first filed, U.S. non-provisional, non-continuation patent applications, 276 U.S. provisional applications, and 117 U.S. continuation applications. Each new U.S. non-provisional application corresponds to a later filed foreign treaty application.

Patent Licenses

Currently, numerous manufacturers supply digital cellular equipment conforming to 2G and 3G standards for which we hold patents we believe are essential. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to do so. We are in active discussions with a number of companies on a worldwide basis regarding the licensing of our 2G and 3G-related patents. During negotiations, unlicensed companies may raise different defenses and arguments as to the need to enter into a patent license with us to which we respond. In the past year, these defenses and arguments have included positions by companies (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents and/or that our patents are invalid, and (iii) relating to the impact on them of pending litigation between us and other third parties. If we believe that a third party is required to license our patents in order to manufacture and sell products, we might commence legal action against the third party if they will not enter into a license.

We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, use or sell, or intend to manufacture, use or sell, equipment that implements the inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) license agreements with companies around the world. When we enter into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. In circumstances where we receive consideration for sales made prior to the effective date, we typically recognize revenue in the quarter in which the patent license agreement is signed. However, if the license agreement is reached as part of the settlement of patent infringement litigation, we recognize consideration for past sales as other income.

Our license agreements are structured on royalty-bearing basis, paid-up basis or a combination thereof. Most of our patent license agreements are royalty bearing. Most of these agreements provide for the payment of royalties on an ongoing basis based on sales of covered products built to a particular standard (convenience based licenses). Others provide for the payment of royalties on an ongoing basis if the manufacture, sale or use of the licensed product infringes one of our patents (infringement based licenses).

We recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. Some of these agreements provide for the non-refundable prepayment of royalties which are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties due are calculated and either applied against any prepayment, or paid in cash. Additionally, royalties on sales of covered products under the license agreement are payable or exhausted against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per-unit, a percentage of sales, percentage of sales with a per-unit cap, and other similar measures. The formulas can also vary by other factors including territory, covered standards, quantity and dates sold.

Some of our patent licenses are paid-up, requiring no additional payments relating to designated sales under agreed upon conditions. Those conditions generally can include paid-up licenses for a period of time, for a class of products, under certain patents, or for sales in certain countries or a combination thereof. Licenses can become paid-up based on the payment of fixed amounts or after the payment of royalties for a term. We recognize revenues related to fixed amounts on a straight-line basis.

A number of our licenses contain “most favored licensee” (MFL) clauses which permit the licensee to elect to apply the terms of a subsequently executed license agreement with another party that are more favorable than those of the licensee’s original agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalty obligations of the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements. Currently our key license agreements which contain MFL clauses are those with Nokia Corporation (Nokia), NEC Corporation of Japan (NEC) and Samsung Electronics Co. Ltd. (Samsung).

For example, ITC is a party to a worldwide, generally nontransferable, royalty-bearing, patent license agreement with Nokia, which covers the sale of 2G and 3G terminal units and infrastructure. This agreement contains an MFL provision which provides that Nokia’s royalty obligations for sales of covered products from January 1, 2002 through December 31, 2006 can be defined through direct negotiation, or by one or more patent license agreements with designated major competitors. In 2003, ITC entered into (i) a patent license agreement with Telefonakiebolaget LM Ericsson and Ericsson Inc. (collectively, Ericsson) covering the sale of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA infrastructure (Ericsson Agreement), and (ii) a patent license agreement with Sony Ericsson Mobile Communications AB (Sony Ericsson) covering the sale of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE/TDMA terminal units (Sony Ericsson Agreement). In a subsequent arbitration to resolve a dispute over the applicability of the Ericsson Agreement and the Sony Ericsson Agreement under Nokia’s MFL provision, in June 2005, an Arbitral Tribunal issued a Final Award, holding that (i) the Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5G infrastructure in the period from January 1, 2002 through December 31, 2006; and (ii) the Sony Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5G terminal units from January 1, 2002 through December 31, 2006. Based on the terms of the Ericsson Agreement and the Sony Ericsson Agreement, the Arbitral Tribunal established royalty rates that are applicable to Nokia’s sales of covered 2G and 2.5 terminal units and infrastructure in that period. (See, “Item 3 - Legal Proceedings, Nokia Arbitration”). Upon payment of all amounts owed pursuant to the arbitral award, Nokia could, as of January 1, 2007, be deemed to have the same paid-up licenses that Ericsson and Sony Ericsson will have upon full performance under their respective license agreements with us. One or more additional license agreements with a designated major competitor will be necessary, in the absence of agreement between us and Nokia, to fully define the full scope of Nokia’s obligations (including 3G) under this agreement. Except as described above, Nokia’s patent license agreement terminates on December 31, 2006.

Expenditures relating to maintaining our current licenses (other than enforcement and arbitration proceedings) are not material, and are predominantly administrative in nature. Cash flows from patent license agreements have been used for general corporate purposes, including substantial reinvestment in standards contributions, technology development and productization. Revenues generated from royalties are subject to quarterly and annual fluctuations. (See, “-Risk Factors, Our Future Financial Condition and Operating Results Could Fluctuate Significantly.”).

In 2005, 2004, and 2003, respectively, 68%, 77%, and 64% of our total revenue was derived from licensees based in Japan but generally covering products sold both within and outside of Japan. In 2005, revenues from our licensees NEC and Sharp Corporation of Japan (Sharp) were approximately 30% and 22% of our total revenues, respectively.

In addition to patent licensing, we have been actively engaged in the licensing of know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. (See, “-Business Activities, Technology and Product Development.”).

Patent Licensees Generating 2005 Revenues Exceeding 10% of Total Revenues

The loss of revenues and cash payments from any of the licensees discussed below (with the exception of the NEC 2G Agreement, for which all present and anticipated cash has been received) would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with NEC. Pursuant to its patent license agreement with ITC, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. We recognize revenue associated with this agreement in the periods we receive the related royalty reports. This patent license agreement expires upon the last to expire of the patents licensed under the agreement. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G), which expires upon the last to expire of the patents licensed under the agreement. In 2002, the parties amended that agreement to provide for the payment by NEC to ITC of $53.0 million, in exchange for which royalty obligations for PHS and PDC products are considered paid-up. We recognize revenue associated with this $53.0 million payment on a straight-line basis from the January 2002 agreement date through February 2006, which was the expected period of use by NEC. It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2005, we recorded revenues of $48.5 million from NEC of which approximately $12.9 million is attributable to our 2G patent license agreement and approximately $35.6 million is attributable to our narrowband CDMA and 3G patent license agreement.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (Sharp PHS/PDC Agreement) covering sales of terminal devices compliant with TDMA-based PHS and PDC standards. In second quarter 2003, ITC and Sharp extended the term of the Sharp PHS/PDC Agreement until April 2008. Under the extension, Sharp made a $17.5 million up-front payment consisting of a renewal fee of $2.0 million and a royalty prepayment of $15.5 million. The royalty prepayment was exhausted in 2004, and Sharp then became obligated to make additional royalty payments on sales of licensed products sold through early 2008 as covered products are sold. We recognize revenue associated with this agreement in the periods we receive the related royalty reports. The renewal fee is being amortized on a straight-line basis over the five-year term of the extension.

ITC and Sharp are also parties to a separate worldwide, non-exclusive, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. Under an amendment to that agreement executed in first quarter 2004 which affects certain payment terms and other obligations of the parties, Sharp made a royalty pre-payment of approximately $17.8 million in second quarter 2004, which was exhausted in the forth quarter of 2004. Sharp has since become obligated to make additional royalty payments on sales of licensed products. We recognize revenue associated with this agreement in the period that royalty reports are received. This license agreement expires upon the last to expire of the patents licensed under this agreement. In 2005, we recorded revenues of $36.3 million from Sharp of which approximately $9.4 million is attributable to the Sharp PHS/PDC Agreement and approximately $26.9 million is attributable to the Sharp NCDMA/GSM/3G Agreement.

2005 Patent License Activity

In fiscal 2005, we entered into non-exclusive, worldwide, royalty-bearing, convenience-based, patent license agreements with each of Quanta Computer Inc. and Arima Communications Corporation covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G standards.

In third quarter 2005, we entered into a worldwide, non-exclusive, non-transferable, patent license agreement with Kyocera Wireless Corporation, and its parent corporation, Kyocera Corporation (collectively, “Kyocera”). The five-year 3G patent license agreement covers the sale of terminal units compliant with cdma2000 technology and its extensions commencing July 1, 2004. Under the terms of the patent license agreement and subject to a Kyocera option to convert the license to a royalty-bearing basis, Kyocera is obligated to pay a license fee of $50 million, which covers licensed product sales up to a specified threshold dollar amount. Kyocera made an initial payment of $20 million, which we received in third quarter 2005. Subject to Kyocera’s right to exercise its option, Kyocera is obligated to pay three additional $10 million installments due no later than the third quarters of 2006, 2007, and 2008, respectively.

As part of the settlement of the patent infringement litigation between us and Lucent Technologies, Inc. (Lucent), we entered into a worldwide, royalty-bearing, convenience-based patent license agreement with Lucent. (See, “Item 3. – Legal Proceedings, Lucent”). The patent license covers the sale of infrastructure compliant with cdma2000 technology and its extensions. This license is limited to only those patents which were involved in the litigation. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years.

2006 Patent License Activity

In first quarter 2006, we entered into a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG Electronics Inc. (LG) covering the sale of (i) terminal units compliant with 2G and 2.5G TDMA-based and 3G standards, and (ii) infrastructure compliant with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95 million in first quarter 2006, and is obligated to pay us two additional installments of $95 million each, in the first quarters of 2007 and 2008, respectively. The agreement expires at the end of 2010 upon which LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license. We are recognizing revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010.

Other Patent License Activity

Under a 2001 CDMA (including 3G) patent license agreement between ITC and Panasonic Mobile Communications Co., Ltd. (formerly known as, Matsushita Communications Industrial Co, Ltd.) (Panasonic), we received $19.5 million as an advance payment on royalties. Unlike many of our other patent license agreements which are convenience based, this patent license agreement provides for royalty obligations to be paid on an ongoing basis only if the manufacture, sale, lease or use of a licensed product infringes one or more of our licensed patents. The parties have disagreed as to whether such infringement exists and, therefore, we have not yet recognized any of the $19.5 million advance payment as revenue. In an attempt to resolve the dispute, the parties have been in discussions regarding the royalty payment provisions and other provisions of that patent license agreement.

Legal Proceedings

Patent Oppositions

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, our patents are subject to uncertainties that are typical of patent enforcement generally. The validity of some of our key patents has been and continues to be challenged in patent opposition and revocation proceedings in a number of jurisdictions. While in a few cases, our patents have been invalidated or substantially narrowed, this has not impaired our patent license program because we generally license a broad portfolio of patents held worldwide, not a single patent or invention in a single jurisdiction. If a party successfully asserts that some of our patents are not valid, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe to be commercially important are not infringed, we do not believe there would be a material adverse impact on our ongoing revenues from existing patent license agreements although there could be an adverse impact on our ability to generate new royalty streams. The cost of enforcing and protecting our patent portfolio is significant. (See, “-Risk Factors, Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.”).

Patent Infringement and Declaratory Action Lawsuits

From time-to-time, if we believe that a third party is required to license our patents in order to manufacture and sell certain digital cellular products and such third party has not done so, we may institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit. In a patent infringement lawsuit, we would typically seek damages for past infringement, and an injunction against future infringement. The response from the third party can come in the form of challenges to the validity, enforceability, and/or applicability of our patents to their products. In 2005, we entered into a settlement of such a patent infringement lawsuit with Lucent involving cdma2000 products. (See, “-Item3–Legal Proceedings, Lucent”). In addition, a third party might file a Declaratory Judgment action to seek a court’s declaration that the patent holder’s patents are invalid or not infringed by the third party’s products. The response from the patent holder may include claims of infringement. In January 2005, Nokia filed in Delaware an action against us which included such a request for declaratory judgment, and which request was recently dismissed by the court. (See, “- Item3 –Legal Proceedings, Nokia Delaware Proceeding”). With either type of patent litigation, an adverse ruling could result in difficulty securing new licenses and the monetary cost can be significant. As part of a settlement of a lawsuit containing a claim against a third party for infringement, we could recover consideration for past infringement and we generally grant a license as to future sales for which we would be paid a license fee(s) and/or ongoing royalties. Court awards and settlements of patent infringement lawsuits can be substantial, but are uncertain, unpredictable and often of a non-recurring nature. If we recover amounts owed for past sales from the settlement of litigation (excluding contractual arbitration rulings) or pursuant to a litigation judgment, we recognize these amounts as other income.

Contractual Arbitration Proceedings

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our license agreements typically provide for private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Awards and settlements of arbitration proceedings can be substantial, but are uncertain, unpredictable and often of a non-recurring nature. In circumstances where we receive consideration from the resolution of a disagreement or arbitration with a licensee over the terms of an existing agreement, whether by arbitrators’ award or by settlement, we recognize the related consideration as revenue.

We are currently involved in legal proceedings with Nokia and Samsung relating to their license agreements with us. (See, “-Item 3 –Legal Proceedings”) for further discussion of proceedings relating to our patents.).

Technology and Product Development

We have designed, developed and placed into operation a variety of advanced digital wireless technologies, systems and products since our inception in the early 1970’s. Historically, our strength has been our ability to explore emerging technologies and identify needs created by the development of advanced wireless systems.

Today, we are focusing our engineering efforts principally on the development of WCDMA technologies. In addition, we are seeking to license or acquire complementary software solutions that support our efforts to offer a complete solution to equipment manufacturers. While a number of other companies are also involved in such development, we are continuing our tradition of technology leadership by focusing much of our effort on advanced features of WCDMA, in particular HSDPA and HSUPA implementations. We are also involved in the development of advanced IEEE 802 wireless technologies, in particular convergence technologies and mesh technologies, an efficient way to dynamically route data, voice, and instructions in a peer network.

We recorded expenses of $63.1 million, $51.2 million, and $45.9 million during 2005, 2004, and 2003, respectively, related to our research and development efforts. These efforts foster inventions which are the basis of many of our patents. As a result of such patents and related patent license agreements, in 2005, 2004 and 2003, we recognized $144.1 million, $103.4 million, and $113.5 million of patent licensing revenue, respectively. In addition, in 2005, 2004, and 2003, we recognized technology solutions revenues totalling $19.0 million, $0.3 million, and $1.1 million, respectively.

FDD / WCDMA Technology Product Development

We have developed various technology blocks, upgrades, and platforms compliant with the 3GPP WCDMA/FDD standards. The standard used for initial system deployment was identified as Release 99 or Release 4. Subsequent releases, identified as Release 5, Release 6, etc., add various advanced feature and functions. For example, Release 5 HSDPA is an upgrade to WCDMA included as an optional feature in the 3GPP FDD Release 5 standard that provides high speed data capabilities, theoretically up to 14 Mbps, from the network to mobile handsets. We have developed technology blocks that can upgrade an existing FDD modem to HSDPA capabilities. Our Release 5 development effort includes a complete 3G modem comprising a physical layer and protocol stack with HSDPA and non-HSDPA channels. This allows us to offer customers a complete Release 5 FDD modem solution, as well as smaller blocks that augment their existing technology. These blocks include advanced receiver technology that can support the highest rate HSDPA mode, Category 10, and can be scaled to lower categories and data rates depending on customer requirements. In first quarter 2006, we successfully demonstrated Category 10 performance with throughput in excess of 10Mbps at 3GSM World Congress in Barcelona, Spain. We have designed, tested and implemented an ASIC that incorporates HSDPA technology. This co-processor, or a customized version of it, is available to customers to provide an upgrade path for their Release 99 or Release 4 FDD modems. The co-processor can be provided as a stand-alone ASIC or as IP blocks for integration on a single die with other modem functions.

Release 6 of the FDD standard introduces HSUPA. HSUPA increases the uplink rate to a theoretical maximum of 5.8 Mbps. Release 6, which includes both HSDPA and HSUPA, is poised to support high speed data in both the uplink and downlink, reduce the latency in data transmission, and increase overall network capacity. In addition to HSUPA, Release 6 adds MBMS (Multimedia Broadcast Multicast Service) functionality which is a means to provide subscription and non-subscription based broadcast services in 3G cellular networks. Our current efforts include upgrading our Release 5 technology to Release 6, phasing the additional features into product offerings according to projected market acceptance.

Recognizing the need to continue to improve data rates, coverage and capacity, work is underway within 3GPP on further evolution of the standards. Release 7 is expected to address incremental performance improvements. In addition, a longer term initiative known as Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network) is underway. The objectives of this initiative are more ambitious, targeting peak data rates of 100 Mbps in the downlink and 50 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scaleable bandwidths from as low as 1.25 MHz to as high as 15 MHz. We are participating in Release 7 and evolved UTRA/UTRAN standards activities and have launched internal projects to develop the technology necessary for the new performance requirements.

TDD / WCDMA Technology Product Development

Our TDD technology development work developed and validated a fully standards compliant WTDD technology solution. We delivered TDD technology building blocks to Nokia for use in 3G wireless products for which they paid an aggregate amount of approximately $58.0 million, concluding the effort in 2003. A number of the TDD capabilities and inventions are applicable to the TD-SCDMA technology specification that is being developed for use in the People’s Republic of China. We will continue to monitor market developments regarding TDD.

Wireless LAN and Mobility

As part of our broader technology development activities, we are developing solutions addressing WLAN technology and mobility between WLAN and cellular networks. These projects support activities within the IEEE 802 and 3GPP network architecture working groups. These technology areas include improvements to the 802.11 PHY and MAC to increase peak data rates (i.e., 802.11n), handover among radio access technologies, mesh networks, wireless network management, and wireless network security.

FDD / WCDMA Technology Product Customers and Partners

Infineon Technologies AG

We jointly developed and continue to support an FDD / WCDMA protocol stack for use in terminal units under our 2001 cooperative development, sales and alliance agreement with Infineon Technologies AG (Infineon). This FDD / WCDMA protocol stack interfaces with existing GSM/GPRS hardware and software to provide dual-mode (2G/3G) protocol stack functionality, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. Together with Infineon, we completed the full dual-mode FDD protocol stack in 2003, and conducted a successful public demonstration of the protocol stack operating in a fully functional 3G handset in 2004. The FDD protocol stack solution is being offered to 3G mobile phone and semiconductor producers. We have supported Infineon with interoperability testing and continue to support product launch and certification with field support, software support and lab testing. In fourth quarter 2005, we extended our 3G protocol stack relationship with Infineon to include the joint development and commercialization of upgraded, standards-compliant Release 5 protocol stacks with HSDPA functionality.

Also in fourth quarter 2005, we entered into a new agreement with Infineon permitting us to independently offer a complete dual-mode GSM/GPRS/EDGE and FDD / WCDMA integrated protocol stack to the market. Under the agreement, we have licensed Infineon’s legacy GCF-certified GSM/GPRS/EDGE protocol stack, which we are now able to license to customers in combination with our evolving 3G protocol stack and baseband offering. This provides us with the ability to offer a comprehensive standards-compliant FDD / WCDMA Release 5 dual-mode protocol stack, as well as a complete 3G physical to application layer modem solution. In addition to GCF certification, the GSM/GPRS/EGDE protocol stack has 75 type approvals and has completed interoperability testing with more than 80 operators in 40 countries worldwide.

We and Infineon also have cross-licensed to each other a limited set of patents for specified purposes. We also have agreed to a framework for determining royalties applicable to other 2G and 3G products.

General Dynamics C4 Systems

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics) to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters.

The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our original agreement with Infineon, for incorporation into handheld terminals. The SLA provided for the payment of $18.5 million in exchange for delivery of, and a limited license to, our commercial technology solution for use within the U.S. government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training are also covered by this amount. A majority of our MUOS program deliverables and related payments occurred during 2005. In addition to the deliverables specifically identified in the SLA, we have agreed to provide support services for a period of three years and additional future services as requested by General Dynamics. The SLA may be terminated for convenience if the U.S. Government terminates, for convenience, that portion of the MUOS program that includes General Dynamics.

Philips Semiconductors B.V.

In August 2005, we entered into an agreement with Philips Semiconductors B.V. (Philips) to deliver our HSDPA technology solution to Philips for integration into Philips’ family of Nexperia™ cellular system chipsets. Under the agreement, we will also assist Philips with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the Philips chipset.

Future Technology Partnerships and Acquisitions

In addition to our internal research and development programs, we pursue a number of channels to investigate and develop new architectures and technologies for wireless systems. For example, national and international university relationships have provided us additional opportunities to explore new technologies and license intellectual property advancements that we sponsor.

We maintain an active corporate development program that seeks further investment opportunities in technologies that can enhance the attractiveness and profitability of our technology solutions. We have also engaged in selective acquisitions to enhance our intellectual property portfolio and/or accelerate our time-to-market. For example, in July 2003, when we acquired substantially all the assets of Windshift Holdings, Inc. (formerly known as Tantivy Communications, Inc., “Windshift”) we acquired patents, patent applications, know-how, and other assets related to cdma2000, smart antenna, wireless LAN and other wireless communications technologies.

In addition, in first quarter 2005, we acquired, selected patents, intellectual property blocks and related assets which are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems.

Repositioning Activities

In fiscal 2005, we closed our Melbourne, Florida design center. Of the thirty-three full or part-time employees at this facility, five accepted offers of continued employment elsewhere within our organization. In first quarter 2006, we terminated our lease obligations associated with this facility. We estimate that the repositioning will result in annual pre-tax cost savings of $6.0 million.

Competition

We compete in a wireless communications market which is characterized by rapid technological change, frequent product introductions, evolving industry standards and, in many products, price erosion which may become even more severe in future years as competitive pressures increase when growth rates begin to slow in the cellular industry. Further, many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. These competitors also may have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect third parties’ decisions to purchase products or license technology from us. (See, “-Risk Factors, We Face Substantial Competition From Companies With Greater Resources.”).

Both development cycles and acceptance of technologies in the marketplace can take years. Our future success will depend on (i) our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely and consistent basis (See, “-Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.”), and (ii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. Moreover, during this time frame alternative, competitive solutions often surface. Such alternative solutions may be made available to potential customers at a lower cost or a competitor may offer a more comprehensive solution. (See, “-Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed.”). Our products and services face competition from existing companies developing product and technology offerings comparable to ours for the same standardized air interface (e.g., a number of companies offer FDD protocol stack solutions). The number of competitors varies by product and technology market, but the competitive landscape can generally be characterized as consisting of a relatively small number of firms who deliver technology and products to wireless semiconductor and wireless device manufacturers. We are well positioned in this market to deliver competitive products because of our broad systems capability; the depth of our experience in developing physical layer, protocol stack and component design solutions; the depth of our technology and intellectual property portfolio; our financial strength and our ability to deliver time-to-market and cost advantages to our customers. We also face competition from the in-house development teams at the semiconductor and wireless device manufacturing companies whom we seek as customers. It is also possible that new competitors may enter the market. In particular, as a greater proportion of wireless 3G devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, 802.16), semiconductor companies that have traditionally focused on providing chipsets to these industries may enter the 3G market with baseband solutions as well.

We also face competition in the licensing of our patent portfolio. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may have difficulty in meeting the financial requirements of each patent holder. In response, certain manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis, and impose agreed aggregate 3G licensing fees or rates for essential patents among the collaborating parties. (See, “-Risk Factors, Royalty Rates Could Decrease.”).

Employees

As of December 31, 2005, we employed 315 full-time individuals consisting of approximately 218 engineering and product development personnel, 15 patent administration and licensing personnel and 82 other personnel, as well as 8 part-time employees. None of our employees are represented by a collective bargaining unit.

Executive Officers

The information regarding our executive officers is included pursuant to Part III, Item 10 of this Annual Report on Form 10-K as follows:

NAME	AGE	POSITION
William J. Merritt	47	President and Chief Executive Officer and President of InterDigital Technology Corporation

Richard J. Fagan	49	Chief Financial Officer

Bruce G. Bernstein	40	General Patent Counsel

Mark A. Lemmo	48	Senior Business Development and Product Management Officer

Brian G. Kiernan	59	Chief Strategic Standards Officer

William C. Miller	51	Senior Engineering and Programs Officer

Lawrence F. Shay	47	General Counsel and Government Affairs

William J. Merritt was promoted to Chief Executive Officer and President and appointed as a Director of the Company in May, 2005. Mr. Merritt held the position of General Patent Counsel of the Company from July 2001 to May 2005, and he has also served as President of ITC since July 2001. Mr. Merritt held the position of Executive Vice President of the Company from September 1999 to January 2004. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Executive Vice President was deleted from Mr. Merritt’s title. Prior to that, Mr. Merritt held the positions of Senior Vice President, General Counsel and Secretary since October 1998 and Vice President Legal and Assistant Secretary since January 1996.

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

Bruce G. Bernstein joined InterDigital as General Patent Counsel in June 2005. Before joining InterDigital, Mr. Bernstein served as Vice President, Head of Patents with BTG International Inc., a subsidiary of BTG plc (LSE: BGC), a multi-national, publicly held technology transfer and licensing company headquartered in the United Kingdom, from April 2002 to June 2005 and as Vice President, Legal and Patents from January 1997 to April 2002. Prior to joining BTG, Mr. Bernstein worked in private practice in Washington, DC as a registered patent attorney.

Mark A. Lemmo was named Executive Vice President, Product Management and Business Development in April 2000. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Mr. Lemmo’s title was changed to Senior Business Development and Product Management Officer. Prior to that, Mr. Lemmo held the position of Executive Vice President, Engineering and Product Operations since October 1996 and Vice President, Sales and Marketing since June 1994.

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

Lawrence F. Shay joined InterDigital as Vice President and General Counsel in November 2001 and served as Corporate Secretary from November 2001 to September 2004. The title distinctions among Vice Presidents at the executive level were eliminated and the title nomenclature of all such individuals was revised effective January 1, 2004 without a change to responsibilities. As a result, Vice President was deleted from Mr. Shay’s title. Mr. Shay has served as the executive responsible for the Company’s Government Affairs since May 2005. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly held Internet professional services corporation, from June 1999 to June 2001 and held the title of Executive Vice President as of June 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

InterDigital’s executive officers are elected to the offices set forth above to hold office until their successors are duly elected and have qualified. All of such persons are parties to agreements that provide for severance pay and continuation of designated benefits. The executives’ agreements generally provide for the payment of severance up to a maximum of one year’s salary and up to a maximum of one year’s continuation of medical and dental benefits. In addition, with respect to all of these agreements, in the event of a termination or resignation within one year following a change of control, which is generally defined as the acquisition (including by mergers or consolidations, or by the issuance by InterDigital of its securities) by one or more persons in one transaction or a series of related transactions, of more than fifty percent (50%) of the voting power represented by the outstanding stock of InterDigital, the executive would generally receive two years of salary and the immediate vesting of all restricted stock and stock options, as applicable.

Item 1A. RISK FACTORS.

We face a variety of risks that may affect our business, financial condition, operating results or any combination thereof. Although many of the risks discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks before making an investment decision with respect to our common stock. In addition to the risks and uncertainties identified elsewhere in this Form 10-K as well as other information contained herein, each of the following risk factors should be considered in evaluating our business and prospects. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could change. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and which may affect our business, financial condition or operating results, although there are other risks that could arise, or may become more significant than anticipated. The following risk factors are not listed in any order of importance or priority:

The Price of Our Common Stock Could Continue to be Volatile.

Historically, we have had large fluctuations in the price of our common stock and such fluctuations could continue. From January 1, 2003 to December 31, 2005, our common stock has traded as low as $11.65 per share and as high as $27.95 per share. Factors that may contribute to fluctuations in our stock price include general market conditions for the wireless communications industry, changes in market share of significant licensees, announcements concerning litigation, arbitration and other legal proceedings in which we are involved, announcements concerning licensing matters, and our operating results.

Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.

Our ability to collect revenue and generate cash flow from licensing is subject to a number of risks:

Results of Nokia Disputes

We are engaged in a number of disputes with Nokia. While these disputes cover a number of matters, if we are unsuccessful in some or all of these matters, the following results could occur: (i) inability to collect or delay in collecting royalties on sales of

Nokia’s 2G and/or 3G products; (ii) difficulties entering into new patent license agreements due to adverse rulings regarding our patents; (iii) adverse impact on our ability to collect royalties from the sale of Samsung’s 2G and 3G products; and (iv) significant adverse judgment or fee requirements imposed on us in those certain matters where such recovery is possible.

Results of Samsung Arbitration

We believe that our license agreements with Ericsson and Sony Ericsson establish the financial terms necessary to define the royalty obligations of Samsung on 2G GSM/TDMA and 2.5G GSM/GPRS/TDMA products under its existing patent licensing agreement with ITC. If we are unsuccessful in this matter, the following results could occur: (i) inability to collect or delay in collecting royalties on sales of Samsung’s 2G and/or 3G products; and (ii) difficulties entering into new patent license agreements due to adverse rulings regarding our patents.

Challenges to Existing License Agreements

Revenue and cash flow from existing and potential licensees may also be affected by challenges to our interpretation of provisions of license agreements. Such challenges could result in rejection or modification of license agreements and the termination, reduction, and suspension of payments.

Ability to Enter into New License Agreements

We face challenges in entering into new patent license agreements. During discussions with unlicensed companies, significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, certain of the inventions we believe will be employed in 3G products are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including defenses and arguments (i) challenging the essential nature of our patents, (ii) claiming that their products do not infringe our patents and/or that our patents are invalid, and (iii) relating to the impact on them of litigation or arbitration in which we are involved. We can not be assured that all prospective licensees will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us.

Defending and Enforcing Patent Rights

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge the validity of our patents. In some instances, certain of our patent claims have been declared invalid or substantially narrowed. We cannot assure that the validity of these patents will be maintained or that any of the key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents and/or have determined that our patents are unenforceable. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel, that in turn, could negatively affect our results of operations. Moreover, third parties could circumvent our patents not considered essential to the standards through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

Our Future Financial Condition and Operating Results Could Fluctuate Significantly.

Our financial condition and operating results have fluctuated significantly in the past and might fluctuate significantly in the future. Many of the factors causing such quarterly and/or annual fluctuations are not within our control. Our financial condition and operating results could continue to fluctuate because (i) our licensing revenues are currently dependent on sales by our licensees which are outside of our control and which could be negatively impacted by a variety of factors including global economic conditions, buying patterns of end users, competition for our licensees’ products, and any decline in the sale prices our licensees receive for their covered products; (ii) the strength of our patent portfolio could be weakened through patents being declared invalid, our claims being narrowed, changes to the standards and patent laws and regulations, and adverse court or arbitration decisions; (iii) it is difficult to predict the timing and amount of licensing revenue associated with past infringement and new licenses, and the timing, nature or amount of revenues associated with strategic partnerships; (iv) we may not be able to enter into additional or expanded strategic partnerships or license agreements, either at all or on acceptable terms; and (v) our markets are subject to increased competition from other products and technologies. In addition, our operating results also could be affected by (i) general economic and other conditions that cause a downturn in the market for the customers of our products or technologies; and (ii) increased expenses which could result from factors such as increased litigation and arbitration costs, actions designed to keep pace with technology and product market targets, and strategic investments. Further, due to the fact that our expenses are relatively fixed, variations in revenue from a small number of customers could cause our operating results to vary from quarter to quarter. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Additionally, over time, our 2G licensing revenue is expected to be impacted negatively by the decline of the 2G market coupled with the expiration of ongoing royalty obligations and revenue recognition starting in 2006. As examples, the amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC was completed in February 2006. In addition Ericsson’s and Sony Ericsson’s obligations to pay royalties under their respective 2G/2.5G patent license agreements will end on December 31, 2006.

Further, through December 31, 2005, we recognized $16.2 million of the $18.5 million relating to our deliverables under the Mobile User Objective System (MOUS) program for the U.S. military under our agreement with General Dynamics. We expect to only recognize an additional $0.3 million in 2006 related to final deliverables, and will amortize the $2 million related to maintenance services from 2006 until 2008.

Our revenue and cash flow also could be affected by: (i) the unwillingness of any licensee to satisfy all of their royalty obligations on the terms we expect or a decline in the financial condition of any licensee; and (ii) the failure of 2G/2.5G and 3G sales to meet market forecasts due to global economic conditions, political instability, competitive technologies, or otherwise.

Our Revenues Are Derived Primarily from a Small Number of Patent Licensees.

Over the past several years, a majority of our royalty revenues have been generated by a small number of licensees. For example, revenues from patent license agreements with NEC and Sharp accounted for approximately 52% and 67% of our revenues in 2005 and 2004, respectively. In the event either of these licensees fail to meet their payment and/or reporting obligations under their respective license agreements (with the exception of the NEC 2G Agreement for which all currently anticipated cash has been received), our future revenue and cash flow could be materially adversely impacted. Additionally, many of our licensees (accounting for approximately 68% of our 2005 revenues) are based in Japan, and future level of revenue and/or cash flow from these companies could be affected by general economic conditions in Japan and each company’s respective success in selling covered products in markets both inside and outside of Japan.

Royalty Rates Could Decrease.

A number of companies have made claims as to the essential nature of their patents with respect to products for the 3G market. Additionally, certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for 3G products be capped. For example, certain members of the European Telecommunications Standards Institute (ETSI) are seeking to require all members that hold essential patents to agree upon a predetermined cumulative cap for royalties on the cost of all components of the next version of the 3GPP-based radio standard commonly referred to as “Long-Term Evolution” or “LTE.” These members are also trying to eliminate the possibility of any new royalty claims pertaining to LTE equipment being lodged in the future. Both the increasing number of patent holders of 3G technology and the efforts by certain industry members and groups to reduce and/or place caps on royalty rates could cause a decrease in the royalty rates we receive for use of our patented inventions, thereby causing future revenue and cash flow to be lower than we anticipate.

Changes to Our Current Calculation of Tax Liabilities

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be both probable and reasonably estimable. We believe we have adequately accrued for tax contingencies that have met both criteria. As of December 31, 2005 and 2004, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms as well as Imposed International Patent Rules May Impact Our Patent Prosecution and Licensing Strategies.

Changes to domestic patent laws and regulations may occur in the future. Specifically, the USPTO has proposed modifications to the current U.S. patent rules such that it could change, in addition to other topics, the patent application continuation practice, which may impact patent costs and the potential scope of future patent coverage. The U.S. Congress is also reviewing select patent laws which may require us to re-evaluate and modify our patent prosecution strategies in the future. Changes to foreign patent practice have also been imposed by the European Patent Office which also may limit our ability to file divisional applications. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation and Arbitration Matters.

While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to do so. However, if we believe that a third party is required to license our patents in order to manufacture, sell, or use products, we might commence legal action against the third party if they will not enter into a license. As a result of enforcing our IPR, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In 2005, we spent nearly $28 million on patent arbitration and litigation fees and costs. In addition, litigation and arbitration proceedings require significant key employee involvement for significant periods of time which could distract such employees from other business activities.

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We invest significant engineering resources in the development of advanced wireless technology and related products. These investments may not be recoverable or not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect or we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected. For example, our ability to capitalize on our investments in WCDMA solutions depends upon market interest in such technologies. There are emerging wireless technologies, such as WiMAX, that may compete with WCDMA. If deployments of such other competing technologies obtained significant market share, the market size for WCDMA products could be reduced. All of these competing technologies also could impair multi-vendor and operator support for WCDMA, key factors in defining opportunities in the wireless market. Similarly, changes or delays in the implementation of new wireless standards could limit our opportunities in the wireless market.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.

Our market success depends, in part, on our ability to keep pace with changes in industry standards, technological developments, and varying customer requirements. Changes in industry standards and needs could adversely affect the development of, and demand for, our technology, rendering our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to these shifts we could miss a critical market window, reducing or eliminating our ability to capitalize on our technology, products, or both.

The Markets for Our Technologies and Our Products May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the evolving advanced digital wireless markets. Certain of the these markets, in particular the 3G market, may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. Additionally, the development projects that target only the emerging 3G market do not have direct bearing on the 2.5G or any other market which has developed or might develop after the 2G market, but prior to the development of the 3G market. For example, the potential exists for 3G market reduction due to the success of current or future 2.5G solutions and WLAN. In addition, there could be fewer applications for our technology and products than we expect. The development of the 3G and other advanced wireless markets also could be impacted by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile devices, rate of growth in telecommunications services that would be delivered on 3G devices, and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our longer-term business, financial condition and operating results.

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

We Rely on Relationships with Third Parties to Develop and Deploy Products.

The successful execution of our strategic plan is partially dependent on the establishment and success of relationships with equipment producers and other industry participants. With respect to FDD products for example, our plan contemplates that these third parties will permit us to have access to product capability, markets, and additional libraries of technology. We currently have one semiconductor partner, Infineon, in our FDD technology development effort. Delays or failure to enter into additional partnering relationships to facilitate other technology development efforts could impair our ability to introduce into the market, portions of our technology and resulting products, or cause us to miss critical market windows.

We Face Claims by Third Parties That We Infringe Their Intellectual Property.

A number of third parties publicly have claimed that they own patents essential to various wireless standards. Certain of our products are designed to comply with such standards. If any of our products are found to infringe the intellectual property rights of a third party, we could be required to redesign such products, take a license from such third party, and/or pay damages to the third party. If we are not able to negotiate a license and/or if we cannot economically redesign such products, we could be prohibited from marketing such products. In such case, our prospects for realizing future revenue could be adversely affected. If we are required to obtain licenses and/or pay royalties to one or more patent holders, this could have an adverse effect on the commercial implementation of our wireless products. In addition, the associated costs to defend such claims could be significant and could divert the attention of key executive management and other personnel.

Our License Agreements Contain Provisions which Could Impair Our Ability to Realize Licensing Revenues.

Certain of our licenses contain provisions that could cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of the existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions under the existing agreements could affect our cash flow and/or the timing and amount of future recurring licensing revenue.

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

We Depend on Key Senior Management, Engineering and Licensing Resources.

Competition exists for qualified individuals with expertise in licensing and with significant engineering experience in emerging technologies such as WCDMA. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

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

If Wireless Handsets Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.

Media reports and certain studies have suggested that radio frequency emissions from wireless handsets may be linked to health concerns, such as brain tumors, other malignancies and genetic damage to blood, and may interfere with electronic medical devices, such as pacemakers, telemetry and delicate medical equipment. If concerns over radio frequency emissions grow, this could discourage the use of wireless handsets and could cause a decrease in demand for the products of our licensees and customers. In addition, concerns over safety risks posed by the use of wireless handsets while driving and the effect of any resulting legislation could reduce demand for the products of our licensees and customers.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

We own one facility, subject to a mortgage, for approximately 52,000 square feet, in King of Prussia, Pennsylvania. We are also a party to a lease expiring in 2007, for approximately 56,125 square feet of space in Melville, New York. We intend to either extend this lease or obtain other comparable premises in the area if the current lease is not extended. In addition, we are also a party to a lease for approximately 11,918 square feet of space in Montreal, Canada expiring June 2011. These facilities are the principal locations for our technology development activities. We were a party to a lease which was to expire in July 2006 for approximately 20,660 square feet of space in Melbourne, Florida. In January 2006, we entered into a Lease Termination Agreement whereby the lease for the Melbourne, Florida facility was terminated in February 2006 and releasing us from any further obligations thereunder.

Item 3. LEGAL PROCEEDINGS.

Nokia

Nokia Arbitration

In July 2003, Nokia filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and ITC, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement (Nokia License Agreement) with ITC (Nokia Arbitration). The arbitration proceeding related to ITC’s claim that the patent license agreement ITC signed with Telefonakiebolaget LM Ericsson and Ericsson Inc. (collectively, Ericsson) (Ericsson Agreement) and the patent license agreement ITC signed with Sony Ericsson Mobile Communications AB (Sony Ericsson) (Sony Ericsson Agreement) in March 2003 triggered Nokia’s obligation to pay royalties on its worldwide sales of covered 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units and infrastructure commencing January 1, 2002.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Arbitral Tribunal) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce (ICC). In June 2005, the Arbitral Tribunal rendered a Final Award, holding that (i) the Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5G infrastructure in the period from January 1, 2002 through December 31, 2006; and (ii) the Sony Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5 terminal units in period from January 1, 2002 through December 31, 2006. Based on the terms of the Ericsson Agreement and the Sony Ericsson Agreement, the Arbitral Tribunal established royalty rates that are applicable to Nokia’s sales of covered 2G and 2.5 terminal units and infrastructure in that period.

In July 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a petition to confirm the Final Award. In December 2005, the presiding District Judge issued an order confirming the Final Award in its entirety. In January 2006, Nokia filed a Notice of Appeal of that order to the United States Court of Appeals for the Second Circuit (Second Circuit). On March 13, 2006, the Second Circuit ordered that the oral arguement of the appeal will be heard no earlier than the week of July 10, 2006. We intend to vigorously oppose Nokia’s efforts to appeal.

Also in December 2005, IDCC and ITC took action to utilize the dispute resolution process in accordance with the terms of their patent license agreement with Nokia and a related master agreement between the parties. This dispute resolution process involves a timetable for discussions, senior representative meetings and any future initiation of arbitration, if necessary, and seeks to address issues raised by Nokia’s failure to abide by the Final Award. IDCC and ITC are pursuing the dispute resolution process in order to accelerate the resolution of several issues including, without limitation, total amounts to be paid pursuant to the Final Award, including interest, and Nokia’s failure to submit royalty reports and refusal to permit an audit of Nokia’s books and records to determine amounts due. IDCC and ITC seek to resolve any and all unresolved issues that may impact a determination of the amount to be paid under the Final Award.

Nokia Texas and North Carolina Proceedings

In July 2003, Nokia filed in the United States District Court for the Northern District of Texas (District Court) a motion to intervene and to gain access to documents previously sealed by the District Court in the now-settled litigation between IDCC and ITC and Ericsson, Inc. (Ericsson Litigation). We filed a response opposing the request to intervene and opposing the request for access to the documents. The District Court granted Nokia’s motion to intervene in the Ericsson Litigation and provided Nokia with document access on a limited basis. Nokia subsequently filed a motion to reinstate certain orders that were vacated in the Ericsson Litigation, which motion was granted by the trial court. We appealed that ruling to the U.S. Court of Appeals for the Federal Circuit (Circuit Court). On August 2005, the Circuit Court ruled in favor of IDCC and ITC and reversed the District Court’s order, finding that the District Court had committed error in permitting Nokia to intervene. The Circuit Court reversed the District Court’s decisions which had both granted intervention and reinstated the prior vacated orders, which orders had been vacated as part of the settlement of the Ericsson Litigation.

In late 2004, Nokia sought to enforce two subpoenas issued by the Arbitral Tribunal in the above described arbitration proceeding to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. In February 2005, Nokia withdrew both enforcement actions.

Nokia UK Proceedings

In June 2004, Nokia commenced a patent revocation proceeding in the English High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard. The hearing on this matter commenced early November 2005 and after several recesses concluded at the end of January 2006, with a decision to be issued thereafter by the High Court.

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP standard. We intend to vigorously defend our position and are contesting Nokia’s claim of jurisdiction in the High Court.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm.

Samsung

In 2002, during an arbitration proceeding, Samsung Electronics Co. Ltd. (Samsung) elected, under an MFL clause its 1996 patent license agreement with ITC (Samsung Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia License agreement, including its most favored licensee (MFL) provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). This arbitration proceeding relates to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. We also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. Samsung is seeking a determination that Samsung’s obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. In the alternative, Samsung seeks to determine the amount of the appropriate royalty to be paid, which is substantially less than the amount that we believe is owed. Samsung is also seeking a determination that it has succeeded to all of Nokia’s CDMA license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position on Nokia’s CDMA rights, Samsung would be licensed to sell 3G products on the same terms as Nokia.

In January 2006, an evidentiary hearing was conducted. Absent a resolution by the parties to this dispute, the presiding ICC Arbitral Tribunal will render a decision.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 infrastructure equipment. The case was originally based on our assertions of infringement by Lucent of nine of Tantivy’s U.S. patents. The lawsuit sought damages for past infringement and an injunction against future infringement, as well as interest, costs and attorneys’ fees. Lucent responded to the lawsuit denying any infringement, and sought a declaration of non-infringement and alleged that the patents were invalid and requested attorneys’ fees and costs.

In November 2005, Tantivy and Lucent agreed to dismiss the patent infringement litigation between them and, together with IDCC, entered into a combined patent license and technology agreement. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years. Tantivy granted a patent license to Lucent under only those patents which were involved in the litigation being dismissed covering Lucent’s cdma2000 infrastructure products. In addition, IDCC and Lucent agreed to cooperate on advanced technology programs.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. Additionally, in October 2005, the Company filed a motion to reconsider the Court’s order which subsequently was denied. An arbitrator has been selected and the parties are currently in the process of preparing for arbitration. A hearing date has not been scheduled.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2005. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

Item 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sales prices of our common stock for the years 2005 and 2004, as reported by The Nasdaq Stock Market.

	High	Low
2005
First Quarter	$22.44	$15.14
Second Quarter	19.00	13.81
Third Quarter	20.15	16.68
Fourth Quarter	20.58	17.25

	High	Low
2004
First Quarter	$27.87	$15.81
Second Quarter	19.50	15.00
Third Quarter	19.46	13.89
Fourth Quarter	23.50	15.34

As of March 1, 2006, there were approximately 1,514 holders of record of our common stock.

We have not paid cash dividends on our common stock since inception. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any settlement or resolution of outstanding arbitrations or litigations, no cash dividends will be paid on our common stock and any cash otherwise available for such dividends will be reinvested in our business or used to repurchase our common stock. The payment of cash dividends will depend on our earnings, any dividend requirements on Preferred Stock if issued in the future, our capital requirements and other factors considered relevant by our Board of Directors.

We did not make any purchases of our common stock during fourth quarter 2005.

Item 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

Consolidated Statements of Operations Data:	2005	2004	2003	2002	2001
Revenues: (a)	$163,125	$103,685	$114,574	$87,895	$52,562
Income (loss) from operations	$17,087	$(6,292)	$29,541	$9,240	$(20,943)
Other Income (b)	$—	$—	$10,580	$—	$—
Income tax benefit (provision) (c)	$34,434	$4,704	$(7,269)	$(8,748)	$(3,418)
Net income (loss) applicable to common shareholders	$54,685	$89	$34,332	$2,375	$(19,421)
Net income (loss) per common share – basic	$1.01	$—	$0.62	$0.04	$(0.36)
Net income (loss) per common share – diluted	$0.96	$—	$0.58	$0.04	$(0.36)

Weighted average number of common shares outstanding – basic	54,058	55,264	55,271	52,981	53,446
Weighted average number of common shares outstanding – diluted	57,161	59,075	59,691	56,099	53,446

Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,877	$15,737	$20,877	$22,337	$17,892
Short-term investments	77,831	116,081	85,050	65,229	72,471
Working capital	125,181	106,784	112,325	111,845	87,696
Total assets	299,537	241,920	205,165	191,178	148,381
Total debt	1,922	1,884	1,970	2,159	2,342
Total shareholders’ equity	$174,314	$115,659	$97,485	$78,791	$60,274

(a)	In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(b)	In 2003, we recognized, as other income, $14 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance agreement.
(c)	Our income tax provision in 2005 included a benefit of approximately $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance.

Our income tax provision in 2004 included a benefit of approximately $17 million related to the third quarter 2004 partial reversal of our federal deferred tax asset valuation allowance. For the years 2000 through 2003, our income tax provision was comprised primarily of non-U.S. withholding taxes and Alternative Minimum Tax. The volatility in our income tax provision, prior to recognizing increases in the value of our deferred tax assets, was primarily due to changes in the level of royalty revenue subject to non-U.S. withholding tax.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the notes thereto, contained in this document. Please refer to the Glossary of Terms immediately following the Table of Contents for a listing and detailed description of the various technical, industry and other defined terms that are used in this Form 10-K.

Business

We design and develop advanced digital wireless technologies which we make available for license to semiconductor companies, handset manufacturers and other equipment producers. Our technology offerings include patented inventions, know-how and other technical data (e.g., software, designs and specifications) related to the design and operation of digital wireless products and systems. We have built our suite of offerings through independent development, joint development with other companies and selected acquisitions. We actively participate in the standard-setting process for digital wireless technologies, both cellular and non-cellular, contributing solutions that are regularly incorporated into the standards.

To date, the majority of our revenue has been derived from companies with which we have patent license agreements covering the manufacture and sale of 2G and 3G mobile terminal units and/or infrastructure products. Our goal is to derive revenue on every 3G mobile terminal unit sold. As of March 2006, we have received royalties on approximately 35-40% of all 3G mobile terminal units sold worldwide.

Royalties from companies with patent license agreements covering their sales of 2G and 3G handsets and infrastructure products generate a significant portion of our cash flow and revenues. We also generate revenues and cash flow by licensing technology solutions (e.g., HSDPA, WCDMA terminal unit protocol stack software, physical layer designs, etc.) and the provision of specialized engineering services.

Over the last three years, we have signed fourteen new or amended patent license agreements with both new and existing customers, including ten license agreements covering 3G technologies. Over the same period, quarterly recurring patent license royalties have more than doubled, from $17.0 million in first quarter 2003 to $36.2 million in fourth quarter 2005. This increase resulted from both an increase in the number of licensees and higher royalties from existing licensees, based on increased sales of covered 2G and 3G products. In 2005, 63% of our recurring patent license royalties were generated from patent license agreements that included 3G standards-compliant products. Due to anticipated growth in 3G product sales, we expect that our 2G/3G royalty mix will continue to shift to a higher percentage of 3G royalties as the decade unfolds.

New Material Patent License Agreement

On January 18, 2006, we entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based Second Generation (2G) standards (including TIA-136, GSM, GPRS, and EDGE) and all Third Generation (3G) standards (including WCDMA, TD-SCDMA and cdma2000 technology and its extensions), and infrastructure products compliant with cdma2000 technology and its extensions, up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included in the patent license agreement. Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in the first quarters of 2007 and 2008, respectively. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

Expiring 2G Patent License and Technology Solutions Revenue

The amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC Corporation of Japan (NEC) was completed in February 2006. Telefonaktiebolaget LM Ericsson and Ericsson Inc. (Ericsson) and Sony Ericsson Mobile Communications AB (Sony Ericsson) obligations to pay royalties under their respective 2G/2.5G patent license agreements will end on December 31, 2006. We will recognize revenue related to Ericsson ($1.5 million per quarter) and Sony Ericsson (based on reported sales of covered product) through December 31, 2006 and March 31, 2007, respectively. Together, these three licensees contributed approximately $34.6 million or 21% of our revenue in 2005. In addition, on December 31, 2005, we completed amortization of deferred revenue related to other 2G agreements, which collectively, contributed $3.0 million or 2% of our revenue in 2005.

Through December 31, 2005, we also recognized $16.2 million of the $18.5 million related to our deliverables under the Mobile User Objective System (MUOS) program for the U.S. military pursuant to our agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics). We expect to recognize an additional $0.3 million in 2006 related to final deliverables and will amortize the $2 million related to maintenance services under that agreement over a three year period beginning January 1, 2006.

We continue to place substantial focus on both expanding our base of patent licensees and resolving outstanding patent license arbitrations and litigations. We also continue to seek customers for our technology solutions. As a result, we concluded a number of agreements over the last twelve months that will contribute revenue that will more than offset the reductions noted above. For example, as discussed above, in first quarter 2006, we signed a 2G/3G patent license agreement with LG and in third quarter 2005 we signed a 3G patent license agreement with Kyocera Wireless Corporation, and its parent corporation, Kyocera Corporation, (collectively, “Kyocera”), which covers the sale of terminal units compliant with cdma2000 technologies and its extensions. These two agreements will contribute approximately $65 million in revenue in 2006. In addition, in 2005 we also signed 2G/3G patent license agreements with Arima Communications, Quanta Computer Inc., and Lucent Technologies Inc. (Lucent), as well as technology solutions agreements with Philips Semiconductors B.V. (Philips) and Infineon Technologies AG (Infineon) that will provide revenue contributions in 2006.

Repurchase of Common Stock

On March 8, 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. Under previous repurchase programs in 2005, 2004 and 2003, we repurchased 2 million, 1 million and 2 million shares of common stock for $34.1 million, $17.1 million and $34.7 million, respectively.

Intellectual Property Rights Enforcement

From time-to-time, if we believe that a third party is required to license our patents in order to manufacture and sell certain digital cellular products and such third party has not done so, we might institute legal action against the third party. These legal actions typically take the form of a patent infringement lawsuit. In addition, we and our licensees, in the normal course of business, might seek to resolve disagreements between the parties with respect to the rights and obligations of the parties under the applicable license agreement through arbitration or litigation.

In 2005, our patent administration and licensing costs increased $19.0 million, principally due to a $13.8 million increase in patent enforcement costs. These costs relate to an arbitration with Nokia Corporation (Nokia) that concluded in 2005, litigation with Nokia (that remains outstanding), litigation with Lucent that was settled in 2005 and preparation for an arbitration with Samsung that took place in January 2006. Enforcement costs will likely continue to be a significant expense for us.

Development

Our investments in the development of advanced digital wireless technologies and related products include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 43% and 54% of our total operating expenses. The largest portion of our cost of development has been personnel costs. As of December 31, 2005, we employed 202 engineers, 77% of whom hold advanced degrees, 30 of whom hold PhDs.

Taxes

In 2005, we determined that our current expectations to generate future taxable income indicated that it was more likely than not that we would utilize our remaining Federal deferred tax assets. Accordingly, in fourth quarter 2005, we recognized an increase in the value of our deferred tax assets of approximately $66.7 million through a reversal of the valuation allowance previously held against our Federal deferred tax assets. Of the $66.7 million benefit, $46.4 million was recognized as income in our Statement of Operations and $20.3 million was credited directly to additional paid-in capital. In addition, we increased the value of our deferred tax assets by $2.4 million as a result of a 1% change in the estimated tax rate we expect will apply when these deferred tax assets reverse in future years. Of the $2.4 million benefit, $1.4 million was recognized as income in our Statement of Operations and $1.0 million was credited directly to additional paid-in capital.

Industry Overview

Our revenue and cash flows are dependent, in large part, on our licensees’ sales of wireless products. Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to 1.7 billion at the end of 2005. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could reach 3 billion in 2009.

(1)	Source: Strategy Analytics, Inc. - January 2006.
(2)	2005 and 2006 data represents estimates of handset sales.
(3)	Includes: Analog, iDEN, TDMA, PHS, PDC, TD-SCDMA.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to over 820 million units in 2005. We believe the combination of a broad subscriber base, continued technological change, and the ever growing dependence on the Internet, e-mail and other digital media sets the stage for growth in the sales of wireless products and services through the balance of this decade. For those reasons, shipments of 3G-enabled phones (WCDMA, cdma2000, 1xEV-DO) which represented approximately 24% of the market in 2005, are predicted to increase to 49% of the market by 2009.

In addition to the advances in digital cellular technologies, the industry has made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 standard have nearly doubled every year. While relatively small compared to the cellular market (117 million IEEE 802.11 wireless ICs shipped in 2005), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless standards bodies are creating sets of standards to enable higher data rates, provide coverage over longer distances and enable roaming.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements, and are included in Item 8 of the Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, are and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recoverable. Amortization expense related to capitalized patent costs was $6.3 million, $4.4 million and $3.3 million in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, we had capitalized gross patent costs of $87.3 million and $62.5 million, respectively, which were offset by accumulated amortization of $27.8 million and $21.5 million, respectively. Our capitalized gross patent costs in 2005, 2004 and 2003 increased $8.1 million, $0 and $11.3 million, respectively, as a result of patents acquired from third parties in those years. The weighted average estimated useful life of our capitalized patent costs at December 31, 2005 and 2004 was 11.4 years and 11.2 years, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

In first quarter 2003, we accrued a $3.4 million liability related to an insurance reimbursement agreement. Our insurance carrier has demanded arbitration, claiming that our obligation under the agreement is approximately $28.0 million. At this time, it is impossible to predict the outcome of current or prospective legal proceedings with regard to this matter. Therefore, we have not adjusted our original accrual of $3.4 million. (See, “-Litigation and Legal Proceedings, Federal.”).

Revenue Recognition

In 2005, we derived 88% of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods. Such consideration may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement.

•	Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed and determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

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

In third quarter 2004, we transitioned to recognizing these per-unit royalties in the period when we receive royalty reports from licensees, rather than in the period in which our licensees’ underlying sales occur. This transition was necessary because we could no longer wait to receive royalty reports from our licensees and file our financial statements on a timely basis. Without royalty reports, our visibility into our licensees sales is very limited. We are not involved in the supply or sale of their products and industry analysts do not provide information either detailed or timely enough to give us sufficient visibility to make reasonably accurate revenue estimates for our most significant licensees. As such, it is unlikely that we could arrive at revenue estimates for our most significant licensees that would be objective and supportable.

Previously, we recognized revenue related to per-unit sales of covered products in the period the sales occurred, and when we did not receive the royalty reports prior to the issuance of our financial statements, we accrued the related royalty revenue if reasonable estimates could be made. Such estimates, which were limited to a small number of licensees and never exceeded 5% of our revenue in any period presented, were based on the historical royalty data of the licensees involved, third party forecasts of royalty related product sales in the applicable market available at the time and, if available, information provided by the licensee. When our licensees formally reported royalties for which we had previously accrued revenues based on estimates, or when they reported updates to prior royalty reports, we adjusted revenue in the period in which the final reports were received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition.” When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related for the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No 104 “Revenue Recognition,” unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to the recognition of the related revenue. In 2005, 2004 and 2003, we paid cash commissions of approximately $3.1 million, $7.5 million and $2.9 million and recognized commission expense of $4.5 million, $3.5 million, and $3.4 million, respectively, as part of patent administration and licensing expense. At December 31, 2005 and 2004 we had approximately $5.8 million and $7.2 million, respectively, of deferred commission expense included within prepaid and other current assets and other non-current assets.

Compensation Programs

We use a variety of compensation programs to both attract and retain engineers and other key employees, as well as more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (RSU) awards to non-managers and a long-term compensation program (“LTCP”), covering managers, that includes RSUs and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. The first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (“Cycle 1”). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (“Cycle 2”). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1/2 year period from July 1, 2005 through January 1, 2009, and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005.

In 2005, we recognized $6.5 million and $7.6 million of compensation expense related to the performance-based cash incentive and RSUs, respectively. In 2004, we recognized $3.0 million and $4.1 million of compensation expense related to the performance-based cash incentive and RSUs, respectively. We amortize the expense associated with RSUs using an accelerated method. At December 31, 2005, accrued compensation expenses associated with the performance-based cash incentive were based on a known 102.5% payout for Cycle 1 and an estimated 100% payout for Cycle 2.

Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based cash incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5% with a maximum payout of 225% and a zero performance-based cash incentive pay-out for performance that falls below 80% of target results. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	0%
80%	50%
100%	100%
120%	150%
150% or greater	225%

At December 31, 2005, if we had assumed that the Company’s Cycle 2 goal achievement would be either 120% or 80%, we would have recorded either $0.4 million more or less, respectively, of compensation expense in 2005. Due to the structure of the different cycles in the LTCP, we expect that 2006 expenses associated with the LTCP will be approximately one-half the level of 2005. However, the amount recorded could either increase or decrease dependent upon our future assessment of the expected attainment against pre-established performance goals.

In fourth quarter 2005, we accelerated the vesting of all stock options which were scheduled to vest on or after January 1, 2006. As a result, options to purchase approximately 0.8 million shares of our common stock, that would otherwise have vested at various times over the next six years, became fully vested. We recorded a charge of approximately $0.2 million related to the acceleration. This charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The charge would have been approximately $1.6 million if we had estimated that 100% of the options would have been forfeited had the acceleration not occurred. The acceleration eliminates a non-cash charge of approximately $7.1 million that would have been recognized under SFAS 123 (R) over the next six years. We will continue to recognize expense for our remaining equity-based incentive programs.

On January 1, 2006, we granted approximately 130,000 RSUs to non-management employees. These RSUs will vest over a three year period. Based on our current headcount, we expect to record compensation expense associated with this grant of approximately $1.5 million, $0.7 million and $0.3 million in 2006, 2007 and 2008, respectively.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be both probable and reasonably estimable. We believe we have adequately accrued for tax contingencies that have met both criteria. As of December 31, 2005 and 2004, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

We recognize deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets in accordance with SFAS No. 109 as we recognize the revenue and the related temporary differences reverse. In 2005, 2004 and 2003, we paid zero, $3.9 million and $9.5 million, respectively, of foreign source withholding tax and recognized approximately $2.1 million, $4.5 million and $7.4 million, respectively, of foreign source withholding tax expense in our income tax provision in accordance with this policy.

Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets, other than those associated with revenue, that was recognized in the computation of our foreign source withholding tax liability, but deferred for financial statement purposes. In 2004, we determined that our operating performance, coupled with our expectations to generate future taxable income, indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, $17 million was recognized as income in our Statement of Operations and $10 million was credited directly to additional paid-in capital. In 2005, we determined that our expectations to generate future taxable income indicated that it was more likely than not that we would utilize our remaining Federal deferred tax assets. Accordingly, in fourth quarter 2005, we reversed our remaining Federal deferred tax asset valuation allowance of approximately $66.7 million. Of the $66.7 million benefit, $46.4 million was recognized as income in our Statement of Operations and $20.3 million was credited directly to additional paid-in capital. In addition, at the same time, we increased the value of our deferred tax assets by $2.4 million as a result of a 1% change in the estimated tax rate we expect will apply when these deferred tax assets reverse in future years. Of the $2.4 million benefit, $1.4 million was recognized as income in our Statement of Operations and $1.0 million was credited directly to additional paid-in capital. Our assessments of the value of our federal deferred tax assets did not take into consideration all potential income sources, including potential income related to current arbitration/litigation matters with Nokia and Samsung.

We do not expect that we will reverse the remaining valuation allowance against our state deferred tax assets as we believe it is more likely than not that our state deferred tax assets will expire unutilized. We estimate that we will fully utilize our remaining federal NOL carryforwards between 2006 and 2008. Once this occurs, we will begin to pay U.S. Federal Income Tax, as well as foreign source withholding taxes, on patent license royalties and state taxes when applicable. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified.

Under Internal Revenue Code Section 382, the utilization of a corporation’s NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all federal NOL carryforwards in the computation of our gross deferred tax assets. We also excluded a portion of the federal research and experimental credits that may be available to us from the computation of gross deferred tax assets based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, the gross deferred tax assets would have been approximately $10 million greater and our income tax benefit would have increased by the same amount.

Excluding any prospective recognition of additional tax credits, we expect to provide for income taxes in 2006 at a rate equal to our combined federal and state effective rates, which would approximate 35% to 37% under current tax laws, plus an amount for deferred foreign source withholding tax expense which is dependent, in part, upon licensee royalty reports. As of December 31, 2005, we had net deferred foreign source withholding tax expense of approximately $2.2 million on our Balance Sheet.

SIGNIFICANT AGREEMENTS AND EVENTS

Technology Solution Agreements

In December 2004, we entered into an agreement with General Dynamics, to serve as a subcontractor on the MUOS program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We have also provided product training under the SLA and will provide maintenance for a period of three years, beginning January 1, 2006.

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

We are accounting for portions of these and other technology solutions agreements using the percentage-of-completion method. From the inception of these agreements through December 31, 2005, we have recognized revenue of approximately $18.9 million under the percentage-of-completion method, including $18.8 million in 2005. Our accounts receivable at December 31, 2005 and 2004 included unbilled amounts of $4.1 million and $0.1 million, respectively.

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed this facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which five full-time employees have accepted offers of continued employment elsewhere within our organization. We expect the repositioning to result in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we expect to recognize repositioning charges totaling approximately $1.6 million, comprised of severance and relocation costs of $1.1 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded approximately $1.5 million of this charge in 2005 and expect to record the majority of the remaining charges during the first six months of 2006. The 2005 charge was comprised of both severance and relocation costs ($1.0 million) and facility closing costs ($0.5 million). At December 31, 2005, our accrued liability relating to the repositioning charge was approximately $0.1 million.

2004 Repositioning

In second quarter 2004, we reduced our headcount by 25 employees and recorded a charge of approximately $0.6 million associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and completely satisfied all liabilities associated with this restructuring. We believe that our financial obligations associated with this repositioning are substantially complete and do not expect to report further costs associated with the repositioning.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for InterDigital beginning first quarter 2006. We currently expect to adopt the provisions of SFAS No. 123(R) using the modified-prospective method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

In fourth quarter 2005, we accelerated the vesting of all remaining unvested options. The acceleration eliminates a non-cash charge of approximately $7.1 million that would have been recognized under SFAS 123(R) over the next six years. We adopted this standard effective January 1, 2006. We will continue to recognize expense for our remaining equity-based incentive programs and do not believe the adoption of this standard will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets–an amendment of APB Opinion No. 29” (“SFAS No.153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. We do not believe that adoption of this standard will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the applications of SFAS No. 154 beginning January 1, 2006 if and when required.

LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Arbitration

In July 2003, Nokia filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and ITC, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement (Nokia License Agreement) with ITC (Nokia Arbitration). The arbitration proceeding related to ITC’s claim that the patent license agreement ITC signed with Telefonakiebolaget LM Ericsson and Ericsson Inc. (collectively, Ericsson) (Ericsson Agreement) and the patent license agreement ITC signed with Sony Ericsson Mobile Communications AB (Sony Ericsson) (Sony Ericsson Agreement) in March 2003 triggered Nokia’s obligation to pay royalties on its worldwide sales of covered 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units and infrastructure commencing January 1, 2002.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Arbitral Tribunal) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce (ICC). In June 2005, the Arbitral Tribunal rendered a Final Award, holding that (i) the Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5G infrastructure in the period from January 1, 2002 through December 31, 2006; and (ii) the Sony Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5 terminal units in period from January 1, 2002 through December 31, 2006. Based on the terms of the Ericsson Agreement and the Sony Ericsson Agreement, the Arbitral Tribunal established royalty rates that are applicable to Nokia’s sales of covered 2G and 2.5 terminal units and infrastructure in that period.

In July 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a petition to confirm the Final Award. In December 2005, the presiding District Judge issued an order confirming the Final Award in its entirety. In January 2006, Nokia filed a Notice of Appeal of that order to the United States Court of Appeals for the Second Circuit (Second Circuit). On March 13, 2006, the Second Circuit ordered that the oral arguement of the appeal will be heard no earlier than the week of July 10, 2006. We intend to vigorously oppose Nokia’s efforts to appeal.

Also in December 2005, IDCC and ITC took action to utilize the dispute resolution process in accordance with the terms of their patent license agreement with Nokia and a related master agreement between the parties. This dispute resolution process involves a timetable for discussions, senior representative meetings and any future initiation of arbitration, if necessary, and seeks to address issues raised by Nokia’s failure to abide by the Final Award. IDCC and ITC are pursuing the dispute resolution process in order to accelerate the resolution of several issues including, without limitation, total amounts to be paid pursuant to the Final Award, including interest, and Nokia’s failure to submit royalty reports and refusal to permit an audit of Nokia’s books and records to determine amounts due. IDCC and ITC seek to resolve any and all unresolved issues that may impact a determination of the amount to be paid under the Final Award.

Nokia Texas and North Carolina Proceedings

In July 2003, Nokia filed in the United States District Court for the Northern District of Texas (District Court) a motion to intervene and to gain access to documents previously sealed by the District Court in the now-settled litigation between IDCC and ITC and Ericsson, Inc. (Ericsson Litigation). We filed a response opposing the request to intervene and opposing the request for access to the documents. The District Court granted Nokia’s motion to intervene in the Ericsson Litigation and provided Nokia with document access on a limited basis. Nokia subsequently filed a motion to reinstate certain orders that were vacated in the Ericsson Litigation, which motion was granted by the trial court. We appealed that ruling to the U.S. Court of Appeals for the Federal Circuit (Circuit Court). On August 2005, the Circuit Court ruled in favor of IDCC and ITC and reversed the District Court’s order, finding that the District Court had committed error in permitting Nokia to intervene. The Circuit Court reversed the District Court’s decisions which had both granted intervention and reinstated the prior vacated orders, which orders had been vacated as part of the settlement of the Ericsson Litigation.

In late 2004, Nokia sought to enforce two subpoenas issued by the Arbitral Tribunal in the above described arbitration proceeding to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. In February 2005, Nokia withdrew both enforcement actions.

Nokia UK Proceedings

In June 2004, Nokia commenced a patent revocation proceeding in the English High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard. The hearing on this matter commenced early November 2005 and after several recesses concluded at the end of January 2006, with a decision to be issued thereafter by the High Court.

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP standard. We intend to vigorously defend our position and are contesting Nokia’s claim of jurisdiction in the High Court.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm.

Samsung

In 2002, during an arbitration proceeding, Samsung Electronics Co. Ltd. (Samsung) elected, under an MFL clause its 1996 patent license agreement with ITC (Samsung Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia License agreement, including its most favored licensee (MFL) provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). This arbitration proceeding relates to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. We also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. Samsung is seeking a determination that Samsung’s obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. In the alternative, Samsung seeks to determine the amount of the appropriate royalty to be paid, which is substantially less than the amount that we believe is owed. Samsung is also seeking a determination that it has succeeded to all of Nokia’s CDMA license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position on Nokia’s CDMA rights, Samsung would be licensed to sell 3G products on the same terms as Nokia.

In January 2006, an evidentiary hearing was conducted. Absent a resolution by the parties to this dispute, the presiding ICC Arbitral Tribunal will render a decision.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 infrastructure equipment. The case was originally based on our assertions of infringement by Lucent of nine of Tantivy’s U.S. patents. The lawsuit sought damages for past infringement and an injunction against future infringement, as well as interest, costs and attorneys’ fees. Lucent responded to the lawsuit denying any infringement, and sought a declaration of non-infringement and alleged that the patents were invalid and requested attorneys’ fees and costs.

In November 2005, Tantivy and Lucent agreed to dismiss the patent infringement litigation between them and, together with IDCC, entered into a combined patent license and technology agreement. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years. Tantivy granted a patent license to Lucent under only those patents which were involved in the litigation being dismissed covering Lucent’s cdma2000 infrastructure products. In addition, IDCC and Lucent agreed to cooperate on advanced technology programs.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. Additionally, in October 2005, the Company filed a motion to reconsider the Court’s order which subsequently was denied. An arbitrator has been selected and the parties are currently in the process of preparing for arbitration. A hearing date has not been scheduled.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2005. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2005 and 2004, we generated net cash from operating activities of $33.7 million and $48.2 million, respectively. The positive operating cash flow in 2005 arose principally from receipts of approximately $133.1 million related to 2G and 3G patent licensing agreements. These receipts included $35.6 million from NEC, $33.3 million from Sharp Corporation of Japan (Sharp), $27.9 from Sony Ericsson, $20.0 million from Kyocera Corporation and $16.3 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $124.9 million and changes in working capital during 2005. The positive operating cash flow in 2004 arose principally from receipts of approximately $138.3 million related to 2G and 3G patent licensing agreements. These receipts included $34.6 million from NEC, $27.0 million from SANYO Electric Co., Ltd (Sanyo), $23.0 million from Sharp, $17.5 million and $11.6 million from Ericsson and Sony Ericsson, respectively, $10.0 million from Toshiba Corporation (Toshiba) and $14.6 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $94.2 million and changes in working capital during 2004.

We receive cash payments relating to current per-unit royalties. We also receive up-front cash payments for prepaid royalties or to fulfill a patent licensee’s obligations to us under a patent license agreement for either a specified time period or for the term of the agreement. When we record the receipt or expected receipt of up-front payments, we defer recognition of the revenue associated with such payments pursuant to our revenue recognition policy as discussed in our Critical Accounting Policies. We have no material obligations associated with such deferred revenue.

Our combined short-term and long-term deferred revenue balances at December 31, 2005 was approximately $91.2 million, a decrease of $8.0 million from December 31, 2004. The decrease was mainly due to current year deferred revenue recognition of approximately $29.8 million related to the amortization of fixed fee royalty payments and approximately $35.8 million from current year per-unit exhaustion of prepaid royalties based upon royalty reports provided by our licensees offset, in part, by the receipt of approximately $57.6 million in Prepayments and Fixed Fee Amounts, primarily from new, expanded or amended patent license agreements, including $27.9 million from Sony Ericsson, $20 million from Kyocera and $9.7 million from other licensees.

Based on current license agreements, in 2006, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2005 deferred revenue balance of $91.2 million by $20.1 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances. In first quarter 2006, we recorded gross increases in deferred revenue of approximately $221 million, $190 million of which relates to payments received and due from LG, and approximately $31 million which relates to new prepayments from two other existing licensees. In first quarter 2006, we collected the first $95 million payment from LG and recorded $95 million in accounts receivable relating to LG’s second payment due in first quarter 2007. In accordance with our policy for recording long-term receivables from patent license agreements, we will defer recognition in accounts receivable of LG’s third $95 million payment, which is due in first quarter 2008, until twelve months prior to its due date.

In 2005, we generated net cash from investing activities of $8.0 million. In 2004, we used $48.2 million for these same activities. We sold $38.2 million of short-term marketable securities, net of purchases, in 2005. We purchased $31.3 million of short-term marketable securities, net of sales, in 2004. This change resulted from a higher use of cash in financing activities. Purchases of property and equipment increased to $5.4 million in 2005 from $3.7 million in 2004 due to investments in development tools and the expansion of our engineering information system network. Investment costs associated with patents increased from $13.1 million in 2004 to $17.0 million in 2005. This increase reflects higher patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions. In 2006, we expect that purchases of property and equipment in support of planned technology development initiatives will be $7 million to $9 million. We also expect that capitalized patent costs will be between $13 million to $16 million. In first quarter 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems.

Net cash used in financing activities in 2005 increased $24.4 million to $29.6 million from $5.2 million in 2004. In 2005, we repurchased two million shares of our common stock for $34.1 million compared to repurchases of one million shares of common stock in 2004 for $17.1 million. We received proceeds from option and warrant exercises of $4.9 million and $12.2 million in 2005 and 2004, respectively.

We had 6.3 million and 7.3 million stock options outstanding at December 31, 2005 and 2004, respectively, that had exercise prices less than the fair market value of our common stock at each balance sheet date. These options would have generated $63.5 million and $78.9 million of cash proceeds to us had they been fully exercised at these dates.

As of December 31, 2005, we had $105.7 million of cash, cash equivalents and short-term investments, compared to $131.8 million at December 31, 2004. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $39.9 million at December 31, 2005 from $3.3 million at December 31, 2004. This $36.6 million increase is primarily due to a $36.9 million increase in current deferred tax assets associated with the recognition of an increase in the value of these assets in fourth quarter 2005, offset, in part, by the net changes in other elements of working capital.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2005, we did not have any amounts outstanding under the Credit Agreement.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in 2006. We are capable of supporting these and other operating cash requirements, including repurchases of our common stock, for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, “—Litigation and Legal Proceedings, Federal”) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.

Contractual Obligations

With the exception of two purchase orders totaling $3.1 million for tools associated with our FDD WCDMA development programs, we did not have any significant purchase obligations outside our ordinary course of business at December 31, 2005.

The following is a summary of our consolidated debt and lease obligations at December 31, 2005 (in millions):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$1.9	$1.0	$0.5	$0.4
Operating leases	3.0	3.0	—	—

Total debt and operating lease obligations	$4.9	$4.0	$0.5	$0.4

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

2005 Compared With 2004

Revenues

	2005	2004
Per-unit royalty revenue (a)	$104.1	$73.1
Fixed-fee and amortized royalty revenue	29.8	28.5

Recurring patent licensing royalties	133.9	101.6
Past infringement and other non-recurring royalties	10.2	1.8

Total patent licensing royalties	144.1	103.4
Technology solutions revenue	19.0	0.3

Total Revenue	$163.1	$103.7

(a)	In 2004, we transitioned to recognizing revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees, rather than in the quarter in which our licensees’ underlying sales occurred. Due to this transition, revenues for 2004 included only three quarters of per-unit royalties.

In 2005, revenues increased 57%, to $163.1 million from $103.7 million in 2004. This increase resulted from growth in royalties from existing licensees at December 2004, incremental revenue from patent licensees added in 2005, growth in revenue related to technology solution agreements with General Dynamics, Philips and others, and the effect of the above-noted third quarter 2004 transition in reporting per-unit royalties.

2005 revenues included non-recurring revenue of $10.2 million related to past infringement, primarily associated with a new patent license agreement with Kyocera, compared with $1.4 million in 2004. 2004 revenues also included $0.4 million of non-recurring royalties related to the remaining deferred revenue balance of a licensee that had discontinued sales of covered products.

Technology solution revenue increased substantially in 2005 to $19.0 million from $0.3 million in 2004. This increase was primarily due to the recognition of $16.1 million of revenue associated with the majority of our deliverables under the MUOS program for the U.S. military under our agreement with General Dynamics. We expect to recognize an additional $0.3 million in 2006 related to final deliverables, and will amortize an additional $2 million related to our maintenance services under that agreement over a three year period, beginning January 1, 2006.

In 2005 and 2004, respectively, 52% and 79% of our revenues were from companies that individually accounted for 10% or more of total revenues. In 2005, those companies were NEC (30%) and Sharp (22%). In 2004, the comparable list included NEC (43%), Sharp (24%) and Sony Ericsson (12%).

Operating Expenses

Operating expenses increased 33% from $110.0 million in 2004 to $146.0 million in 2005. The $36.0 million increase was primarily due to increases in the following items (in millions):

Patent litigation and arbitration	$13.8
Long-term compensation program (LTCP)	7.0
Other personnel related costs	4.1
Executive severance & repositioning	2.1
Patent amortization	1.9
Other (a)	7.1

Total Increase in Operating Expense	$36.0

(a)	Other cost increases include tools and equipment, commissions, travel and all other costs, none of which represent more than 25% of the increase in this line item.

Patent litigation and arbitration costs increased as a result of (i) arbitration and related litigations with Nokia, (ii) litigation with Lucent that was settled in 2005, and (iii) preparation for arbitration with Samsung, the hearing for which took place in

January 2006. Costs associated with our LTCP increased due to the overlap of Cycles 1 and 2 that occurred in 2005. Other personnel costs increased primarily due to higher levels of headcount prior to a third quarter repositioning. The increase in patent amortization resulted from an acquisition of a patent portfolio in 2005 and higher levels of internal inventive activity in recent years. Other costs increased due to work on our HSDPA platform development, higher commission expense resulting from higher levels of royalty revenue, and higher travel costs associated with increased customer procurement and service requirements.

The following table summarizes the change in operating expenses by category (in millions):

	2005	2004	Increase
Sales and marketing	$7.9	$6.2	$1.7	27%
General and administrative	24.1	21.6	2.5	12
Patents administration and licensing	49.4	30.4	19.0	63
Development	63.1	51.2	11.9	23
Repositioning	1.5	0.6	0.9	150

Total Operating Expense	$146.0	$110.0	$36.0	33%

Sales and Marketing Expense: Approximately 63% of the increase in sales and marketing expense was due to personnel costs, primarily resulting from the overlap of Cycles 1 and 2 of our LTCP that occurred in 2005. The balance of the increase was mainly due to higher costs associated with increased trade show activities.

General and Administrative Expense: The increase in general and administrative expenses resulted from increased personnel costs, including $1.2 million of executive severance and a $1.6 million increase in LTCP costs resulting from overlapping cycles in 2005.

Patents Administration and Licensing Expense: Approximately $13.8 million of the overall increase in patents administration and licensing expense was due to higher patent enforcement costs related to an arbitration with Nokia that concluded in 2005, litigation with Nokia that remains outstanding, litigation with Lucent that was settled in 2005 and preparation for an arbitration with Samsung that took place in January 2006. Another $1.9 million of the increase was due to increased patent amortization resulting from the acquisition of a patent portfolio in 2005 and higher levels of internal inventive activity in recent years. In addition, commission expense increased approximately $1.0 million due to higher levels of royalty revenue. The balance of the increase was due to higher staff levels and LTCP costs resulting from overlapping cycles in 2005.

Development Expense: Approximately $6.4 million of the increase in development expenses was due to personnel costs. Approximately $4.1 million of this increase was due to LTCP costs resulting from overlapping cycles in 2005, with the balance related to higher levels of headcount prior to a third quarter 2005 repositioning. The remaining increase in development expense resulted from targeted outsourced services, tools and equipment and other costs related to work on our HSDPA platform development.

Repositioning Expense: Costs associated with the 2005 repositioning were higher than the 2004 repositioning due to both higher levels of headcount reduction and higher facility closure costs.

Interest and Investment Income, Net

Net interest and investment income of $3.2 million in 2005 increased $1.4 million or 82% from $1.7 million in 2004. The increase resulted from higher rates of return on our investments in 2005.

Income Taxes

Our income tax provision in 2005 included benefits totaling $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance (a portion of this reversal was credited directly to additional paid-in capital), which were partly offset by $7.2 million of federal income tax and alternative minimum tax, and $2.1 million of foreign source withholding tax.

Our income tax provision in 2004 included a benefit of approximately $17.1 million related to the partial reversal of our Federal deferred tax asset valuation allowance and was offset in part by approximately $7.8 million of federal income tax and alternative minimum tax and approximately $4.6 million of foreign source withholding tax.

The net income tax benefit associated with adjustments to the value of our deferred tax assets is comprised of the following components (in millions):

	2005	2004
Reversal of Federal valuation allowance	$(46.4)	$(17.1)
Change in effective tax rate applied to Federal deferred tax assets	(1.4)	—
Other adjustments to deferred tax assets	4.1	—

Total adjustments related to Federal deferred tax asset valuation	$(43.7)	$(17.1)

The $46.4 million and $17.1 million reversals of the Federal valuation allowance in 2005 and 2004, respectively, were based on expectations that we will generate sufficient future taxable income to utilize our Federal deferred tax assets. The $1.4 million change in the effective tax rate applied to Federal deferred tax assets is related to a change in the estimated tax rate we expect will apply when these deferred tax assets reverse. The remaining $4.1 million adjustment of our deferred tax assets reduces the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

2004 Compared With 2003

Revenues

	2004	2003
Per-unit royalty revenue (a)	$73.1	$69.6
Fixed-fee and amortized royalty revenue	28.5	23.3

Recurring patent licensing royalties	101.6	92.9
Past infringement and other non-recurring royalties	1.8	20.6

Total patent licensing royalties	103.4	113.5
Technology solutions revenue	0.3	1.1

Total Revenue	$103.7	$114.6

(a)	In 2004, we transitioned to recognizing revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees, rather than in the quarter in which our licensees’ underlying sales occurred. Due to this transition, revenues for 2004 included only three quarters of per-unit royalties.

Revenues in 2004 were $103.7 million compared with $114.6 million in 2003. The decrease in 2004 revenues was due to the absence of per-unit royalties in third quarter 2004 associated with the transition in reporting per-unit royalties.

Notwithstanding the effect of the transition in reporting per-unit royalties on 2004 revenues, recurring patent license royalties (which include both fixed and amortized amounts, as well as per-unit royalties reported to us) increased from $92.9 million in 2003 to $101.6 million in 2004. The $8.7 million increase in recurring patent license royalty revenue from 2003 to 2004 was primarily due to an increase in royalties from NEC, offset by the absence of reporting per-unit royalties for one quarter in 2004.

In 2004, we recorded non-recurring revenue of $1.4 million related to past infringement from a number of new licensees signed in 2004 and $0.4 million associated with the remaining deferred revenue balance of a licensee that has discontinued sales of covered products. In 2003, we recorded $20.6 million of non-recurring royalty revenue, primarily associated with Sony Ericsson’s pre-2003 handset sales.

Technology solution revenue decreased to $0.3 million in 2004 from $1.1 million in 2003. The decrease was due to the fact that 2003 included $1.0 million related to final deliverables under a technology development agreement with Nokia.

In 2004 and 2003, respectively, 79% and 83% of our revenues were from companies that individually accounted for 10% or more of total revenues. In 2004, these companies were NEC (43%), Sharp (24%) and Sony Ericsson (12%). In 2003 the comparable list included NEC (29%), Sony Ericsson (29%) and Sharp (25%).

Operating Expenses

Operating expenses increased 29% from $85.0 million in 2003 to $110.0 million in 2004. The increase in our operating expenses reflected both a commitment to investing in the development of advanced wireless technology solutions and legal costs associated with arbitration and litigation proceedings involving Nokia, Samsung and Lucent. The $25.0 million increase in operating expenses was primarily due to increases in personnel costs ($13.1 million), legal fees ($11.3 million), patent amortization ($1.1 million) and insurance premiums ($0.8 million) and was partly offset by savings in other areas. Approximately 73% and 13%, respectively, of the increase in personnel costs was due to company-wide compensation initiatives instituted in first half 2004 and the addition, in mid-2003, of a design center in Melbourne, Florida. The remaining increase in personnel costs was primarily due to severance associated with a second quarter repositioning and expanded training and development programs.

Development expenses increased 11% in 2004 to $51.2 million from $45.9 million in 2003. The increase resulted from a $6.6 million increase in personnel costs primarily associated with compensation initiatives instituted in first half 2004, offset, in part, by a decrease of $0.8 million each related to consulting fees and depreciation of fixed assets.

Sales and marketing expenses of $6.2 million in 2004 increased 26% from $4.9 million in 2003 primarily due to a $1.9 million increase in personnel costs offset, in part, by decreased consulting costs.

General and administrative expenses in 2004 increased 19% to $21.6 million from $18.2 million in 2003. Increased personnel costs accounted for 70% of this increase, with the balance due to increased public entity costs, including audit fees and insurance premiums.

Patents administration and licensing expenses increased 90% in 2004 to $30.3 million from $16.0 million in 2003. Nearly 82% of this increase was due to higher patent enforcement costs related to our respective arbitrations with Nokia and Samsung and a litigation with Lucent.

Other Income, Interest and Investment Income, Net

In 2003, we recognized $14.0 million from the settlement of litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance reimbursement agreement, as other income. The $3.4 million represents a loss contingency associated with an insurance reimbursement agreement with Federal.

Net interest and investment income of $1.7 million in 2004 remained relatively level with 2003.

Income Taxes

Our income tax provision in 2004 included a benefit of approximately $17.1 million related to the partial reversal of our Federal deferred tax asset valuation allowance and was offset in part by approximately $7.8 million of federal income tax and alternative minimum tax and approximately $4.6 million of foreign source withholding tax. Our income tax provision in 2003 consisted primarily of foreign source withholding taxes associated with patent licensing royalties, principally from Japan. The decrease in our foreign source withholding tax expense from 2003 to 2004 resulted primarily from a July 2004 tax treaty between the U.S. and Japan that eliminates the foreign source withholding tax requirements between these countries, provided certain conditions defined in the treaty are met.

Expected Trends

In first quarter 2006, we expect to report revenue of $50 million to $52 million. This revenue amount includes slightly more than $11 million related to the recently announced patent license agreement with LG (for which we are recognizing revenue associated with $285 million in total expected payments on a straight-line amortization over the approximately five-year term of the agreement) as well as increases in sales from some of our other licensees. We anticipate that first quarter 2006 operating expenses, excluding current patent arbitration or litigation costs, will be in line with those experienced in fourth quarter 2005 reflecting continued investment in our dual mode terminal unit offering. Patent arbitration and litigation expense will depend on the level of activity through the remainder of the quarter. Lastly, we expect that our book tax rate for first quarter 2006 will approximate 35% to 37%.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K), including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “anticipate,” “unlikely that,” “our strategy,” “future,” “target,” “goal,” “trend,” “seek to,” “seeking,” “will continue,” “outcome,” “assuming,” “predict,” “estimate,” “due to receive,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i)	Our ability to both expand our technology solutions revenues and create synergies between our patent licensing and technology licensing businesses.

(ii)	Our belief that:

(a) a number of our patented inventions are essential to products built to 2G and 3G cellular standards, and other standards such as WLAN and WiMAX,, and that companies making, using or selling products compliant with these standards require a license under our patents;

(b) our patent enforcement costs will likely continue to be a significant expense for us;

(c) there would not be any material adverse impact on our ongoing revenues under exiting patent license agreements, but there could be an impact on our ability to generate new royalty streams if a party successfully asserted that some of our patents are not valid, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe are commercially important are not infringed;

(d) a number of our CDMA inventions are essential to the implementation of CDMA systems in use today; and

(e) the loss of revenues or cash payments from either of our two licensees generating 2005 revenues exceeding 10% of total revenues would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

(iii)	The anticipated proliferation of converged devices.

(iv)	Factors driving the continued growth of wireless product and services sales through the end of the decade.

(v)	The types of licensing arrangements and various royalty structure models which we anticipate using under our future license agreements.

(vi)	Our goal to derive revenue on every 3G mobile terminal unit sold and our strategy for achieving this goal including:

(a) Continuing our successful program of licensing our patented technology to wireless equipment producers worldwide;

(b) Offering our intellectual property rights and technology products in a coordinated fashion;

(c) Enhancing our technology position by (i) continuing the development of leading edge wireless technologies, and (ii) acquiring legacy technologies (e.g., GSM) and other technologies and intellectual property to enhance the value of our product solutions; and

(d) Maintaining substantial involvement in key worldwide standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those standards.

(vii)	The impact of (a) a settlement, (b) a judgment in our favor, or (c) an adverse ruling in a patent litigation or arbitration proceeding with regard to our costs, future license agreements, and accounting recognition.

(viii)	Our continued:

(a) WCDMA technology development efforts including advanced features (specifically, HSDPA and HSUPA), as well as IEEE-802 wireless technologies (specifically, convergence technologies); and

(b) monitoring of TDD technology market developments.

(ix)	Our plans to:

(a) seek additional customers for our technology solutions and to seek further investment opportunities in technologies;

(b) continue to pursue discussions and negotiate license agreements with companies which we believe require a license under our patents, and to pursue legal actions if negotiations do not result in license agreements;

(c) resolve any and all issues that may impact a determination of the amount to be paid by Nokia to us under the Final Award; and

(d) vigorously defend our position in the July 2005 claim filed by Nokia in the UK Patents Court.

(x)	Pre-tax cost savings associated with our 2005 repositioning activities.

(xi)	Our competition and factors necessary for us to remain successful in light of such competition.

(xii)	Severance benefits, generally, under employment agreements with our executive management.

(xiii)	A potential material adverse effect on our consolidated financial position, results of operations or cash flows in light of any potential adverse decision or settlement in the Federal legal proceeding and our belief that an adverse resolution should not prevent us from supporting our operating requirements for the near future.

(xiv)	Our 2G/3G royalty mix will shift to a higher percentage of 3G royalties throughout this decade.

(xv)	The timing of final deliverables and associated payments, as well as the timing of payments for maintenance services under our agreement with General Dynamics.

(xvi)	Our critical accounting policies, our accounting for contingencies under the Federal legal proceeding and factors affecting our revenue recognition.

(xvii)	2006 expense levels associated with our LTCP and our expense recognition with regard to our other equity-based incentive programs.

(xviii)	The adequacy of our accrual for tax contingencies, our assessment of the valuation allowance associated with our Federal and state deferred tax assets, our future tax paying status, and our expectation that we will provide for income taxes in 2006 at a rate equal to our combined Federal and state effective rates plus an amount for foreign source withholding tax expense, as applicable.

(xix)	The anticipated reduction in revenue in 2006 and 2007 related to certain agreements, and the anticipated recognition of revenue associated with LG’s expected total payments to us of $285 million.

(xx)	First quarter 2006 revenues, operating expenses, book tax rate, and patent and arbitration expense.

(xxi)	Fiscal year 2006 (and near future), capitalized patent costs, purchases of property and equipment, operating cash requirements and our ability to repurchase our common stock.

(xxii)	Our lack of need to seek additional financing.

Consequently, forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-K, including “Item 1A - Risk Factors.” before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-K. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Equivalents and Investments

We do not use derivative financial instruments in our investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. This policy also limits our amount of credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss with respect to our investment portfolio.

The following table provides information about our cash and investment portfolio as of December 31, 2005. For investment securities, the table presents principal cash flows and related weighted average contractual interest rates by expected maturity dates. All investment securities are held as available for sale.

(in millions)
Cash and demand deposits	$22.9
Average interest rate		1.28%
Cash equivalents	$5.0
Average interest rate		4.24%
Short-term investments	$77.8
Average interest rate		4.51%
Total portfolio	$105.7
Average interest rate		3.80%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In millions)
	2006	2007	2008	2009	2010	2011 and Beyond	Total Fair Value
Debt Obligation	$0.4	$0.4	$0.2	$0.2	$0.3	$0.4	$1.9
Interest Rate	7.06%	8.01%	8.28%	8.28%	8.28%	8.28%	8.10%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

InterDigital Communications Corporation:

We have completed integrated audits of InterDigital Communications Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital Communications Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 14, 2006

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	DECEMBER 31, 2005	DECEMBER 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,877	$15,737
Short-term investments	77,831	116,081
Accounts receivable	19,534	11,612
Deferred tax assets, net	42,103	5,170
Prepaid and other current assets, net	8,370	8,017

Total current assets	175,715	156,617

PROPERTY AND EQUIPMENT, NET	10,660	10,716
PATENTS, NET	59,516	40,972
DEFERRED TAX ASSETS, NET	48,681	27,164
OTHER NON-CURRENT ASSETS	4,965	6,451

	123,822	85,303

TOTAL ASSETS	$299,537	$241,920

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$350	$212
Accounts payable	7,163	6,758
Accrued compensation and related expenses	17,040	9,264
Deferred revenue	20,055	28,075
Foreign and domestic taxes payable	160	379
Other accrued expenses	5,766	5,145

Total current liabilities	50,534	49,833

LONG-TERM DEBT	1,572	1,672
LONG-TERM DEFERRED REVENUE	71,193	71,121
OTHER LONG-TERM LIABILITIES	1,924	3,635

TOTAL LIABILITIES	125,223	126,261

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 60,537 and 59,662 issued and 54,032 and 55,156 shares outstanding	605	597
Additional paid-in capital	383,494	342,751
Accumulated deficit	(109,839)	(164,524)
Accumulated other comprehensive loss	(192)	(66)
Unearned compensation	(5,846)	(3,276)

	268,222	175,482
Treasury stock, 6,506 and 4,506 shares of common held at cost	93,908	59,823

Total shareholders’ equity	174,314	115,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$299,537	$241,920

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003
REVENUES:
Licensing and alliance	$163,125	$103,685	$114,574

OPERATING EXPENSES:
Sales and marketing	7,914	6,201	4,919
General and administrative	24,150	21,622	18,183
Patents administration and licensing	49,399	30,340	15,995
Development	63,095	51,218	45,936
Repositioning	1,480	596	—

	146,038	109,977	85,033

Income (loss) from operations	17,087	(6,292)	29,541

OTHER INCOME:
Other income, net	—	—	10,580
Interest and investment income, net	3,164	1,743	1,613

Income (loss) before income taxes	20,251	(4,549)	41,734

INCOME TAX BENEFIT (PROVISION)	34,434	4,704	(7,269)

Net income	54,685	155	34,465

PREFERRED STOCK DIVIDENDS	—	(66)	(133)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$54,685	$89	$34,332

NET INCOME PER COMMON SHARE - BASIC	$1.01	$0.00	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	54,058	55,264	55,271

NET INCOME PER COMMON SHARE - DILUTED	$0.96	$0.00	$0.58

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	57,161	59,075	59,691

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	$2.50 Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Unearned Compensation	Treasury Stock	Total Shareholders’ Equity	Total Comprehensive Income
BALANCE, DECEMBER 31, 2002	$5	$563	$285,869	$(198,945)	$210	$(838)	$(8,073)	$78,791

Net income	—	—	—	34,465	—	—	—	34,465	$34,465
Net change in unrealized loss on Short-term investments	—	—	—	—	(480)	—	—	(480)	(480)

Total Comprehensive Income									$33,985

Exercise of Common Stock options	—	19	17,490	—	—	—	—	17,509
Exercise of Common Stock warrants	—	—	19	—	—	—	—	19
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	56	(133)	—	—	—	(77)
Sale of Common Stock under Employee Stock Purchase Plan	—	2	1,716	—	—	—	—	1,718
Issuance of Restricted Common Stock	—	1	1,228	—	—	(840)	—	389
Reduction of tax benefit from exercise of stock options	—	—	(1,116)	—	—	—	—	(1,116)
Amortization of unearned compensation	—	—	—	—	—	956	—	956
Repurchase of Common Stock	—	—	—	—	—	—	(34,689)	(34,689)

BALANCE, DECEMBER 31, 2003	5	585	305,262	(164,613)	(270)	(722)	(42,762)	97,485

Net income	—	—	—	155	—	—	—	155	155
Net change in unrealized loss on Short-term investments	—	—	—	—	204	—	—	204	204

Total Comprehensive Income									$359

Exercise of Common Stock options	—	10	10,349	—	—	—	—	10,359
Exercise of Common Stock warrants	—	—	583	—	—	—	—	583
Dividend of Common Stock and cash to $2.50 Preferred shareholders	—	—	29	(66)	—	—	—	(37)
Conversion of $2.50 Preferred Stock to Common Stock and redemptions	(5)	1	(47)	—	—	—	—	(51)
Sale of Common Stock under Employee Stock Purchase Plan	—	1	1,211	—	—	—	—	1,212
Issuance of Restricted Common Stock	—	—	8,086	—	—	(7,636)	—	450
Partial reversal of Valuation Allowance	—	—	9,789	—	—	—	—	9,789
Recognition of Deferred Tax Benefit	—	—	7,489	—	—	—	—	7,489
Amortization of unearned compensation	—	—	—	—	—	5,082	—	5,082
Repurchase of Common Stock	—	—	—	—	—	—	(17,061)	(17,061)

BALANCE, DECEMBER 31, 2004	—	597	342,751	(164,524)	(66)	(3,276)	(59,823)	115,659

Net income	—	—	—	54,685	—	—	—	54,685	54,685
Net change in unrealized loss on Short-term investments	—	—	—	—	(126)	—	—	(126)	(126)

Total Comprehensive Income									$54,559

Exercise of Common Stock options	—	5	4,824	—	—	—	—	4,829
Sale of Common Stock under Employee Stock Purchase Plan	—	—	25	—	—	—	—	25
Issuance of Common Stock under Profit Sharing Plan	—	—	568	—	—	—	—	568
Issuance of Restricted Common Stock, net	—	3	11,641	—	—	(11,150)	—	494
Acceleration of option vesting	—	—	190	—	—	—	—	190
Partial reversal of Valuation Allowance	—	—	20,268	—	—	—	—	20,268
Recognition of Deferred Tax Benefit	—	—	3,227	—	—	—	—	3,227
Amortization of unearned compensation	—	—	—	—	—	8,580	—	8,580
Repurchase of Common Stock	—	—	—	—	—	—	(34,085)	(34,085)

BALANCE, DECEMBER 31, 2005	$—	$605	$383,494	$(109,839)	$(192)	$(5,846)	$(93,908)	$174,314

The accompanying notes are an integral part of these statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,685	$155	$34,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,421	9,707	9,735
Deferred revenue recognized	(65,553)	(53,601)	(61,563)
Increase in deferred revenue	57,605	66,202	57,488
Non-cash compensation	9,766	6,100	1,345
Deferred income taxes	(37,298)	(15,631)	2,291
Tax benefit from stock options	2,343	7,489	—
Non-cash repositioning charges	222	—	—
Other	(75)	41	325
(Increase) decrease in assets:
Receivables	(7,922)	26,227	15,647
Deferred charges	1,509	(4,031)	1,110
Other current assets	(409)	74	(839)
Increase (decrease) in liabilities:
Accounts payable	846	323	1,023
Accrued compensation	6,672	4,087	1,683
Other accrued expenses	(138)	1,088	(3,149)

Net cash provided by operating activities	33,674	48,230	59,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(151,453)	(199,127)	(144,445)
Sales of short-term investments	189,685	167,850	124,144
Purchases of property and equipment	(5,372)	(3,746)	(3,926)
Capitalized patent costs	(16,954)	(13,153)	(9,209)
Acquisition of patents and other assets	(8,050)	—	(10,430)
Proceeds from sale of fixed assets	169	—	—
Increase in notes receivable	—	—	(1,446)

Net cash provided (used) by investing activities	8,025	(48,176)	(45,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	4,853	12,154	19,246
Payments on long-term debt, including capital lease obligations	(327)	(199)	(189)
Repurchase of common stock	(34,085)	(17,061)	(34,689)
Dividends on preferred stock	—	(37)	(77)
Redemption of preferred stock	—	(51)	—

Net cash used by financing activities	(29,559)	(5,194)	(15,709)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,140	(5,140)	(1,460)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,737	20,877	22,337

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,877	$15,737	$20,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$183	$160	$187

Income taxes paid, including foreign withholding taxes	$755	$4,187	$9,537

Non-cash investing and financing activities
Issuance of restricted common stock	$494	$450	$389

Issuance of common stock for profit sharing	$568	$—	$—

Accrued profit sharing	$501	$568	$—

Cancellation of note receivable related to acquisition of patents and other assets	$—	$—	$1,446

Leased asset additions and related obligation	$365	$113	$—

Non-cash dividends on preferred stock	$—	$29	$56

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. BACKGROUND

InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) designs and develops advanced digital wireless technology solutions. We are developing technologies that may be utilized to extend the life of the current generation of products, may be applicable to multiple generational standards such as 2G, 2.5G and 3G cellular standards, as well as IEEE 802 wireless standards, and may have applicability across multiple air interfaces. In conjunction with our technology development, we have assembled an extensive body of technical know-how, related intangible products and a broad patent portfolio. We offer our solutions for license or sale to semiconductor companies and producers of wireless equipment and components.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2005 and 2004, all of our short-term investments were classified as available-for-sale and carried at amortized cost, which approximates market value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized losses on short-term investments were $0.2 million at December 31, 2005 and less than $0.1 million at December 31, 2004. Realized gains and losses for 2005, 2004 and 2003 were as follows (in thousands):

Year	Gains	Losses	Net
2005	$—	(82)	(82)
2004	$34	$(55)	$(21)
2003	$64	$(322)	$(258)

Cash and cash equivalents at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Money market funds and demand accounts	$26,365	$15,456
Repurchase agreements	1,512	281

	$27,877	$15,737

Our repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

Short-term investments as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
US Government agency instruments	$25,837	$66,058
Corporate bonds	51,994	50,023

	$77,831	$116,081

At December 31, 2005 and 2004, $65.4 million and $104.2 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.

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

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, is and will be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recoverable. Amortization expense related to capitalized patent costs was $6.3 million, $4.4 million and $3.3 million in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, we had capitalized gross patent costs of $87.3 million and $62.5 million, respectively, which were offset by accumulated amortization of $27.8 million and $21.5 million, respectively. Our capitalized gross patent costs in 2005, 2004 and 2003 increased $8.1 million, $0 and $11.3 million, respectively, as a result of patents acquired from third parties in those years. The weighted average estimated useful life of our capitalized patent costs at December 31, 2005 and 2004 was 11.4 years and 11.2 years, respectively.

The estimated aggregate amortization expense related to our patents balance as of December 31, 2005 is as follows (in thousands):

2006	$6,874
2007	6,292
2008	6,174
2009	6,032
2010	5,872
Thereafter	28,272

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

Revenue Recognition

In 2005, we derived 88% of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

Patent License Agreements

Upon signing a patent license agreement, we provide the licensee permission to use our patented inventions in specific applications. We have no material future obligations associated with such licenses, other than, in some instances, to provide such licensees with notification of future license agreements pursuant to most favored licensee rights. Under our patent license agreements, we typically receive one or a combination of the following forms of payment as consideration for permitting our licensees to use our patented inventions in their applications and products:

•	Consideration for Prior Sales: Consideration related to a licensee’s product sales from prior periods may result from a negotiated agreement with a licensee that utilized our patented inventions prior to signing a patent license agreement with us or from the resolution of a disagreement or arbitration with a licensee over the specific terms of an existing license agreement. In each of these cases, we record the consideration as revenue. We may also receive consideration from the settlement of patent infringement litigation where there was no prior patent license agreement. We record the consideration related to such litigation as other income.

•	Fixed Fee Royalty Payments: Up-front, non-refundable royalty payments that fulfill the licensee’s obligations to us under a patent license agreement, for a specified time period or for the term of the agreement.

•	Prepayments: Up-front, non-refundable royalty payments towards a licensee’s future obligations to us related to its expected sales of covered products in future periods. Our licensees’ obligations to pay royalties extend beyond the exhaustion of their Prepayment balance. Once a licensee exhausts its Prepayment balance, we may provide them with the opportunity to make another Prepayment toward future sales or it will be required to make Current Royalty Payments.

•	Current Royalty Payments: Royalty payments covering a licensee’s obligations to us related to its sales of covered products in the current contractual reporting period.

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed and determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

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

In third quarter 2004, we transitioned to recognizing these per-unit royalties in the period when we receive royalty reports from licensees, rather than in the period in which our licensees’ underlying sales occur. This transition was necessary because we could no longer wait to receive royalty reports from our licensees and file our financial statements on a timely basis. Without royalty reports, our visibility into our licensees sales is very limited. We are not involved in the supply or sale of their products and industry analysts do not provide information either detailed or timely enough to give us sufficient visibility to make reasonably accurate revenue estimates for our most significant licensees. As such, it is unlikely that we could arrive at revenue estimates for our most significant licensees that would be objective and supportable.

Previously, we recognized revenue related to per-unit sales of covered products in the period the sales occurred, and when we did not receive the royalty reports prior to the issuance of our financial statements, we accrued the related royalty revenue if reasonable estimates could be made. Such estimates, which were limited to a small number of licensees and never exceeded 5% of our revenue in any period presented, were based on the historical royalty data of the licensees involved, third party forecasts of royalty related product sales in the applicable market available at the time and, if available, information provided by the licensee. When our licensees formally reported royalties for which we had previously accrued revenues based on estimates, or when they reported updates to prior royalty reports, we adjusted revenue in the period in which the final reports were received. In cases where we receive objective, verifiable evidence that a licensee has discontinued sales of covered products, we recognize any remaining deferred revenue balance related to unexhausted Prepayments in the period that we receive such evidence.

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition”. When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related for the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No 104 “Revenue Recognition”, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to the recognition of the related revenue. In 2005, 2004 and 2003, we paid cash commissions of approximately $3.1 million, $7.5 million and $2.9 million and recognized commission expense of $4.5 million, $3.5 million, and $3.4 million, respectively, as part of patent administration and licensing expense. At December 31, 2005 and 2004 we had approximately $5.8 million and $7.2 million, respectively, of deferred commission expense included within prepaid and other current assets and other non-current assets.

Development

All engineering development expenditures are expensed in the period incurred.

Compensation Programs

We use a variety of compensation programs to both attract and retain engineers and other key employees, as well as more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (RSU) awards for non-managers and a long-term compensation program (“LTCP”), covering managers, that includes RSUs and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. The first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (“Cycle 1”). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (“Cycle 2”). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1/2 year period from July 1, 2005 through January 1, 2009, and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005. In 2005, we recognized $6.5 million and $7.6 million of compensation expense related to the performance-based cash incentive and RSUs, respectively. In 2004, we recognized $3.0 million and $4.1 million of compensation expense related to the performance-based cash incentive and RSUs, respectively. We amortize the expense associated with RSUs using an accelerated method.

In addition, under our performance based annual bonus plan, executive officers and other key management personnel may be paid up to 30% of their bonus in shares of restricted stock. These shares are restricted as to their transferability for a two year period but are not forfeitable. The shares have full voting power and have a right to receive dividends.

We also have a 401(k) plan wherein employees can elect to defer compensation based on federal limits. The Company matches a portion of the employee contributions and may, at its discretion make additional contributions based upon the Company’s annual performance. In 2005, 2004 and 2003 we had expense associated with additional discretionary contributions of $0.5, $0.6 and zero, respectively.

We account for stock-based employee compensation using the intrinsic value method and provide pro forma disclosures related to our stock-based compensation under the provisions of Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” Equity instruments issued to non-employees for services are accounted for at fair value and are marked to market until service is complete. We have not issued warrants or any other equity instruments to non-employees in any period presented and have not recognized any expense for outstanding warrants in any period presented.

At December 31, 2005, we had several active stock-based employee compensation plans which are described more fully in Note 11. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In fourth quarter 2005, we accelerated the vesting of all stock options which were scheduled to vest on or after January 1, 2006. As a result, options to purchase approximately 0.8 million shares of our common stock, that would otherwise have vested at various times over the next six years, have become fully vested. We recorded a charge of approximately $0.2 million related to the acceleration. No other option-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

For the Year Ended December 31,	2005	2004	2003
Net income applicable to Common
Shareholders – as reported	$54,685	$89	$34,332
Add: Stock-based employee compensation expense included in reported net income	9,766	6,100	1,345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(20,784)	(14,494)	(13,472)
Tax effect (b)	3,746	2,854	—

Net (loss) income applicable to Common Shareholders – pro forma	$47,413	$(5,451)	$22,205
Net income (loss) per share – as reported – basic	1.01	0.00	0.62
Net income (loss) per share – as reported – diluted	0.96	0.00	0.58
Net (loss) income per share – pro forma – basic	0.88	(0.10)	0.40
Net (loss) income per share – pro forma – diluted	0.83	(0.10)	0.37

(a)	In 2005, we recorded a pro-forma charge of $7.1 million associated with the acceleration of 0.8 million unvested options.
(b)	In 2004, the pro forma tax effect has been limited to tax effects directly related to additional stock-based compensation expense recognized in the period for pro forma purposes. In our interim report for third quarter 2004 we had included all tax effects associated with recognizing stock-based employee compensation expense using the fair value method. No pro forma tax effect has been recognized for periods prior to 2004 due to the limited amount of federal and state tax expense recognized in such periods.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Year Ended December 31,	2005	2004	2003
Expected option life (in years)	5.7	4.8	4.7
Risk-free interest rate	4.1%	3.5%	2.9%
Volatility	80%	86%	104%
Dividend yield	—	—	—
Weighted average fair value	$12.78	$19.59	$15.99

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending compliance dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for InterDigital beginning first quarter 2006. We currently expect to adopt the provisions of SFAS No. 123(R) using the modified-prospective method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

In fourth quarter 2005, we accelerated the vesting of all remaining unvested options. We recorded a charge of approximately $0.2 million related to the acceleration. This charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The acceleration eliminates a non-cash charge of approximately $7.1 million that would have been recognized under SFAS 123(R) over the next six years. We adopted this standard effective January 1, 2006. We will continue to recognize expense for our remaining equity-based incentive programs and do not believe the adoption of this standard will have a material impact on our financial statements.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.

Our accounts receivable are derived principally from patent license agreements and engineering services. At December 31, 2005, four customers represented 31%, 19%, 14% and 14%, respectively, of our accounts receivable balance. At December 31, 2004, two customers represented 52%, and 36%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments approximate their fair values.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 2005, we recorded an impairment to our fixed assets of approximately $0.2 million in connection with our 2005 Repositioning (Note 4). No such adjustments were recorded in 2004 or 2003.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be probable and reasonably estimable. We believe we have adequately accrued for tax contingencies that have met both the probable and reasonably estimable criteria. As of December 31, 2005 and 2004, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

We recognize deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets in accordance with FAS 109 as we recognize the revenue and the related temporary differences reverse. In 2005, 2004 and 2003, we paid approximately zero, $3.9 million and $9.5 million of foreign source withholding tax and recognized approximately $2.1 million, $4.5 million and $7.4 million, respectively, of foreign source withholding tax expense in our income tax provision in accordance with this policy.

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

For the Year Ended December 31, 2005	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$54,685	54,058	$1.01
Dilutive effect of options and warrants	—	3,103	(0.05)

Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options and warrants	$54,685	57,161	$0.96

For the Year Ended December 31, 2004	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$89	55,264	$0.00
Dilutive effect of options, warrants and convertible preferred stock	—	3,811	0.00

Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants and convertible preferred stock	$89	59,075	$0.00

For the Year Ended December 31, 2003	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$34,332	55,271	$0.62
Dilutive effect of options, warrants and convertible preferred stock	—	4,420	(0.04)

Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants and convertible preferred stock	$34,332	59,691	$0.58

For the years ended December 31, 2005, 2004 and 2003, options and warrants to purchase approximately 1.8 million, 1.7 million and 1.1 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS No.153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005. We do not believe that adoption of this standard will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of a material error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the applications of SFAS No. 154 beginning January 1, 2006 if and when required.

Change in Classification

The classification of certain prior period amounts have been changed to conform to the current year presentation.

3. GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one reportable segment. As of December 31, 2005, substantially all of our revenue was derived from a limited number of customers based outside of the United States (primarily Japan and Europe). These revenues were paid in U.S. dollars and not subject to any substantial foreign exchange transaction risk. During 2005, 2004, and 2003, revenue from our Japan-based licensees comprised 68%, 77%, and 64% of total revenues, respectively.

During 2005, 2004, and 2003, the following customers accounted for 10% or more of total revenues:

	2005	2004	2003
NEC Corporation of Japan	30%	43%	29%
Sharp Corporation of Japan	22%	24%	25%
Sony Ericsson Mobile Communications AB	(a)	12%	29%

(a)	Less than 10%

4. SIGNIFICANT AGREEMENTS AND EVENTS

LG Electronics Inc.

On January 18, 2006, we entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based Second Generation (2G) standards (including TIA-136, GSM, GPRS, and EDGE) and all Third Generation (3G) standards (including WCDMA, TD-SCDMA and cdma2000 technology and its extensions), and infrastructure products compliant with cdma2000 technology and its extensions up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included in the patent license agreement. Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in the first quarters of 2007 and 2008, respectively. We are recognizing the revenue associated with this agreement on a straight-line basis from it’s inception through December 31, 2010.

Technology Solution Agreements

        In December 2004, we entered into an agreement with General Dynamics C4 Systems (f.k.a, General Dynamics Decision Systems, Inc.) (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We have also provided product training under the SLA and will provide maintenance for a period of three years, beginning January 1, 2006.

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

We are accounting for portions of these and other technology solutions agreements using the percentage-of-completion method. From the inception of these agreements through December 31, 2005, we had recognized related revenue of approximately $18.9 million using the percentage-of-completion method, including $18.8 million in 2005. Our accounts receivable at December 31, 2005 and 2004 included unbilled amounts of $4.1 million and $0.1 million, respectively.

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed the facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which, five full-time employees have accepted offers of continued employment elsewhere within our organization. We expect the repositioning to result in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we expect to recognize repositioning charges totaling approximately $1.6 million, comprised of severance and relocation costs of $1.1 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded approximately $1.5 million of this charge in 2005 and expect to record the majority of the remaining charges during the first six months of 2006. The 2005 charge was comprised of both severance and relocation costs ($1.0 million) and facility closing costs ($0.5 million). At December 31, 2005, our accrued liability relating to the repositioning charge was approximately $0.1 million.

2004 Repositioning

In second quarter 2004, we reduced our headcount by 25 employees and recorded a charge of approximately $0.6 million associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and completely satisfied all liabilities associated with this restructuring. We believe that our financial obligations associated with this repositioning are substantially complete and do not expect to report further costs associated with the repositioning.

Acquisition of Patents and Other Assets

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

In connection with the acquisition, we opened an engineering design center in Melbourne, Florida and hired 10 individuals that were formerly employed by Windshift. Beginning July 31, 2003, we included the results of the Melbourne design center, amortization of the acquired patents, and depreciation of the acquired fixed assets in our results of operations. As discussed above under “2005 Repositioning” we closed this facility in fourth quarter 2005.

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

2003
Pro forma revenue	$114,574
Pro forma net income	$31,651
Diluted net income per share, as reported	$0.58
Diluted net income per share, pro forma	$0.56

5. PROPERTY AND EQUIPMENT

	December 31,
	2005	2004
	(In thousands)
Land	$695	$695
Building and improvements	6,075	5,996
Machinery and equipment	13,454	11,754
Computer equipment	15,652	14,287
Computer software	15,286	13,937
Furniture and fixtures	4,110	4,020
Leasehold improvements	2,376	2,312

	57,648	53,001
Less: Accumulated depreciation	(46,988)	(42,285)

	$10,660	$10,716

Depreciation expense was $5.1 million, $5.3 million, and $6.4 million in 2005, 2004 and 2003, respectively. Depreciation expense included depreciation of computer software costs of $1.5 million, $2.0 million and $2.7 million in 2005, 2004 and 2003, respectively. Accumulated depreciation related to computer software costs was $13.1 million and $11.8 million at December 31, 2005 and 2004, respectively.

6. OBLIGATIONS

	December 31,
	2005	2004
	(In thousands)
Credit facility	—	—
Mortgage debt	$1,601	$1,777
Capital leases	321	107

Total long-term debt obligations	1,922	1,884
Less: Current portion	(350)	(212)

	$1,572	$1,672

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2005, we did not have any amounts outstanding under the Credit Agreement.

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Capital lease obligations are payable in monthly installments at an average rate of 5.68%, through 2007. The net book value of equipment under capitalized lease obligations was $0.3 million at December 31, 2005 and $0.1 million at December 31, 2004.

Maturities of principal of the long-term debt obligations as of December 31, 2005 are as follows (in thousands):

2006	$350
2007	369
2008	225
2009	245
2010	266
Thereafter	467

$1,922

7. COMMITMENTS

Leases

We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.1 million, $2.7 million, and $2.6 million in 2005, 2004 and 2003, respectively. Minimum future rental payments for operating leases as of December 31, 2005 are as follows (in thousands):

2006	$2,658
2007	314
2008	—
2009	—
2010	—
Thereafter	—

8. LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Arbitration

In July 2003, Nokia Corporation (Nokia) filed a Request for Arbitration against InterDigital Communications Corporation (IDCC) and ITC, regarding Nokia’s royalty payment obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products under the existing patent license agreement (Nokia License Agreement) with ITC (Nokia Arbitration). The arbitration proceeding related to ITC’s claim that the patent license agreement ITC signed with Telefonakiebolaget LM Ericsson and Ericsson Inc. (collectively, Ericsson) (Ericsson Agreement) and the patent license agreement ITC signed with Sony Ericsson Mobile Communications AB (Sony Ericsson) (Sony Ericsson Agreement) in March 2003 triggered Nokia’s obligation to pay royalties on its worldwide sales of covered 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units and infrastructure commencing January 1, 2002.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Arbitral Tribunal) operating under the auspices of the International Court of Arbitration of the International Chamber of Commerce (ICC). In June 2005, the Arbitral Tribunal rendered a Final Award, holding that (i) the Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5G infrastructure in the period from January 1, 2002 through December 31, 2006; and (ii) the Sony Ericsson Agreement triggered Nokia’s obligation to pay royalties to us for sales of covered 2G and 2.5 terminal units in period from January 1, 2002 through December 31, 2006. Based on the terms of the Ericsson Agreement and the Sony Ericsson Agreement, the Arbitral Tribunal established royalty rates that are applicable to Nokia’s sales of covered 2G and 2.5 terminal units and infrastructure in that period.

In July 2005, IDCC and ITC filed in the United States District Court for the Southern District of New York a petition to confirm the Final Award. In December 2005, the presiding District Judge issued an order confirming the Final Award in its entirety. In January 2006, Nokia filed a Notice of Appeal of that order to the United States Court of Appeals for the Second Circuit (Second Circuit). On March 13, 2006, the Second Circuit ordered that the oral arguement of the appeal will be heard no earlier than the week of July 10, 2006. We intend to vigorously oppose Nokia’s efforts to appeal.

Also in December 2005, IDCC and ITC took action to utilize the dispute resolution process in accordance with the terms of their patent license agreement with Nokia and a related master agreement between the parties. This dispute resolution process involves a timetable for discussions, senior representative meetings and any future initiation of arbitration, if necessary, and seeks to address issues raised by Nokia’s failure to abide by the Final Award. IDCC and ITC are pursuing the dispute resolution process in order to accelerate the resolution of several issues including, without limitation, total amounts to be paid pursuant to the Final Award, including interest, and Nokia’s failure to submit royalty reports and refusal to permit an audit of Nokia’s books and records to determine amounts due. IDCC and ITC seek to resolve any and all unresolved issues that may impact a determination of the amount to be paid under the Final Award.

Nokia Texas and North Carolina Proceedings

In July 2003, Nokia filed in the United States District Court for the Northern District of Texas (District Court) a motion to intervene and to gain access to documents previously sealed by the District Court in the now-settled litigation between IDCC and ITC and Ericsson, Inc. (Ericsson Litigation). We filed a response opposing the request to intervene and opposing the request for access to the documents. The District Court granted Nokia’s motion to intervene in the Ericsson Litigation and provided Nokia with document access on a limited basis. Nokia subsequently filed a motion to reinstate certain orders that were vacated in the Ericsson Litigation, which motion was granted by the trial court. We appealed that ruling to the U.S. Court of Appeals for the Federal Circuit (Circuit Court). On August 2005, the Circuit Court ruled in favor of IDCC and ITC and reversed the District Court’s order, finding that the District Court had committed error in permitting Nokia to intervene. The Circuit Court reversed the District Court’s decisions which had both granted intervention and reinstated the prior vacated orders, which orders had been vacated as part of the settlement of the Ericsson Litigation.

In late 2004, Nokia sought to enforce two subpoenas issued by the Arbitral Tribunal in the above described arbitration proceeding to Ericsson and Sony Ericsson seeking certain documents. Those enforcement actions were commenced in the Federal District Court for the Northern District of Texas and the Federal District Court for the Eastern District of North Carolina. In February 2005, Nokia withdrew both enforcement actions.

Nokia UK Proceedings

In June 2004, Nokia commenced a patent revocation proceeding in the English High Court of Justice, Chancery Division, Patents Court, seeking to have three of ITC’s UK patents declared invalid (UK Revocation Proceeding). Nokia also seeks a Declaration that manufacture and sale of GSM mobiles and infrastructure equipment compliant with the ETSI GSM Standard (Release 4) without license from ITC does not require infringement of the 3 UK patents, so that none of the patents are essential IPR for that standard. The hearing on this matter commenced early November 2005 and after several recesses concluded at the end of January 2006, with a decision to be issued thereafter by the High Court.

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP standard. We intend to vigorously defend our position and are contesting Nokia’s claim of jurisdiction in the High Court.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm.

Samsung

In 2002, during an arbitration proceeding, Samsung Electronics Co. Ltd. (Samsung) elected, under an MFL clause its 1996 patent license agreement with ITC (Samsung Agreement), to have Samsung’s royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia License agreement, including its most favored licensee (MFL) provision. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). This arbitration proceeding relates to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. We also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. Samsung is seeking a determination that Samsung’s obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. In the alternative, Samsung seeks to determine the amount of the appropriate royalty to be paid, which is substantially less than the amount that we believe is owed. Samsung is also seeking a determination that it has succeeded to all of Nokia’s CDMA license rights, including its 3G license. If the arbitration panel were to agree with Samsung’s position on Nokia’s CDMA rights, Samsung would be licensed to sell 3G products on the same terms as Nokia.

In January 2006, an evidentiary hearing was conducted. Absent a resolution by the parties to this dispute, the presiding ICC Arbitral Tribunal will render a decision.

Lucent

In March 2004, Tantivy Communications, Inc., one of our wholly-owned subsidiaries, filed a lawsuit in the United States District Court for the Eastern District of Texas against Lucent Technologies, Inc. (Lucent), a leading manufacturer of cdma2000 infrastructure equipment. The case was originally based on our assertions of infringement by Lucent of nine of Tantivy’s U.S. patents. The lawsuit sought damages for past infringement and an injunction against future infringement, as well as interest, costs and attorneys’ fees. Lucent responded to the lawsuit denying any infringement, and sought a declaration of non-infringement and alleged that the patents were invalid and requested attorneys’ fees and costs.

In November 2005, Tantivy and Lucent agreed to dismiss the patent infringement litigation between them and, together with IDCC, entered into a combined patent license and technology agreement. Under the terms of the agreement, Lucent is obligated to pay approximately $14 million over a period of approximately 5 years. Tantivy granted a patent license to Lucent under only those patents which were involved in the litigation being dismissed covering Lucent’s cdma2000 infrastructure products. In addition, IDCC and Lucent agreed to cooperate on advanced technology programs.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. Additionally, in October 2005, the Company filed a motion to reconsider the Court’s order which subsequently was denied. An arbitrator has been selected and the parties are currently in the process of preparing for arbitration. A hearing date has not been scheduled.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2005. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

9. RELATED PARTY TRANSACTIONS

In 2005, 2004 and 2003, we engaged a consulting firm and paid less than $0.1 million, $0.1 million and $0.7 million, respectively, for their services. One of our outside directors is Chairman of the Advisory Board to the consulting firm. Our board member did not receive any direct compensation or commissions related to the engagement.

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

Prior to the above-noted redemption, the holders of the Preferred Stock were entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or common stock at our election (subject to a cash election right of the holder), if legally available. Such dividends were payable semi-annually on June 1 and December 1. The Preferred Stock was convertible into common stock at any time prior to redemption at a conversion rate of 2.08 shares of common stock for each share of preferred. In 2004 and 2003, we declared and paid dividends on the Preferred Stock of $66,000 and $133,000, respectively. These dividends were paid with both cash of $37,000 and $77,000 and shares of our common stock of 1,759 and 2,593 in 2004 and 2003, respectively.

11. COMMON STOCK COMPENSATION PLANS

Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 7.4 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of the fair market value of the common stock at the date of grant.

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2002 Plan, the option price cannot be less than 100% of the fair market value of the common stock at the date of grant. In addition, unless otherwise modified, no awards may be granted under the 2002 Plan after the first quarter 2012.

Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price
		Number	Price Range
BALANCE AT DECEMBER 31, 2002	1,878	10,462	$0.01-39.00	$11.86
Granted	(999)	999	$13.20-25.85	$19.05
Canceled	151	(151)	$6.50-39.00	$19.34
Exercised	—	(1,952)	$0.01-19.10	$8.97

BALANCE AT DECEMBER 31, 2003	1,030	9,358	$0.01-39.00	$13.11
Granted	(390)	390	$15.63-27.26	$22.75
Canceled	245	(245)	$6.31-39.00	$21.42
Exercised	—	(1,030)	$3.00-23.39	$10.02

BALANCE AT DECEMBER 31, 2004	885	8,473	$0.01-39.00	$13.70
Granted	(108)	108	$15.24-20.72	$17.62
Canceled	136	(136)	$9.60-39.00	$19.78
Exercised	—	(519)	$4.94-19.77	$9.30

BALANCE AT DECEMBER 31, 2005	913	7,926	$0.01-39.00	$13.93

The following table summarizes information regarding the stock options outstanding at December 31, 2005 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.25	424	4.17	$4.73	424	$4.73
$ 5.38 - 5.44	851	1.84	5.43	851	5.43
$ 5.50 - 8.90	858	6.93	7.03	858	7.03
$ 8.97 - 9.52	83	6.55	9.24	83	9.24
$ 9.60 - 9.60	949	5.97	9.60	949	9.60
$ 9.63 - 11.63	990	10.15	10.70	990	10.70
$ 11.64 - 13.19	922	5.54	12.46	922	12.46
$ 13.20 - 17.00	808	6.55	15.43	808	15.43
$ 17.08 - 20.19	802	6.96	18.54	802	18.54
$ 20.38 - 39.00	1,239	5.40	31.05	1,239	31.05

$ 0.01 - 39.00	7,926	6.08	$13.93	7,926	$13.93

*	We currently have approximately 250,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $9.63 and $11.63.

Common Stock Warrants

As of December 31, 2005 and 2004, we had warrants outstanding to purchase 80,000 shares of common stock at an exercise price and weighted average exercise price of $7.63 per share. These warrants are exercisable and will expire in 2006. The exercise price and number of shares of common stock to be obtained upon exercise of these warrants are subject to adjustment under conditions specified in the warrant certificate.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2005 and 2004, we had issued 1,999,460 and 1,447,826 shares, respectively, of restricted stock and restricted stock units under the 1999 Plan. The related compensation expense has been, and will continue to be, amortized over vesting periods that are generally from 1 to 5 years. The balance of unearned compensation at December 31, 2005 and 2004 was $5.8 million and $3.3 million, respectively.

At December 31, 2005 and 2004, we had 6,250,622 and 7,305,142 options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $63.5 million and $78.9 million of cash proceeds to the Company if they were fully exercised.

12. SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors (Board) declared a distribution under our Shareholder Rights Plan (Rights Plan) of one Right (as described below) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, any new common shares issued after January 3, 1997 will receive one Right for each common share. The Rights Plan was amended in a number of respects with the latest amendments in March 2000. As amended, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at a purchase price of $250 per 1/1000th of a share, subject to adjustment. Ordinarily, the Rights will not be exercisable until (i) 10 business days after the earlier of any of the following events (A) a person, entity or group other than certain categories of shareholders exempted under the Rights Plan (collectively, a Person), acquires beneficial ownership of 10% or more of the Company’s outstanding common shares, or (B) a Person publicly commences a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announces an intention to acquire control over the Company and proposes in a proxy or consent solicitation to elect such a number of directors, who if elected, would outnumber the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company enters into a merger or other business combination with an Acquiring Person (as such term is defined in the Rights Plan) and the Company is the surviving entity, each holder of a Right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in such a merger or other business combination, each holder of a Right will have the right to receive stock of the acquiring entity having a value equal to twice the exercise price of the Right. The Company reserves the right to redeem the Rights by majority action of its Independent Directors at any time prior to the date such Rights become exercisable. The Rights Plan, as currently in place, will expire on December 31, 2006 absent some extension, modification or replacement of the Rights Plan by the Board prior to such date.

13. TAXES

Our income tax (benefit) provision consists of the following components for 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$2,343	$7,490	$(755)
State	—	—	—
Alternative Minimum Tax (AMT)	350	391	(793)
Foreign Income Tax	170	20	—
Foreign source withholding tax	—	1,309	3,170

	2,863	9,210	1,622

Deferred
Federal	6,938	(18,090)	3,418
State	—	—	(410)
Foreign source withholding tax	2,136	3,150	4,213
Reversal of valuation allowance	(46,371)	(17,064)	—
Increase/(decrease) in valuation allowance - federal	—	18,090	(1,574)

	(37,297)	(13,914)	5,647

Total	$(34,434)	$(4,704)	$7,269

The deferred tax assets and liabilities are comprised of the following components at December 31, 2005 and 2004 (in thousands):

	2005
	Federal	State	Foreign	Total
Net operating losses	$29,827	$13,499	—	$43,326
Deferred revenue, net	35,603	7,007	3,346	45,956
R&E credits	9,296	—	—	9,296
Stock compensation	4,551	896	—	5,447
Patent amortization	3,213	632	—	3,845
Depreciation	1,348	265	—	1,613
AMT credit carryforward	1,603	—	—	1,603
Other accrued liabilities	1,211	238	—	1,449
Other employee benefits	786	155	—	941

	87,438	22,692	3,346	113,476
Less: valuation allowance	—	(22,692)	—	(22,692)

Net deferred tax asset	$87,438	$—	$3,346	$90,784

	2004
	Federal	State	Foreign	Total
Net operating losses	$37,990	$10,933	—	$48,923
Deferred revenue, net	35,168	6,912	5,481	47,561
R&E credits	10,576	—	—	10,576
Stock compensation	826	162	—	988
Patent amortization	2,487	489	—	2,976
Depreciation	902	177	—	1,079
AMT credit carryforward	1,299	—	—	1,299
Other employee benefits	3,027	595	—	3,622
Other	1,235	243	—	1,478

	93,510	19,511	5,481	118,502
Less: valuation allowance	(66,657)	(19,511)	—	(86,168)

Net deferred tax asset	$26,853	$—	$5,481	$32,334

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Tax at U.S. statutory rate	$7,088	$(1,547)	$14,190
Foreign withholding tax, with no U.S. foreign tax credit	1,388	2,943	4,861
State tax provision	—	—	(410)
Change in federal and state valuation allowance	—	11,770	(9,814)
Adjustment to tax credits	626	—	(793)
Other	173	(806)	(765)

Tax provision before adjustments related to federal deferred tax asset valuation	9,275	12,360	7,269

Reversal of federal valuation allowance	(46,371)	(17,064)	—
Change in effective rate applied to federal deferred tax assets	(1,438)	—	—
Other adjustments to deferred tax assets	4,100	—	—

Total adjustments related to federal deferred tax asset valuation	(43,709)	(17,064)	—

Total tax (benefit) provision	$(34,434)	$(4,704)	$7,269

Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not that we will be unable to utilize the asset to offset future taxes. At December 31, 2003, we provided a full valuation allowance on all deferred tax assets other than those associated with revenue that was recognized in the computation of our foreign source withholding tax liability, but deferred for financial statement purposes. In 2004, we determined that our operating performance, coupled with our expectations to generate future taxable income, indicated that it was more likely than not that we would utilize a portion of our deferred tax assets. Accordingly, in third quarter 2004, we recognized an increase in the value of our deferred tax assets of approximately $27 million through a partial reversal of the valuation allowance. Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in capital. In 2005, we determined that our expectations to generate future taxable income indicated that it was more likely than not that we would utilize our remaining Federal deferred tax assets. Accordingly, in fourth quarter 2005, we reversed our remaining Federal deferred tax asset valuation allowance of approximately $66.7 million. Of the $66.7 million benefit, approximately $46.4 million was recognized as income in our Statement of Operations and approximately $20.3 million was credited directly to additional paid-in capital. In addition, at the same time, we increased the value of our deferred tax assets by $2.4 million as a result of a 1% change in the estimated tax rate we expect will apply when these deferred tax assets reverse in future years. Of the $2.4 million benefit, approximately $1.4 million was recognized as income in our Statement of Operations and approximately $1.0 million was credited directly to additional paid-in capital. These tax benefits are partly offset by a $4.1 million adjustment to reduce the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

We estimate that we will fully utilize our remaining federal NOL carryforwards between 2006 and 2008. Once this occurs, we will begin to pay U.S. Federal Income Tax as well as foreign source withholding taxes on patent license royalties and state taxes when applicable. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified.

In 2005, we completed a study of our state net operating losses. As a result of that study, we adjusted our gross deferred tax asset associated with state net operating losses by approximately $13.5 million. However, we believe it is more likely than not that our state deferred tax assets will not be utilized and we have therefore maintained a full valuation allowance against our state deferred tax assets.

Excluding any prospective recognition of additional tax credits, we expect to provide for income taxes in 2006 at a rate equal to our combined federal and state effective rates, which would approximate 35% to 37% under current tax laws, plus an amount for deferred foreign source withholding tax expense which is dependent, in part, upon licensee royalty reports. As of December 31, 2005, we had net deferred foreign source withholding tax expense of approximately $2.2 million on our Balance Sheet.

Under Internal Revenue Code Section 382, the utilization of a corporation’s NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value on the date of ownership by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all federal NOL carryforwards in the computation of our gross deferred tax assets. We also excluded a portion of the federal research and experimental credits that may be available to us from the computation of gross deferred tax assets based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, the gross deferred tax assets would have been approximately $10 million greater and our income tax benefit would have increased by the same amount.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $14 million of our NOL carryforwards were limited as of December 31, 2005. If we experience an additional more-than-50% cumulative ownership change, the full amount of the NOL carryforward may become subject to annual limitation under Section 382. There can be no assurance that we will realize the benefit of any NOL carryforward.

14. REPURCHASE OF COMMON STOCK

On March 8, 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. Under previous repurchase programs in 2005, 2004 and 2003, we repurchased 2 million, 1 million and 2 million shares of common stock for $34.1 million, $17.1 million and $34.7 million, respectively.

15. SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2005 and 2004:

Selected Quarterly Results (in thousands, except per share amounts, unaudited)	First	Second	Third	Fourth
2005:
Revenues	$35,497	$38,601	$48,538	$40,489
Net income (loss) applicable to common shareholders (a)	$(882)	$4,011	$6,526	$45,030
Net income (loss) per common share – basic	$(0.02)	$0.07	$0.12	$0.83
Net income (loss) per common share – diluted	$(0.02)	$0.07	$0.11	$0.80

2004:
Revenues (b)	$33,016	$29,379	$7,358	$33,932
Net income (loss) applicable to common shareholders (c)	$5,800	$856	$(6,403)	$(164)
Net income (loss) per common share – basic	$0.11	$0.02	$(0.12)	$—
Net income (loss) per common share – diluted	$0.10	$0.01	$(0.12)	$—

(a)	Our income tax provision in fourth quarter 2005 included a benefit of approximately $43.7 million, primarily related to the reversal of our Federal deferred tax asset valuation allowance.
(b)	In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(c)	Our income tax provision in third quarter 2004 included a benefit of approximately $17 million related to the partial reversal of our Federal deferred tax asset valuation allowance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTERDIGITAL.

Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2009 Annual Meeting of Shareholders” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2005, and which shall be forwarded to shareholders prior to the 2006 Annual Meeting of Shareholders (Proxy Statement).

Our Code of Business Conduct and Ethics is applicable to all employees of the Company including the Chief Executive Officer, Chief Financial Officer, and the Board of Directors (Code). In addition, each of our consultants agrees to abide by its terms. A copy of the Code is available free of charge on our Internet website at www.interdigital.com. We intend to disclose any amendment to the Code or waiver from a provision of the Code made to our Chief Executive Officer, Chief Financial Officer or Controller on our website. Information concerning the Company’s Audit Committee and the Company’s Audit Committee financial expert is incorporated herein by reference to the Proxy Statement following the caption “Audit Committee Report” to, but not including, “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.” In addition, information set forth in the two paragraphs immediately following the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated by reference herein. Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

Information concerning executive compensation required by this item is incorporated by reference to the Proxy Statement following the caption “Executive Compensation” to, but not including, “Shareholder Return Performance Graph” and information in the section “Compensation Committee Interlocks and Insider Participation.” Information concerning director compensation is incorporated by reference to the Proxy Statement in the section “Compensation of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Security Ownership of Certain Beneficial Owners” to and including all information in the section “Equity Compensation Plan Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Independent Registered Public Accounting Firm’s Fees.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The information required by this Item begins on Page 48.

(2)	Financial Statement Schedules.

INTERDIGITAL COMMUNICATION CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Period	Increase (Decrease)	Reversal of Valuation Allowance		Balance, End of Period
2005 Valuation Allowance for Deferred Tax Assets	$86,168	3,181	$(66,657	)(a)	$22,692
2004 Valuation Allowance for Deferred Tax Assets	92,550	20,471	(26,853	)(b)	86,168
2003 Valuation Allowance for Deferred Tax Assets	94,124	(1,574)	—		92,550

(a)	Of the $66.7 million benefit, approximately $46.4 million was recognized as income in our Statement of Operations and approximately $20.3 million was credited directly to additional paid-in capital.

(b)	Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in capital.

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

	*3.1	Restated Articles of Incorporation (Exhibit 3.1 to Amendment No. 1 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

	*3.2	By-laws, as amended September 30, 2004 (Exhibit 3.3 to InterDigital’s Current Report on Form 8-K dated October 5, 2004).

	*3.3	By-laws, as amended June 1, 2005 (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 Form 10-Q”)).

	*4.1	Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (“AST”) (Exhibit 4 to InterDigital’s Current Report on Form 8-K filed on January 2, 1997).

	*4.2	Amendment No. 1 to the Rights Agreement between InterDigital and AST (Exhibit 4.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the “June 1997 Form 10-Q”)).

	*4.3	Amendment No. 2 to the Rights Agreement between InterDigital and AST (Exhibit 4.3 to the June 1997 Form 10-Q).

	*4.4	Amendment No. 3 to the Rights Agreement between InterDigital and AST (Exhibit 4.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

	*10.1	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

	*10.2	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992 (the “February 1992 Form 8-K”)).

	*10.3	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to the February 1992 Form 8-K).

	†*10.4	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

	†*10.5	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 Form 10-Q”)).

	†*10.6	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to the 2001 Form 10-K).

	†*10.7	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

	†*10.8	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to the June 2000 Form 10-Q).

(b)	Exhibit Number	Exhibit Description
	†*10.9	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

	†*10.10	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to the June 2000 Form 10-Q).

	†*10.11	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to the 2001 Form 10-K).

	†*10.12	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997 (the “1997 Form 10-K”)).

	†*10.13	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to the 1999 Form 10-K).

	†*10.14	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to the June 2000 Form 10-Q).

	†*10.15	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to the 2001 Form 10-K).

	†*10.16	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

	†*10.17	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to the June 2000 Form 10-Q).

	†*10.18	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to the June 2000 Form 10-Q).

	†*10.19	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to the 2001 Form 10-K).

	†*10.20	2000 Stock Award and Incentive Plan (Exhibit 10.28 to the June 2000 Form 10-Q).

	†*10.21	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to the June 2000 Form 10-Q).

	†*10.22	Amended and Restated Employment Agreement dated as of November 20, 2000 by and between InterDigital Communications Corporation (“InterDigital”) and Howard E. Goldberg (Exhibit 10.12 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

	†*10.23	Employment Agreement dated November 18, 1996 by and between InterDigital and Charles R. Tilden (Exhibit 10.26 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1996).

	†*10.24	Amendment dated as of April 6, 2000 by and between InterDigital and Charles R. Tilden (Exhibit 10.39 to the June 2000 Form 10-Q).

	†*10.25	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

	†*10.26	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to the June 2000 Form 10-Q).

	†*10.27	Employment Agreement dated September 3, 1998 by and between InterDigital and William J. Merritt (Exhibit 10.23 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

	†*10.28	Amendment dated as of April 6, 2000 by and between InterDigital and William J. Merritt (Exhibit 10.38 to the June 2000 Form 10-Q).

	†*10.29	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to the 1998 Form 10-K).

	†*10.30	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to the June 2000 Form 10-Q).

	†*10.31	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to the 2000 Form 10-K).

(b)	Exhibit Number	Exhibit Description
	†*10.32	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to the 2000 Form 10-K).

	†*10.33	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to the 2000 Form 10-K).

	†*10.34	Employment Agreement dated January 2, 2001 by and between InterDigital and Alain C. Briancon (Exhibit 10.41 to the 2000 Form 10-K).

	†*10.35	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to the 2001 Form 10-K).

	†*10.36	Employment Agreement dated as of December 3, 2001 by and between InterDigital and Guy M. Hicks (Exhibit 10.39 to the 2001 Form 10-K).

	†*10.37	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to the 2000 Form 10-K).

	*10.38	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to the 2000 Form 10-K).

	†*10.39	Indemnity Agreement dated as of March 19, 2003 by and between Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Lisa A. Alexander, Bruce Bernstein, D. Ridgely Bolgiano, Alain C. Briancon, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Howard E. Goldberg, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, Lawrence F. Shay, and Charles R. Tilden) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

	*10.40	Patent License Agreement dated and effective January 1, 2003 between InterDigital Technology Corporation (“ITC”) and Ericsson Inc. and Telefonaktiebolaget LM Ericsson (Exhibit 10.48 to InterDigital’s Amendment No. 1 to Quarterly Report on Form 10-Q/A dated July 2, 2003 (the “July 2003 10-Q/A”)).

	*10.41	Patent License Agreement dated and effective January 1, 2003 between ITC and Sony Ericsson Mobile Communications AB (Exhibit 10.49 to the July 2003 10-Q/A).

	†*10.42	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

	*10.43	Patent License Agreement dated May 8, 1995 between ITC and NEC Corporation (“NEC”) (Exhibit 10.51 to InterDigital’s Current Report on Form 8-K dated February 21, 2003 (the “2003 Form 8-K”)).

	*10.44	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to the 2003 Form 8-K).

	*10.45	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to the 2003 Form 8-K).

	*10.46	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to the 2003 Form 8-K).

	*10.47	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to the 2003 Form 8-K).

	*10.48	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to the 2003 Form 8-K).

	*10.49	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to the 2003 Form 8-K).

	*10.50	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

	†*10.51	Indemnity Agreement dated as of May 5, 2003 by and between InterDigital and Richard J. Brezski (Exhibit 10.59 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(b)	Exhibit Number	Exhibit Description
	†*10.52	Severance Agreement dated January 20, 2004 by and between InterDigital and Guy M. Hicks (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

	†*10.53	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to 2003 Form 10-K).

	†*10.54	Indemnity Agreement dated March 15, 2004 by and between InterDigital and Edward B. Kamins (Exhibit 10.60 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

	†*10.55	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”)).

	†*10.56	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 Form 10-Q”).

	†*10.57	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to September 2004 Form 10-Q).

	†*10.58	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to September 2004 Form 10-Q).

	†*10.59	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to September 2004 Form 10-Q).

	†*10.60	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to September 2004 Form 10-Q).

	†*10.61	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to September 2004 Form 10-Q).

	†*10.62	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to September 2004 Form 10-Q).

	†*10.63	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to September 2004 Form 10-Q).

	†*10.64	Software License Agreement dated December 21, 2004 between General Dynamics Decision Systems, Inc. and InterDigital (Exhibit 10.64 to InterDigital’s 2004 Form 10-K).

	†*10.65	InterDigital Communications Corporation Annual Employee Bonus Plan (Exhibit 10.66 to InterDigital’s 2004 Form 10-K).

	†*10.66	InterDigital Communications Corporation Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 Form 10-Q”)).

	†*10.67	Compensation Program for Outside Directors, as amended January 2006 (Amendment incorporated as part of InterDigital’s Current Report on Form 8-K dated January 18, 2006).

	†*10.68	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended April 2005 (Exhibit 10.72 to March 2005 Form 10-Q).

	†*10.69	InterDigital Communications Corporation Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005 (Exhibit 10.73 to March 2005 Form 10-Q).

	†*10.70	Amended and Restated Employment Agreement, dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).

	†*10.71	Employment Agreement, dated as of June 20, 2005, by and between Bruce Bernstein and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated June 20, 2005).

	†*10.72	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to June 2005 Form 10-Q).

	†*10.73	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to June 2005 Form 10-Q).

Exhibit Number	Exhibit Description

†*10.74	InterDigital Communications Corporation Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to June 2005 Form 10-Q).

†*10.75	InterDigital Communications Corporation 2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to June 2005 Form 10-Q).

†*10.76	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.75 to June 2005 Form 10-Q).

*10.77	Patent License Agreement between InterDigital, ITC and Nokia dated January 29, 1999 (Exhibit 10.76 to June 2005 Form 10-Q).

†*10.78	Severance Agreement and General Release between InterDigital and Charles R. Tilden dated May 26, 2005 (Exhibit 10.77 to June 2005 Form 10-Q).

†*10.79	Severance Agreement and General Release between InterDigital and Howard E. Goldberg dated May 26, 2005 (Exhibit 10.78 to June 2005 Form 10-Q).

†*10.80	Severance Agreement and General Release between InterDigital and Alain Briancon dated October 25, 2005 (Exhibit 10.81 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 Form 10-Q”)).

*10.81	Litigation Expense and Reimbursement Agreement by and between InterDigital, ITC and Federal Insurance Company dated February 15, 2000 (Exhibit 99.1 to the September 2005 Form 10-Q).

10.82	Credit Agreement dated as of December 28, 2005 among InterDigital, Bank of America, N.A. as Administrative Agent and L/C Issuer and the other Lenders party thereto.

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.
†	Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: March 14, 2006	/s/ William J. Merritt
William J. Merritt President and Chief Executive Officer

Date: March 14, 2006	/s/ R. J. Fagan
Richard J. Fagan Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: March 14, 2006	/s/ D. Ridgely Bolgiano
D. Ridgely Bolgiano, Director

Date: March 14, 2006	/s/ Harry G. Campagna
Harry G. Campagna, Chairman of the Board of Directors

Date: March 14, 2006	/s/ Steven T. Clontz
Steven T. Clontz, Director

Date: March 14, 2006	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: March 14, 2006	/s/ Robert S. Roath
Robert S. Roath, Director

Date: March 14, 2006	/s/ Robert W. Shaner
Robert W. Shaner, Director

Date: March 14, 2006	/s/ Alan P. Zabarsky
Alan P. Zabarsky, Director

Date: March 14, 2006	/s/ William J. Merritt
William J. Merritt, Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2006	/s/ R. J. Fagan
Richard J. Fagan, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
†*10.67	Compensation Program for Outside Directors, as amended January 2006 (Amendment incorporated as part of InterDigital’s Current Report on Form 8-K dated January 18, 2006)

10.82	Credit Agreement dated as of December 28, 2005 among InterDigital, Bank of America, N.A. as Administrative Agent and L/C Issuer and the other Lenders party thereto.

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Howard E. Goldberg.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.
†	Management contract or compensatory plan or arrangement.