Form 10-Q
period 2006-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2006-05-10
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer  ☒, an accelerated filer  ☐, or a non-accelerated filer  ☐ (as defined by Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	54,455,308

Class	Outstanding at May 1, 2006

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

TIA

The Telecommunications Industry Association.

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

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,092	$27,877
Short-term investments	132,947	77,831
Accounts receivable	113,404	19,534
Deferred tax assets	62,178	42,103
Prepaid and other current assets	13,109	8,370

Total current assets	385,730	175,715

PROPERTY AND EQUIPMENT, NET	12,627	10,660
PATENTS, NET	62,026	59,516
DEFERRED TAX ASSETS	55,831	48,681
OTHER NON-CURRENT ASSETS	14,225	4,965

	144,709	123,822

TOTAL ASSETS	$530,439	$299,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$357	$350
Accounts payable	6,999	7,163
Accrued compensation and related expenses	6,042	17,040
Deferred revenue	73,690	20,055
Foreign and domestic taxes payable	15,803	160
Other accrued expenses	8,385	5,766

Total current liabilities	111,276	50,534

LONG-TERM DEBT	1,481	1,572
LONG-TERM DEFERRED REVENUE	213,178	71,193
OTHER LONG-TERM LIABILITIES	2,667	1,924

TOTAL LIABILITIES	328,602	125,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 61,670 and 60,537 issued and 55,164 and 54,032 shares outstanding	617	605
Additional paid-in capital	392,186	377,648
Accumulated deficit	(96,900)	(109,839)
Accumulated other comprehensive loss	(158)	(192)

	295,745	268,222
Treasury stock, 6,506 shares of common held at cost	93,908	93,908

Total shareholders’ equity	201,837	174,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$530,439	$299,537

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
REVENUES	$51,606	$35,497

OPERATING EXPENSES:
Sales and marketing	1,824	2,280
General and administrative	5,021	6,566
Patents administration and licensing	9,982	11,247
Development	16,010	16,173

	32,837	36,266

Income (loss) from operations	18,769	(769)

OTHER INCOME:
Interest and investment income, net	1,508	790

Income before income taxes	20,277	21

INCOME TAX PROVISION	(7,338)	(903)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$12,939	$(882)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.24	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	54,785	55,053

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.23	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	56,884	55,053

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,939	$(882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,366	2,669
Deferred revenue recognized	(29,908)	(15,907)
Increase in deferred revenue	225,528	27,906
Deferred income taxes	(27,225)	856
Non-cash compensation	1,305	2,837
(Increase) decrease in deferred charges	(12,765)	881
Other	(26)	25
(Increase) decrease in assets:
Receivables	(93,870)	1,744
Other current assets	(1,211)	(512)
(Decrease) increase in liabilities:
Accounts payable	(241)	998
Accrued compensation	(9,473)	(2,467)
Accrued taxes payable	15,643	—
Other accrued expenses	2,484	(1,497)

Net cash provided by operating activities	86,546	16,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(88,659)	(44,303)
Sales of short-term investments	33,592	47,622
Purchases of property and equipment	(3,249)	(2,071)
Patent costs	(4,529)	(3,826)
Acquisition of patents	—	(8,050)

Net cash used by investing activities	(62,845)	(10,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	9,386	1,287
Payments on long-term debt, including capital lease obligations	(84)	(80)
Repurchase of Common stock	—	(9,028)
Tax benefit from stock options	3,212	—

Net cash provided (used) by financing activities	12,514	(7,821)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,215	(1,798)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,877	15,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,092	$13,939

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of March 31, 2006, and the results of our operations and cash flows for the three months ended March 31, 2006 and 2005. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. The Company has one reportable segment.

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

The classification of certain prior period amounts have been changed to conform to the current period presentation.

There have been no material changes in our existing accounting policies from the disclosures included in our 2005 Form 10-K, except as follows:

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted the accounting provisions of SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We have elected to adopt the new rules using the modified-prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The adoption of SFAS No. 123(R) did not have a material impact on our statement of operations. As a result of the adoption, we classified a $3.2 million tax benefit from the exercise of stock options within cash flows from financing activities, prior to the adoption of SFAS No. 123(R) we classified such tax benefits within cash flows from operating activities.

SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) further requires that share-based compensation expense be based on the awards ultimately expected to vest by reducing the compensation expense for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures in the period in which they occurred.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Under this pronouncement, we have until December 2006 to elect an alternative transition method provided in this pronouncement for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative method provides a simplified computation to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee share-based compensation. Any positive balance in the APIC pool would be available to absorb tax shortfalls (which occur when tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in first quarter 2006.

During first quarter 2006, we issued the following share-based awards (in thousands):

RSUs	169
Restricted Stock	17
Common Stock	24

Total share-based awards	210

The RSUs granted during first quarter 2006 were primarily made as part of a company-wide grant to all non-management personnel. The remaining RSUs were awarded to newly hired or promoted members of management under our Long-Term Compensation Program (LTCP). RSUs vest either incrementally or in-full over three years subject to applicable plan and program terms. The shares of restricted stock were issued to our executive officers and other key management personnel as a part of their 2005 annual bonus. These shares were fully vested at grant but may not be transferred for two years. The Common Stock issued in first quarter 2006 was comprised primarily of shares issued to eligible employees under our Savings and Protections Plan (Savings Plan) as the Company’s profit sharing contribution for fiscal year ended 2005. The remaining Common Stock was issued as part of the Company’s employer match under the Savings Plan. Shares issued into employee accounts under the Savings Plan vest in accordance with the terms of the Savings Plan, are transferable into other investment electives under the Savings Plan, and cannot be redeemed until employment with the Company terminates. We valued each of the above share-based awards at the fair market value of our Common Stock on the date of grant.

We have estimated forfeiture rates for our RSUs between 0% and 5% depending upon the group receiving the grant and the terms of the awards issued. We recorded a reduction to operating expenses for the cumulative effect of a change in accounting principle of less than $0.2 million in first quarter 2006. This cumulative effect adjustment was recorded to apply an estimated forfeiture rate of 3% to the unvested RSUs which had been issued under the 2005–2007 cycle of our LTCP and remained unvested and outstanding at December 31, 2005.

We recorded share-based compensation expense of $1.3 million and $2.8 million in first quarter 2006 and 2005, respectively. The most significant component of this expense was RSU awards granted to managers under our LTCP.

Share-based compensation prior to January 1, 2006

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-option-based employee compensation cost was reflected in net income, as all effected options had an exercise price equal to the market value of the underlying Common Stock on the date of grant. However, compensation expense was recognized related to restricted stock and RSU grants. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-option-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss applicable to common shareholders—as reported	$ (882)
Add: Stock-based employee compensation expense included in reported net loss	2,837
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,643)
Tax effect	274

Net loss applicable to common shareholders – pro forma	$ (1,414)
Net loss per share – as reported – basic	(0.02)
Net loss per share – as reported – diluted	(0.02)
Net loss per share – pro forma – basic	(0.03)
Net loss per share – pro forma – diluted	(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2005
Expected option life (in years)	4.80
Risk-free interest rate	3.9%
Volatility	82%
Dividend yield	—
Weighted average fair value	$12.71

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method of accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations and cash flows.

2. SIGNIFICANT AGREEMENTS AND EVENTS:

Nokia Litigation and Legal Proceedings

On April 27, 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in the Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the PLA Proceedings). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the January 1999 Patent License Agreement was terminated.

Based upon our preliminary review of the accounting treatment for this matter, we expect to recognize the entire $253 million payment in our 2006 income statement. We will provide additional detailed disclosure upon the completion of our analysis.

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

Technology Solution Agreements

In August 2005, we entered into an agreement with Philips Semiconductors B.V. (Philips) to deliver our HSDPA technology solution to Philips for integration into Philips’ family of Nexperia™ cellular system solutions. Under the agreement, we will also assist Philips with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the Philips chipset. Subsequent to the delivery of portions of our HSDPA technology solution, we agreed to provide Philips with support and maintenance over an aggregate estimated period of approximately 2 years.

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement (SLA) requires us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We have also provided product training under the SLA and will provide maintenance for a period of three years, beginning January 1, 2006.

We are accounting for portions of these and other technology solution agreements using the percentage-of-completion method. From the inception of these agreements through March 31, 2006, we recognized related revenue of approximately $20.6 million using the percentage-of-completion method, including $1.8 million in first quarter 2006. Our accounts receivable at March 31, 2006 and December 31, 2005 included unbilled amounts of $5.1 million and $4.1 million, respectively.

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

3. INCOME TAXES:

During first quarter 2006, our effective tax rate was approximately 36.2%. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign source withholding tax payments made in prior years. During first quarter 2006, we paid $15.6 million and accrued $15.6 million of foreign source withholding taxes and established deferred tax assets of the same amount related to foreign tax credits that we expect to use to offset future U.S. federal income taxes.

Excluding any prospective recognition of additional tax credits, we expect to provide for income taxes over the balance of 2006 at a rate equal to our combined federal and state effective rates, which would approximate 35% to 37% under current tax laws, plus an amount for deferred foreign source withholding tax expense which is dependent, in part, upon licensee royalty reports. Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when or to what extent this will affect our tax expense. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified. Due to the incremental contributions to taxable income from our first quarter 2006 license agreement with LG and our second quarter 2006 dispute resolution with Nokia, we expect that we will utilize the majority of our NOLs and then be obligated to begin paying U.S. federal income taxes in 2006.

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

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all federal NOL carryforwards in the computation of our gross deferred tax assets. We also excluded from this computation a portion of the federal research and experimental credits that may be available to us based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, our gross deferred tax assets at March 31, 2006 and December 31, 2005 would have been approximately $10 million greater.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $14 million of our NOL carryforwards were limited as of December 31, 2005. As a result of these limitations, we will not be able to utilize all of our NOL carryforwards to offset our U.S. federal tax liability in 2006. If we experience an additional more-than-50% cumulative ownership change, the full amount of the NOL carryforward may become subject to annual limitation under Section 382. There can be no assurance that we will realize the benefit of any NOL carryforward.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income (loss) per share computations:

	(In thousands, except per share data)
	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Income (loss) per share - basic:
Income (loss) available to Common Shareholders	$12,939	54,785	$0.24	$(882)	55,053	$(0.02)
Effect of dilutive options, warrants and restricted stock units	—	2,099	(0.01)	—	—	—

Income (loss) per share - diluted:
Income (loss) available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$12,939	56,884	$0.23	$(882)	55,053	$(0.02)

For the three months ended March 31, 2006, options and warrants to purchase approximately 1.1 million shares of Common Stock were excluded from the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

For the three months ended March 31, 2005, the effect of all options and warrants to purchase shares of Common Stock were excluded from the computation of diluted earnings per share as a result of a net loss reported in the period.

5. LITIGATION AND LEGAL PROCEEDINGS:

Item 1.	LEGAL PROCEEDINGS.

Nokia

On April 27, 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in the Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the PLA Proceedings). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court (High Court), seeking to challenge three of our TDMA-related patents (UK 2G Proceeding).

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the January 1999 Patent License Agreement was terminated.

Pursuant to the UK Settlement Agreement, Nokia has withdrawn its challenge before the High Court in the UK 2G Proceeding. In consideration for the discontinuance of the UK 2G Proceeding, InterDigital agreed (i) not to assert against Nokia the three patents (and related non-U.K counterparts) involved in that proceeding, and (ii) Nokia will have a paid-up license for single-mode IS-95 products. The paid-up license and the covenant not to assert became effective upon the discontinuance of the UK 2G Action and Nokia’s withdrawal of its opposition to a related UK amendment application in the UK 2G Proceeding.

Nokia UK Proceeding

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a declaration that twenty-nine of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP standard. In April 2006, a hearing was held to contest the jurisdiction of the High Court to hear the case. Subsequently, the High Court denied ITC’s claim. We intend to vigorously defend the claim and are continuing to contest Nokia’s claim of jurisdiction in the High Court.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm. A scheduling order was entered by the Delaware District Court which contemplates trial in 2008, but no specific trial date has been set.

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (“MFL”) clause in its 1996 patent license agreement with ITC (Samsung Agreement), to have its royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the January 1999 Nokia Patent License Agreement, including its most favored licensee (MFL) provision. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). In this arbitration proceeding, IDCC and ITC claim that the Ericsson Agreement and the Sony Ericsson Agreement define the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. IDCC and ITC also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. In the arbitration, Samsung has claimed that its obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. Samsung seeks a determination of the amounts owed to InterDigital by Samsung, which Samsung claims to be substantially less than the amount that IDCC and ITC believe is owed. Samsung also claims that there was a novation of the Samsung Agreement such that Samsung is now licensed to IDCC’s CDMA patents, including its 3G patents. If the arbitration panel were to agree with Samsung’s position on Samsung’s alleged CDMA rights, Samsung would be licensed to sell 3G products on the terms set forth in the 1999 Patent License Agreement between Nokia and InterDigital.

In January 2006, the final evidentiary hearing was held. Post-hearing briefings have been completed and we are awaiting a decision from the ICC Arbitral Tribunal.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on its determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company sought a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

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

6. STOCK REPURCHASE:

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. On May 1, 2006, our Board of Directors authorized the expansion of our current share repurchase program by $100 million to $200 million. The amount and timing of purchases will be based on a variety of factors, including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. Repurchases under the original March 2006 plan commenced in April 2006. To date, we have repurchased 856,000 shares for $20 million under the original $100 million share repurchase program.

7. COMMON STOCK COMPENSATION PLANS

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

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price
		Number	Price Range
Balance at December 31, 2005	913	7,926	$0.01-39.00	$13.93
Granted	—	—	$0.00 - 0.00	$—
Canceled	3	(3)	$19.29-26.29	$23.40
Exercised	—	(763)	$4.38-25.73	$12.29

Balance at March 31, 2006	916	7,160	$0.01-39.00	$14.09

The following table summarizes information regarding the stock options outstanding at March 31, 2006 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.25	402	3.97	$4.73	402	$4.73
$ 5.38 - 5.44	785	1.50	5.44	785	5.44
$ 5.50 - 8.25	734	6.89	6.84	734	6.84
$ 8.33 - 9.00	96	6.27	8.68	96	8.68
$ 9.03 - 9.60	890	5.73	9.59	890	9.59
$ 9.69 - 11.63	848	10.36	10.75	848	10.75
$ 11.64 - 13.19	847	5.29	12.46	847	12.46
$ 13.25 - 17.13	806	5.83	15.72	806	15.72
$ 17.23 - 23.97	733	7.19	19.88	733	19.88
$ 24.00 - 39.00	1,019	4.69	32.88	1,019	32.88

$ 0.01 - 39.00	7,160	5.80	$14.09	7,160	$14.09

*	We currently have approximately 238,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between, $5.75 and $11.63.

We had 6.2 million and 6.3 million options outstanding at March 31, 2006 and December 31, 2005, respectively, that had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would generate cash proceeds for the Company of $68.9 million and $63.5 million, respectively, had they been fully exercised at these dates.

Common Stock Warrants

As of March 31, 2006 and December 31, 2005, we had warrants outstanding to purchase 80,000 of Common Stock at an exercise price and weighted average exercise price of $7.63 per share. These warrants are exercisable and will expire in 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under conditions specified in the warrant certificate.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of March 31, 2006 and December 31, 2005 we had issued 2.1 million and 2.0 million shares, respectively, of restricted stock and restricted stock units under the 1999 Plan. The related compensation expense has been, and will continue to be, amortized over vesting periods that are generally from 1 to 5 years. At March 31, 2006 and December 31, 2005, we had unrecognized compensation cost related to share-based awards of $7.6 million and $5.8 million, respectively. We expect to amortize the unrecognized compensation cost at March 31, 2006 over a weighted average period of 0.8 years.

We grant restricted stock units as an element of compensation to our employees. These awards vest over three years, depending upon job level, according to the following schedules:

	Year 1	Year 2	Year 3
Below managers	33%	33%	34%
Managers and technical equivalents	25%	25%	50%
Senior Officers	0%	0%	100%

Information with respect to unvested restricted stock units under the above plan is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	814	$21.67
Granted	169	18.58
Forfeited	(13)	(20.33)
Vested	(335)	(19.42)

Balance at March 31, 2006	635	$22.22

8. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income (loss) for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net income (loss)	$12,939	$(882)
Unrealized gain (loss) on investments	34	(133)

Total comprehensive income (loss)	$12,973	$(1,015)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Litigation Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the quarter ended March 31, 2006.

Nokia Litigation and Legal Proceedings

On April 27, 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in the Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the PLA Proceedings). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the January 1999 Patent License Agreement was terminated.

Based upon our preliminary review of the accounting treatment for this matter, we expect to recognize the entire $253 million payment in our 2006 income statement. We will provide additional detailed disclosure upon the completion of our analysis.

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

Repurchase of Common Stock

In March, 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. On May 1, 2006, our Board of Directors authorized the expansion of our current share repurchase program by $100 million to $200 million. The amount and timing of purchases will be based on a variety of factors, including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. Repurchases under the original March 2006 plan commenced in April 2006. To date, we have repurchased 856,000 shares for $20 million under the original $100 million share repurchase program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. A discussion of our critical accounting policies, and the related estimates, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2005 Form 10-K.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method of accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations and cash flows.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In first quarter 2006 and 2005, we generated net cash from operating activities of $86.5 million and $16.7 million, respectively. The positive operating cash flow in first quarter 2006 arose principally from receipts of approximately $152.1 million related to 2G and 3G patent licensing agreements. These receipts included $95 million from LG Electronics (LG), $12.0 million from Sharp Corporation of Japan (Sharp), $9.4 million from NEC Corporation of Japan (NEC), and $35.7 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $28.2 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during first quarter 2006. The positive operating cash flow in first quarter 2005 arose principally from receipts of approximately $48.0 million related to 2G and 3G patent licensing agreements. These receipts included $27.9 million from Sony Ericsson, $9.5 million from Sharp, $8.1 million from NEC and $2.5 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $30.8 million and changes in working capital during first quarter 2005.

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

Our combined short-term and long-term deferred revenue balance at March 31, 2006 was approximately $286.9 million, an increase of $195.6 million from December 31, 2005. In first quarter 2006, we recorded gross increases in deferred revenue of approximately $226 million, $190 million of which relates to payments either received or due from LG, and approximately $31 million which relates to new prepayments from two other existing licensees. In first quarter 2006, we collected the first $95 million payment from LG and recorded $95 million in accounts receivable relating to LG’s second payment due in first quarter 2007. In accordance with our policy for recording long-term receivables from patent license agreements, we will defer recognition in accounts receivable of LG’s third $95 million payment, which is due in first quarter 2008, until twelve months prior to its due date. The gross increases in deferred revenue were offset, in part, by current quarter deferred revenue recognition of approximately $19.5 million related to the amortization of fixed-fee royalty payments and approximately $10.4 million from current year per-unit exhaustion of prepaid royalties based upon royalty reports provided by our licensees.

Based on current license agreements, we expect the amortization of fixed fee royalty payments over the remaining three quarters of 2006 to reduce the March 31, 2006 deferred revenue balance of $286.9 million by $56.3 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

In first quarter 2006, we used $62.8 million in investing activities. In first quarter 2005, we used $10.6 million for these same activities. This change between quarters resulted from higher cash receipts and a lower use of cash in financing activities. We purchased $55.1 million of short-term marketable securities, net of sales, in first quarter 2006. We sold $3.3 million of short-term marketable securities, net of purchases, in first quarter 2005. Purchases of property and equipment increased to $3.2 million in first quarter 2006 from $2.1 million in first quarter 2005 due to investments in development tools and the expansion of our engineering information system network. Investment costs associated with patents increased from $3.8 million in first quarter 2005 to $4.5 million in first quarter 2006. This increase reflects higher patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions. In first quarter 2005, we also invested approximately $8.0 million to acquire patents and intellectual property.

Net cash generated by financing activities in first quarter 2006 was $12.5 million. In first quarter 2005, net cash used in financing activities was $7.8 million. We received proceeds from option and warrant exercises of $9.4 million and $1.3 million in 2006 and 2005, respectively. In first quarter 2006, we recorded a tax benefit related to the exercise of options of $3.2 million. This benefit reduces our federal income tax liability. In first quarter 2005, we repurchased 0.5 million shares of our common stock for $9.0 million.

We had 6.2 million and 6.3 million stock options outstanding at March 31, 2006 and December 31, 2005, respectively, with exercise prices less than the fair market value of our common stock at each balance sheet date. These options would have generated cash proceeds for the Company of $68.9 million and $63.5 million, respectively, had they been fully exercised at these dates.

As of March 31, 2006, we had $197.0 million of cash, cash equivalents and short-term investments, compared to $105.7 million at December 31, 2005. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $151.5 million at March 31, 2006 from $39.9 million at December 31, 2005. This $111.6 million increase is primarily due to a $93.9 million increase in accounts receivable, a $20.1 million increase in our short-term deferred tax assets and an $11.0 million decrease in accrued compensation and related expenses, partly offset by a $15.6 million increase in foreign and domestic taxes payable. Accounts receivable increased due to our recognition of LG’s second $95 million payment due first quarter 2007 under our January 2006 license agreement. Short-term deferred tax assets increased primarily as a result of our recognition of foreign tax credits associated with LG. Accrued compensation and related expenses decreased due to our payment of the 2005 year-end bonus and the 2004–2005 performance-based cash incentive under our long-term compensation program. Foreign and domestic taxes payable increased due to our accruals of both foreign source withholding taxes, related to LG’s second $95 million payment, and U.S. income taxes payable.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (Credit Agreement). Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of March 31, 2006, we did not have any amounts outstanding under the Credit Agreement. We are in compliance with our covenants under the Credit Agreement at March 31, 2006.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in the remainder of 2006. Based upon updated assessments, we now expect that purchases of property and equipment in support of technology and product development opportunities will be $12 million to $15 million. We are capable of supporting these and other operating cash requirements, including our $200 million share repurchase program, for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or funds from the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, Litigation and Legal Proceedings, Federal) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

First Quarter 2006 Compared to First Quarter 2005

Revenues

	First Quarter 2006	First Quarter 2005
Per-unit royalty revenue	$30.1	$23.3
Fixed-fee and amortized royalty revenue	19.5	7.5

Recurring patent licensing royalties	49.6	30.8

Total patent licensing royalties	49.6	30.8
Technology solution revenue	2.0	4.7

Total Revenue	$51.6	$35.5

In first quarter 2006, revenues increased 45%, to $51.6 million from $35.5 million in first quarter 2005. This increase was driven by higher recurring royalties, related to both new agreements signed since last year’s first quarter with LG and Kyocera Corporation and increased contributions from other existing licensees at March 2005.

Technology solution revenue decreased in first quarter 2006 to $2.0 million from $4.7 million in first quarter 2005 as contributions from HSDPA technology programs with Philips Semiconductor B.V. and Infineon partially offset a decrease associated with the completion of deliverables under a program for the U.S. military under an agreement with General Dynamics.

In first quarter 2006 and 2005, 62% and 84%, respectively, of our revenues were from companies that individually accounted for 10% or more of total revenues. In first quarter 2006, those companies were LG (22%), NEC (22%) and Sharp (18%). In first quarter 2005, the comparable list included NEC (32%), Sharp (27%), General Dynamics (13%) and Sony Ericsson (12%).

Operating Expenses

Operating expenses decreased 9% to $32.8 million in first quarter 2006 from $36.3 million in first quarter 2005. The $3.5 million decrease was due to net changes in the following items (in millions):

(Decrease)/Increase
Patent litigation and arbitration	$(2.5)
Long-term compensation program (LTCP)	(2.2)
Other personnel related costs	0.6
Commissions	0.6
Patent amortization	0.5
Other	(0.5)

Total Decrease in Operating Expense	$(3.5)

The decrease in patent litigation and arbitration costs resulted from lower activity levels in first quarter 2006. In first quarter 2005, these costs included amounts related to litigation with Lucent which was settled in fourth quarter 2005. Our LTCP costs in first quarter 2005 included the effect of overlapping cycles (i.e., Cycle 1 that concluded on January 1, 2006 and Cycle 2 which includes elements that commenced in 2005 and end on either January 1, 2008 or January 1, 2009). First quarter 2006 LTCP expenses include costs for Cycle 2 only. Other personnel costs increased primarily due to employment taxes related to Cycle 1 payouts and options exercised during the quarter. Higher patent licensing royalties resulted in increased commission expense in first quarter 2006. The increase in patent amortization resulted from the acquisition of a patent portfolio in 2005 and higher levels of internal inventive activity in recent years.

The following table summarizes the change in operating expenses by category (in millions):

	First Quarter 2006	First Quarter 2005	(Decrease)
Sales and marketing	$1.8	$2.3	$(0.5)	(20)%
General and administrative	5.0	6.6	(1.6)	(24)
Patents administration and licensing	10.0	11.2	(1.2)	(11)
Development	16.0	16.2	(0.2)	(1)

Total Operating Expense	$32.8	$36.3	$(3.5)	(9)%

Sales and Marketing Expense: Approximately 75% of the decrease resulted from lower LTCP costs. The balance of the decrease was mainly due to lower travel costs in first quarter 2006.

General and Administrative Expense: The key contributors to the decrease were lower LTCP costs (37%), legal fees (27%) and directors and officers insurance premiums (10%).

Patents Administration and Licensing Expense: The decrease reflects the net effect of the above-noted items related to patent arbitration and litigation costs, commissions and patent amortization expenses.

Development Expense: A decrease in LTCP costs of approximately $1.1 million was offset, in part, by various increases, none of which exceeded $0.4 million, that included employment taxes related to Cycle 1 payouts and options exercised during the quarter, annual wage inflation, depreciation, travel and other expenses related to work on our technology solutions development.

Interest and Investment Income, Net

Net interest and investment income of $1.5 million in first quarter 2006 increased $0.7 million or 91% from $0.8 million in first quarter 2005. The increase resulted from higher rates of return on our investments and higher investment balances in first quarter 2006.

Income Taxes

Our income tax provision in first quarter 2006 reflected a 36.2% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years. In first quarter 2005, our income tax provision consisted primarily of foreign source withholding taxes associated with patent licensing royalties from Japan.

Expected Trends

We will provide guidance on second quarter 2006 revenue after we receive and review applicable royalty reports, conclude our analysis related to the final accounting associated with the $253 million payment from Nokia and update our forecasts on anticipated revenue from work associated with technology solution agreements. We anticipate that second quarter 2006 operating expenses, excluding current patent arbitration or litigation costs, will grow by 8% to 12% over first quarter 2006, reflecting a gradually increasing level of investment in our dual mode terminal unit ASIC offering. Patent arbitration and litigation expense will depend on the level of activity through the remainder of the quarter. Lastly, we expect that our book tax rate for second quarter 2006 will approximate 35% to 37%.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “should not,” “anticipate,” “future” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) our accounting treatment of the $253 million received from Nokia as part of the resolution of that dispute; (ii) that the amortization of fixed-fee royalty payments over the remaining three quarters of 2006 will reduce our March 31, 2006 deferred revenue balance; (iii) additional reductions to deferred revenue; (iv) the impact of any adverse resolution in our dispute with Federal on our ability to meet our near-term operating requirements; (v) our needs and plans with respect to additional financing or the sale of debt or equity securities; (vi) our second quarter 2006 operating expenses (excluding current patent and arbitration expenses); and (vii) our second quarter 2006 book tax rate.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A - Risk Factors.”, and in our Form-K for the year ended December 31, 2005, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2005 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia

On April 27, 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in the Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the PLA Proceedings). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court (High Court), seeking to challenge three of our TDMA-related patents (UK 2G Proceeding).

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the January 1999 Patent License Agreement was terminated.

Pursuant to the UK Settlement Agreement, Nokia has withdrawn its challenge before the High Court in the UK 2G Proceeding. In consideration for the discontinuance of the UK 2G Proceeding, InterDigital agreed (i) not to assert against Nokia the three patents (and related non-U.K counterparts) involved in that proceeding, and (ii) Nokia will have a paid-up license for single-mode IS-95 products. The paid-up license and the covenant not to assert became effective upon the discontinuance of the UK 2G Action and Nokia’s withdrawal of its opposition to a related UK amendment application in the UK 2G Proceeding.

Nokia UK Proceeding

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC. Nokia’s claim seeks a declaration that twenty-nine of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP standard. In April 2006, a hearing was held to contest the jurisdiction of the High Court to hear the case. Subsequently, the High Court denied ITC’s claim. We intend to vigorously defend the claim and are continuing to contest Nokia’s claim of jurisdiction in the High Court.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm. A scheduling order was entered by the Delaware District Court which contemplates trial in 2008, but no specific trial date has been set.

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (“MFL”) clause in its 1996 patent license agreement with ITC (Samsung Agreement), to have its royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the January 1999 Nokia Patent License Agreement, including its most favored licensee (MFL) provision. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). In this arbitration proceeding, IDCC and ITC claim that the Ericsson Agreement and the Sony Ericsson Agreement define the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. IDCC and ITC also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. In the arbitration, Samsung has claimed that its obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. Samsung seeks a determination of the amounts owed to InterDigital by Samsung, which Samsung claims to be substantially less than the amount that IDCC and ITC believe is owed. Samsung also claims that there was a novation of the Samsung Agreement such that Samsung is now licensed to IDCC’s CDMA patents, including its 3G patents. If the arbitration panel were to agree with Samsung’s position on Samsung’s alleged CDMA rights, Samsung would be licensed to sell 3G products on the terms set forth in the 1999 Patent License Agreement between Nokia and InterDigital.

In January 2006, the final evidentiary hearing was held. Post-hearing briefings have been completed and we are awaiting a decision from the ICC Arbitral Tribunal.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on its determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company sought a declaratory judgment that Federal is entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc. Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

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

Item 1A. RISK FACTORS.

There have been no material changes in our risk factors as previously described in our 2005 Form 10-K with the exception of the following change. The Company’s resolution of its patent royalty dispute with Nokia eliminates, as an important risk factor, our inability to collect royalties on sales of Nokia’s 2G products.

Item 6. EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.82*	License Agreement by and between InterDigital Group and LG Electronics, Inc. dated January 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: May 10, 2006	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 10, 2006	/s/ R.J. FAGAN
Richard J. Fagan
Chief Financial Officer