Form 10-Q
period 2006-06-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2006-08-07
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(610) 878-7800

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	51,720,639
Class	Outstanding at August 1, 2006

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

i

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

ii

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

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,899	$27,877
Short-term investments	107,944	77,831
Accounts receivable	115,084	19,534
Deferred tax assets	46,503	42,103
Prepaid and other current assets	14,248	8,370

Total current assets	512,678	175,715

PROPERTY AND EQUIPMENT, NET	12,642	10,660
PATENTS, NET	65,421	59,516
DEFERRED TAX ASSETS	16,469	48,681
OTHER NON-CURRENT ASSETS	11,365	4,965

	105,897	123,822

TOTAL ASSETS	$618,575	$299,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$363	$350
Accounts payable	9,187	7,163
Accrued compensation and related expenses	7,674	17,040
Deferred revenue	104,297	20,055
Taxes payable	7,993	160
Other accrued expenses	8,302	5,766

Total current liabilities	137,816	50,534

LONG-TERM DEBT	1,387	1,572
LONG-TERM DEFERRED REVENUE	172,230	71,193
OTHER LONG-TERM LIABILITIES	3,588	1,924

TOTAL LIABILITIES	315,021	125,223

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock, $.01 par value, 100,000 shares authorized, 63,409 and 60,537 shares issued and 53,521 and 54,032 shares outstanding	634	605
Additional paid-in capital	423,615	377,648
Retained Earnings (Accumulated deficit)	73,463	(109,839)
Accumulated other comprehensive loss	(183)	(192)

	497,529	268,222
Treasury stock, 9,888 and 6,506 shares of common held at cost	193,975	93,908

Total shareholders’ equity	303,554	174,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$618,575	$299,537

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
REVENUES	$296,617	$38,601	$348,223	$74,098

OPERATING EXPENSES:
Sales and marketing	1,561	1,537	3,385	3,817
General and administrative	5,695	5,912	10,716	12,478
Patents administration and licensing	12,804	10,080	22,786	21,327
Development	15,887	14,921	31,897	31,094

	35,947	32,450	68,784	68,716

Income from operations	260,670	6,151	279,439	5,382

OTHER INCOME:
Interest and investment income, net	3,914	677	5,422	1,467

Income before income taxes	264,584	6,828	284,861	6,849
INCOME TAX PROVISION	(94,221)	(2,817)	(101,559)	(3,720)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$170,363	$4,011	$183,302	$3,129

NET INCOME PER COMMON SHARE - BASIC	$3.13	$0.07	$3.36	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	54,397	53,642	54,590	54,344

NET INCOME PER COMMON SHARE - DILUTED	$2.98	$0.07	$3.20	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	57,128	56,790	57,358	57,799

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,302	$3,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,693	5,493
Deferred revenue recognized	(100,936)	(28,795)
Increase in deferred revenue	286,215	35,105
Deferred income taxes	27,812	4,933
Non-cash compensation	2,929	5,233
Increase in deferred charges	(9,870)	(34)
Other	(14)	(89)
(Increase) decrease in assets:
Receivables	(95,550)	(3,957)
Other current assets	(2,351)	1,042
Increase (decrease) in liabilities:
Accounts payable	1,889	151
Accrued compensation	(7,133)	(1,984)
Accrued taxes payable	7,670	—
Other accrued expenses	2,564	(178)

Net cash provided by operating activities	303,220	20,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(96,128)	(81,620)
Sales of short-term investments	65,992	109,736
Purchases of property and equipment	(4,484)	(3,011)
Capitalized patent costs	(9,972)	(8,607)
Acquisition of patents	—	(8,050)

Net cash (used) provided by investing activities	(44,592)	8,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	28,316	1,910
Payments on long-term debt, including capital lease obligations	(172)	(161)
Repurchase of Common Stock	(100,067)	(34,085)
Tax benefit from stock options	14,317	—

Net cash used by financing activities	(57,606)	(32,336)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201,022	(3,839)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,877	15,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,899	$11,898

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of June 30, 2006, and the results of our operations and cash flows for the three and six months ended June 30, 2006 and 2005. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.

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

The classification of certain prior period amounts has been changed to conform to the current period presentation.

There have been no material changes in our existing accounting policies from the disclosures included in our 2005 Form 10-K, except as follows:

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted the accounting provisions of SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock - Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We have elected to adopt the new rules using the modified-prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. The adoption of SFAS No. 123(R) did not have a material impact on our statement of operations. As a result of the application of this standard, in our consolidated statement of cash flows for the six months ended June 30, 2006, we classified a $14.3 million tax benefit associated with the exercise of stock options within cash flows from financing activities. Prior to the adoption of SFAS No. 123(R) we classified such tax benefits, if any, within cash flows from operating activities.

SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) further requires that share-based compensation expense be based on the awards ultimately expected to vest. This is accomplished by reducing the compensation expense for estimated forfeitures. Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123(R), we recorded forfeitures in the period in which they occurred.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS No. 123(R), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Under this pronouncement, we have until December 2006 to elect, as provided in this pronouncement, an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative method provides a simplified computation to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee share-based compensation. Any positive balance in the APIC pool would be available to absorb tax shortfalls (which occur when tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in the six months ended June 30, 2006.

During the three and six months ended June 30, 2006, we issued the following share-based awards (units/shares in thousands):

	Three months	Six months
Restricted Stock Units (RSUs)	25	194
Restricted Stock	—	17
Common Stock	—	24

Total share-based awards	25	235

During first half 2006, we granted RSUs to all non-management personnel and newly hired or promoted members of management under our Long-Term Compensation Program (LTCP). RSUs vest either incrementally or in-full over three years subject to applicable plan and program terms. During first half 2006, we also issued shares of Restricted Stock to our executive officers and other key management personnel as part of their 2005 annual bonus. These shares were fully vested when granted but may not be transferred for two years. We issued Common Stock in first half 2006 primarily for our 2005 profit sharing contribution to eligible employees under our Savings and Protection Plan (Savings Plan). We also issued Common Stock as part of the Company’s “employer match” under the Savings Plan. Shares issued into employee accounts under the Savings Plan vest in accordance with the terms of the Savings Plan, are transferable into other investment electives under the Savings Plan, and cannot be redeemed until employment with the Company terminates. We valued each of the above share-based awards at the fair market value of our Common Stock on the date of grant.

We have estimated forfeiture rates for RSUs currently granted at between 0% and 5%, depending upon the group receiving the grant and the specific terms of the award issued. We recorded a reduction in operating expenses for the cumulative effect of a change in accounting principle of less than $0.2 million upon adoption. This cumulative effect adjustment was recorded to apply an estimated forfeiture rate of 3% to the unvested RSUs which had been issued under the 2005–2007 cycle of our LTCP and which remained unvested and outstanding at December 31, 2005.

In second quarter 2006 and 2005, we recorded share-based compensation expense of $1.6 million and $2.4 million, respectively. In first half 2006 and 2005, we recorded share-based compensation expense of $2.9 million and $5.2 million, respectively. The majority of this expense, for all time periods in both years, related to RSU awards granted to managers under our LTCP.

Share-based compensation prior to January 1, 2006

Prior to the adoption of SFAS No. 123(R), we accounted for share-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-option-based employee compensation cost was reflected in net income, as all effected options had an exercise price equal to the market value of the underlying Common Stock on the date of grant. However, compensation expense was recognized related to Restricted Stock and RSU grants. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-option-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months	Six Months
Net income applicable to common shareholders — as reported	$4,011	$3,129
Add: Stock-based employee compensation expense included in reported net income	2,307	4,975
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,459)	(7,102)
Net Tax Effect	392	724

Net income applicable to common shareholders – pro forma	$3,251	$1,726
Net income per share – as reported – basic	0.07	0.06
Net income per share – as reported – diluted	0.07	0.05
Net income per share – pro forma – basic	0.06	0.03
Net income per share – pro forma – diluted	0.06	0.03

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months	Six months
Expected option life (in years)	4.9	4.9
Risk-free interest rate	3.9%	3.9%
Volatility	80%	80%
Dividend yield	—	—
Weighted average fair value	$12.36	$12.52

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method of accounting for and reporting a change in accounting principle or the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

2. SIGNIFICANT AGREEMENTS AND EVENTS:

Nokia Litigation and Legal Proceedings

In April 2006, InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC) entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement (the Nokia License Agreement) between the parties. Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the Nokia License Agreement was terminated.

We recognized $228 million of revenue related to the Arbitration Settlement Agreement in second quarter 2006 and will recognize $12.5 million in each of the third and fourth quarters of this year.

LG Electronics Inc.

In January 2006, IDCC’s patent holding subsidiaries entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based 2G standards (including TIA-136, GSM, GPRS, and EDGE) and all 3G standards (including WCDMA, TD-SCDMA and cdma2000® technology and its extensions), and infrastructure products compliant with cdma2000® technology and its extensions up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five-year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the patent license agreement.

        Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in first quarter 2007 and 2008, respectively. We have recorded the second installment of $95 million in both accounts receivable and deferred revenue at June 30, 2006, in accordance with our policy to recognize receivables that are due within twelve months. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

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

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement (SLA) required us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We have also provided product training under the SLA and will provide maintenance for a period of three years, beginning January 1, 2006.

We are accounting for portions of these and other technology solution agreements using the percentage-of-completion method. From the inception of these agreements through June 30, 2006, we recognized related revenue of approximately $22.0 million using the percentage-of-completion method, including $1.2 million and $3.0 million in the three and six months ended June 30, 2006, respectively. Our accounts receivable at June 30, 2006 and December 31, 2005 included unbilled amounts of $6.3 million and $4.1 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

Acquisition of Patents

In first half 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

3. INCOME TAXES:

During first half 2006, our effective tax rate of 35.7% consisted of the statutory federal tax rate and the recognition of $1.8 million of foreign tax expense related to foreign source withholding tax payments made in prior years. During first half 2006, we paid $28.5 million and accrued $15.7 million of foreign source withholding taxes and established corresponding deferred tax assets related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.

Excluding any prospective recognition of additional tax credits, we expect to provide for income taxes over the balance of 2006 at a rate equal to our combined federal and state effective rates, which would approximate 35% to 37% under current tax laws, plus an amount for deferred foreign source withholding tax expense, which is dependent, in part, upon licensee royalty reports. Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when, or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified. Due to the incremental contributions to taxable income from a first quarter 2006 license agreement with LG and second quarter 2006 dispute resolution with Nokia, we expect to utilize the majority of our NOLs and make cash tax payments associated with our projected 2006 taxable income. As a result, in second quarter 2006, we made an estimated payment of $23.0 million toward our 2006 federal income taxes.

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

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $14 million of our NOL carryforwards were limited as of December 31, 2005. As a result of these limitations, we will not be able to utilize all of our NOL carryforwards to offset our U.S. federal tax liability in 2006. If we experience an additional more-than-50% cumulative ownership change, the full amount of the NOL carryforward may become subject to annual limitation under IRC Section 382.

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all NOL carryforwards in the computation of our gross deferred tax assets. We also excluded from this computation a portion of the federal research and experimental credits that may be available to us based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, our gross deferred tax assets at June 30, 2006 and December 31, 2005 would have been approximately $10 million greater.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$170,363	54,397	$3.13	$4,011	53,642	$0.07
Effect of dilutive options, warrants and restricted stock units	—	2,731	(0.15)	—	3,148	—

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$170,363	57,128	$2.98	$4,011	56,790	$0.07

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$183,302	54,590	$3.36	$3,129	54,344	$0.06
Effect of dilutive options, warrants and restricted stock units	—	2,768	(0.16)	—	3,455	(0.01)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and restricted stock units	$183,302	57,358	$3.20	$3,129	57,799	$0.05

For the three and six months ended June 30, 2006, options to purchase approximately 0.6 million and 0.7 million shares of Common Stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and six months ended June 30, 2005, options to purchase approximately 2.1 million and 1.9 million shares of Common Stock, respectively were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our Common Stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Nokia

In April 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the Nokia License Agreement). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court (High Court), seeking to challenge three of our TDMA-related patents (UK 2G Proceeding).

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the Nokia License Agreement was terminated.

Pursuant to the UK Settlement Agreement, Nokia has withdrawn its challenge before the High Court in the UK 2G Proceeding. In consideration for the discontinuance of the UK 2G Proceeding, InterDigital agreed (i) not to assert against Nokia the three patents (and related non-UK counterparts) involved in that proceeding, and (ii) Nokia will have a paid-up license for single-mode IS-95 products. The paid-up license and the covenant not to assert became effective upon the discontinuance of the UK 2G Proceeding and Nokia’s withdrawal of its opposition to a related UK amendment application in the UK 2G Proceeding, both of which have occurred.

Nokia UK Proceeding

In July 2005, Nokia filed a claim in the High Court against ITC. Nokia’s claim seeks a declaration that 29 of ITC’s UMTS European patents registered in the UK are not essential IPR for the 3GPP standard using a definition of “essentiality” asserted by Nokia. ITC contends that 24 of these patents are essential under a definition of “essentiality” asserted by ITC. In April 2006, a hearing was held to contest the jurisdiction of the High Court to hear the case. Subsequently, the High Court denied ITC’s claim as to jurisdiction. ITC has appealed the decision as to jurisdiction to the English Court of Appeal which has scheduled a hearing for November 2006. We intend to vigorously defend the claim as to essentiality and are continuing to contest Nokia’s claim for declarations in the High Court. A trial date for the action has been set for a date not before October 15, 2007, at which time the High Court will rule on the definition of “essentiality”.

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

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (MFL) clause in its 1996 patent license agreement with ITC (Samsung Agreement), to have its royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia License Agreement, including its MFL provision. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). In this arbitration proceeding, IDCC and ITC claim that the Ericsson Agreement and the Sony Ericsson Agreement define the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. IDCC and ITC also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. In the arbitration, Samsung has claimed that its obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. Samsung seeks a determination of the amounts owed to InterDigital by Samsung, which Samsung claims to be substantially less than the amount that IDCC and ITC believe is owed. Samsung also claims that there was a novation of the Samsung Agreement such that Samsung is now licensed to IDCC’s CDMA patents, including its 3G patents. If the arbitration panel were to agree with Samsung’s position on Samsung’s alleged CDMA rights, Samsung would be licensed to sell 3G products on the terms set forth in the Nokia License Agreement.

In January 2006, the final evidentiary hearing was held. Post-hearing briefings have been completed and we are awaiting a decision from the ICC Arbitral Tribunal.

Samsung also has asserted that depending on how the arbitration panel decides the arbitration matters, Samsung can: (i) pursuant to a purported “conditional election” made by Samsung in June 2006, substitute the royalty rates under the Nokia License Agreement for a royalty rate that Samsung purports to derive from the Nokia Arbitration Settlement Agreement or, alternatively (ii) elect a subsequent MFL event via the terms of the Samsung Agreement. We disagree with Samsung’s position.

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

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at June 30, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

6. REPURCHASE OF COMMON STOCK:

In first half 2006, our Board of Directors (Board) authorized the repurchase of up to $200 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. The amount and timing of purchases will be based on a variety of factors including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. During second quarter 2006, we repurchased approximately 3.4 million shares at a cost of $100 million. To date in third quarter 2006, we repurchased approximately 1.8 million additional shares at a cost of $50 million.

In first half 2005, we repurchased 2 million shares of our outstanding common stock at a cost of $34.1 million under repurchase programs authorized by our Board in October 2004 and March 2005.

7. COMMON STOCK COMPENSATION PLANS

Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 7.4 million shares of common stock. The Board or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant.

In 2002, the Board approved the 2002 Plan that allows for the granting of incentive and non-qualified options, as well as other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2002 Plan, the option price cannot be less than 100% of fair market value of the Common Stock at the date of grant. In addition, unless otherwise modified, no awards may be granted under the 2002 Plan after the close of business on March 31, 2012.

Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price
		Number	Price Range
BALANCE AT DECEMBER 31, 2005	913	7,926	$0.01-39.00	$13.93
Granted	—	—	$0.00-0.00	$—
Canceled	7	(7)	$15.72- 39.00	$26.61
Exercised	—	(2,475)	$4.38-31.25	$11.44

BALANCE AT JUNE 30, 2006	920	5,444	$0.01-39.00	$15.05

The following table summarizes information regarding the stock options outstanding at June 30, 2006 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.44	809	2.48	$5.09	809	$5.09
$ 5.50 - 9.00	562	8.55	7.28	562	7.28
$ 9.03 - 9.60	609	5.49	9.59	609	9.59
$ 9.76 - 11.63	666	11.30	10.78	666	10.78
$ 11.64 - 13.19	729	5.04	12.48	729	12.48
$ 13.25 - 17.13	592	5.50	15.82	592	15.82
$ 17.26 - 24.30	545	6.80	20.03	545	20.03
$ 24.36 - 31.81	380	5.33	25.87	380	25.87
$ 34.13 - 39.00	552	3.54	38.89	552	38.89

$ 0.01 - 39.00	5,444	5.93	$15.05	5,444	$15.05

*	We currently have approximately 232,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under Pre-existing Plans. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $5.75 and $11.63.

At June 30, 2006, we had 4.9 million options outstanding which had exercise prices less than the fair market value of the Company’s Common Stock at that date. These options had an aggregate intrinsic value of approximately $110 million based on the Company’s June 30, 2006 closing stock price and would have generated $60.9 million of cash proceeds to the Company if they had been fully exercised.

Common Stock Warrants

As of June 30, 2006, we had warrants outstanding to purchase 80,000 of Common Stock at an exercise price of $7.63 per share. These warrants are exercisable and will expire in September 2006. The exercise price and number of shares of Common Stock to be obtained upon exercise of these warrants are subject to adjustment under conditions specified in the warrant certificate.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of June 30, 2006 and December 31, 2005 we had issued 2.2 million and 2.0 million shares, respectively, of Restricted Stock and RSUs under the 1999 Plan. The related compensation expense has been, and will continue to be, amortized over vesting periods that are generally from 1 to 5 years. At June 30, 2006 and December 31, 2005, we had unrecognized compensation cost related to share-based awards of $7.1 million and $5.8 million, respectively. We expect to amortize the unrecognized compensation cost at June 30, 2006 over a weighted average period of 3.4 years using an accelerated method.

We grant RSUs as an element of compensation to all of our employees. These awards vest over three years, depending upon job level, according to the following schedules:

	Year 1	Year 2	Year 3
Employees below manager level	33%	33%	34%
Managers and technical equivalents	25%	25%	50%
Senior officers	0%	0%	100%

Information with respect to unvested RSU’s under the above plan is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	814	$21.67
Granted	195	19.70
Forfeited	(18)	20.08
Vested	(335)	19.42

Balance at June 30, 2006	656	$22.43

8. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2006	2005
Net income	$170,363	$4,011
Unrealized (loss) gain on investments	(25)	97

Total comprehensive income	$170,338	$4,108

	For the Six Months Ended June 30,
	2006	2005
Net income	$183,302	$3,129
Unrealized gain (loss) on investments	9	(36)

Total comprehensive income	$183,311	$3,093

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Litigation Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the three and six months ended June 30, 2006.

Nokia Litigation and Legal Proceedings

In April 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the Nokia License Agreement). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the Nokia License Agreement was terminated.

We recognized $228 million of revenue related to the Arbitration Settlement Agreement in second quarter 2006 and will recognize $12.5 million in each of the third and forth quarters of this year.

New Material Patent License Agreement

In January 2006, IDCC’s patent holding subsidiaries entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based 2G standards (including TIA-136, GSM, GPRS, and EDGE) and all 3G standards (including WCDMA, TD-SCDMA and cdma2000® technology and its extensions), and infrastructure products compliant with cdma2000® technology and its extensions, up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included in the patent license agreement.

Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in first quarter 2007 and 2008, respectively. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

Repurchase of Common Stock

In first half 2006, our Board of Directors (Board) authorized the repurchase of up to $200 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. The amount and timing of purchases are based on a variety of factors, including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. During second quarter 2006, we repurchased approximately 3.4 million shares at a cost of $100 million. To date in third quarter 2006, we repurchased approximately 1.8 million additional shares at a cost of $50 million.

In first half 2005, we repurchased 2 million shares of our outstanding common stock at a cost of $34.1 million under repurchase programs authorized by our Board in October 2004 and March 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2005 Form 10-K other than our adoption of SFAS No. 123(R).

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method of accounting for and reporting a change in accounting principle or the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $303.2 million in the six month period ended June 30, 2006 (first half 2006) compared to $20.0 million in the six month period ended June 30, 2005 (first half 2005). The positive operating cash flow in first half 2006 arose principally from receipts of approximately $436.5 million related to 2G and 3G patent licensing agreements. These receipts included $253 million from Nokia, $95 million from LG, $45.4 million of current royalty payments from existing licensees and $43.2 million of new prepayments or fixed fee payments from existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $59.2 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal tax payment of $23 million and changes in working capital during first half 2006. The positive operating cash flow in first half 2005 arose principally from receipts of approximately $72.5 million from patent licensing agreements. This included approximately $27.9 million from Sony Ericsson, the majority of which represents a new prepayment under our 2003 patent license agreement, $15.1 million from Sharp Corporation of Japan (Sharp) related to our 2G and 3G patent license agreements, $19.0 million from NEC Corporation of Japan (NEC) associated with our 3G patent license agreement, and approximately $10.5 million from other licensees related to their respective patent license agreements, including $6.4 million related to a new prepayment under an existing 3G patent license agreement. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $58.0 million, and changes in working capital during first half 2005.

Our combined short-term and long-term deferred revenue balance at June 30, 2006 was approximately $276.5 million, an increase of $185.3 million from December 31, 2005. In first half 2006, we recorded gross increases in deferred revenue of approximately $286.2 million, $190 million of which related to payments either received or due from LG, $50.0 million related to the portion of the Nokia payment allocated to 2006 for accounting purposes, and approximately $41.3 million related to new prepayments from three other existing licensees. In first half 2006, we collected the first $95 million payment from LG and recorded $95 million in accounts receivable relating to LG’s second payment obligation due in first quarter 2007. In accordance with our policy for recording long-term receivables from patent license agreements, we will defer recognition in accounts receivable of LG’s third $95 million payment obligation, which is due in first quarter 2008, until twelve months prior to its due date. The gross increases in deferred revenue were offset, in part, by first half 2006 deferred revenue recognition of approximately $65.0 million related to the amortization of fixed-fee royalty payments and approximately $23.7 million from first half 2006 per-unit exhaustion of prepaid royalties based upon royalty reports provided by our licensees. We have no material obligations associated with our deferred revenue balances.

Based on current license agreements, we expect the amortization of fixed-fee royalty payments over the remaining two quarters of 2006 to reduce the June 30, 2006 deferred revenue balance of $276.5 million by $66.3 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

In first half 2006, we used $44.6 million in investing activities. In first half 2005, our investing activities provided $8.4 million. This change was driven principally by higher cash receipts. We purchased $30.1 million of short-term marketable securities, net of sales, in first half 2006. We sold $28.1 million of short-term marketable securities, net of purchases, in first half 2005. This change resulted from our investment of large cash receipts from operating activities in first half 2006. Purchases of property and equipment increased to $4.5 million in first half 2006 from $3.0 million in first half 2005 due to continued investment in development tools and our engineering information system network. Investment costs associated with patents increased from $8.6 million in first half 2005 to $10.0 million in first half 2006. This increase reflects a higher level of patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions. In first half 2005, we also invested approximately $8.0 million to acquire patents and intellectual property.

Net cash used in financing activities in first half 2006 was $57.6 million compared to $32.3 million in first half 2005. This increase was primarily due to our investment of $100 million to repurchase outstanding shares of our Common Stock in first half 2006 compared to an investment of $34.1 million for the same purpose in 2005. We received proceeds from option and warrant exercises of $28.3 million and $1.9 million in first half 2006 and 2005, respectively. In first half 2006, we recorded a tax benefit related to the exercise of options of $14.3 million that reduces our federal income tax liability.

We had 4.9 million and 6.3 million options outstanding at June 30, 2006 and December 31, 2005, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $60.9 million and $63.5 million of cash proceeds to the Company if they had been fully exercised.

As of June 30, 2006, we had $336.8 million of cash, cash equivalents and short-term investments, compared to $105.7 million at December 31, 2005. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $142.7 million at June 30, 2006 from $39.9 million at December 31, 2005. This $102.8 million increase is primarily due to a $95.6 million increase in accounts receivable, a $4.4 million increase in our short-term deferred tax assets and $9.4 million decrease in accrued compensation and related expenses, partly offset by a $7.8 million increase in foreign and domestic taxes payable. Accounts receivable increased due to the recognition of LG’s second $95 million payment obligation due first quarter 2007 under our January 2006 license agreement. Short-term deferred tax assets increased primarily as a result of the recognition of U.S. foreign tax credits we expect to receive associated with foreign withholding tax payments made in connection with cash receipts from LG and Nokia. Accrued compensation and related expenses decreased due to our payment of the 2005 year-end bonus and the 2004–2005 performance-based cash incentive under our long-term compensation program (LTCP). Foreign and domestic taxes payable increased due to accruals of both foreign source withholding taxes, related to LG’s second $95 million payment, and U.S. income taxes payable.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (Credit Agreement). Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of June 30, 2006, we had no amounts outstanding under the Credit Agreement. As of June 30, 2006, we were in compliance with our covenants under the Credit Agreement and continue to be through the date of this filing.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in second half 2006. We are capable of supporting these and other near-term operating cash requirements, including the balance of our current share repurchase program, through cash and short-term investments on hand, other operating funds such as patent license royalty payments or funds from the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, Litigation and Legal Proceedings, Federal) should not prevent us from supporting our operating requirements in the near-term. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

Second Quarter 2006 Compared to Second Quarter 2005

Revenues

	Second Quarter 2006	Second Quarter 2005
Per-unit royalty revenue	$34.4	$25.5
Fixed-fee and amortized royalty revenue	20.5	7.6

Recurring patent licensing royalties	54.9	33.1
Past infringement and other non-recurring royalties	240.0	—

Total patent licensing royalties	294.9	33.1
Technology solution revenue	1.7	5.5

Total Revenue	$296.6	$38.6

In second quarter 2006, revenues increased to $296.6 million from $38.6 million in second quarter 2005. This increase was driven by both the recognition of $228.0 million and $12.0 million, related to resolution of patent licensing matters with Nokia and Panasonic, respectively, and higher recurring patent license royalties. The increase in recurring patent license royalties was related to new agreements signed subsequent to second quarter 2005 with LG and Kyocera Corporation (Kyocera) as well as new or higher contributions from other existing licensees, including Panasonic.

Technology solution revenue decreased in second quarter 2006 to $1.7 million from $5.5 million in second quarter 2005 as contributions from HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon partially offset the decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), supporting a program for the U.S. military.

In second quarter 2006, 77% of our total revenue, or $228 million, was associated with the resolution of a patent licensing matter with Nokia. Of the remaining 23%, or $68.6 million, 73% was from companies that individually accounted for 10% or more of this amount and included Panasonic (23%), LG (21%), NEC (17%) and Sharp (12%). In second quarter 2005, 70% of our total revenue was related to NEC (36%), Sharp (20%) and General Dynamics (14%).

Operating Expenses

Operating expenses increased 11% to $35.9 million in second quarter 2006 from $32.5 million in second quarter 2005. The $3.4 million increase was due to net changes in the following items (in millions):

Increase/(Decrease)
Commissions	$2.9
Long-term compensation program (LTCP)	1.7
Patent maintenance and amortization	0.9
Other personnel related costs	0.4
Other	0.5
Patent litigation and arbitration	(1.8)
Executive severance	(1.2)

Total Increase in Operating Expense	$3.4

The increase in commissions is associated with elevated patent license royalty revenue. Our LTCP costs increased from the prior year due to an adjustment to reduce our LTCP cash-incentive accrual in second quarter 2005. Patent maintenance and amortization costs increased due to continued increases in the number and carrying value of our patents. We also experienced other increases in operating expense in second quarter 2006 due to our ongoing product initiatives. The increases in operating expenses in second quarter 2006 were offset, in part, by a decrease in patent litigation and arbitration costs from $5.6 million to $3.8 million, resulting from lower activity levels in second quarter 2006 and a decrease in severance costs from the prior year due to second quarter 2005 changes in our executive management.

The following table summarizes the change in operating expenses by category (in millions):

	Second Quarter 2006	Second Quarter 2005	(Decrease) Increase
Sales and marketing	$1.5	$1.5	$—	—%
General and administrative	5.7	5.9	(0.2)	(3)
Patents administration and licensing	12.8	10.1	2.7	27
Development	15.9	15.0	0.9	6

Total Operating Expense	$35.9	$32.5	$3.4	11%

Sales and Marketing Expense: Activity and expense levels were comparable to second quarter 2005.

General and Administrative Expense: The decrease relates to the net effect of amounts recorded in second quarter 2005 related to executive severance costs and an adjustment to reduce our LTCP accrual.

Patents Administration and Licensing Expense: The increase reflects the net effect of the above-noted items related to patent arbitration and litigation costs, commissions, patent maintenance and amortization expenses, and the LTCP accrual adjustment in second quarter 2005.

Development Expense: The increase is due to an adjustment to reduce our LTCP accrual in second quarter 2005.

Interest and Investment Income, Net

Net interest and investment income of $3.9 million in second quarter 2006 increased $3.2 million or 478% from $0.7 million in second quarter 2005. The increase resulted from both higher investment balances and higher rates of return in second quarter 2006.

Income Taxes

Our second quarter 2006 tax expense of $94.2 million consisted of the statutory federal tax rate and the recognition of $1.6 million of foreign tax expense related to foreign source withholding tax payments made in prior years. Second quarter 2005 tax expense of $2.8 million included non-cash charges for both federal income taxes and non-U.S. withholding taxes of $2.3 million and $0.5 million, respectively.

First Half 2006 Compared to First Half 2005

Revenues

	First Half 2006	First Half 2005
Per-unit royalty revenue	$64.5	$48.7
Fixed-fee and amortized royalty revenue	40.0	15.2

Recurring patent licensing royalties	104.5	63.9
Past infringement and other non-recurring royalties	240.0	—

Total patent licensing royalties	344.5	63.9
Technology solution revenue	3.7	10.2

Total Revenue	$348.2	$74.1

First half 2006 revenues increased to $348.2 million from $74.1 million in first half 2005. This increase was driven by both the recognition of $228.0 million and $12.0 million related to resolution of patent licensing matters with Nokia and Panasonic, respectively, and higher recurring patent license royalties. The increase in recurring patent license royalties was related to new agreements signed subsequent to first half 2005 with LG and Kyocera, as well as new or higher contributions from other existing licensees, including Panasonic.

Technology solution revenue decreased in first half 2006 to $3.7 million from $10.2 million in first half 2005 as contributions from HSDPA technology programs with Philips and Infineon partially offset a decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics supporting a program for the U.S. military.

In first half 2006, 65% of our total revenue, or $228 million, was associated with the resolution of a patent licensing matter with Nokia. Of the remaining 35%, or $120.2 million, 68% was from companies that individually accounted for 10% or more of this amount and included LG (21%), NEC (19%), Sharp (15%) and Panasonic (13%). In first half 2005, 81% of our total revenue was related to NEC (34%), Sharp (23%), General Dynamics (14%) and Sony Ericsson (10%).

Operating Expenses

Operating expenses of $68.8 million in first half 2006 were level with first half 2005.

Increase/(Decrease)
Commissions	$3.6
Patent maintenance and amortization	1.4
Other personnel related costs	1.0
Other	0.1
Patent litigation and arbitration	(4.3)
Executive Severance	(1.2)
Long-term compensation program (LTCP)	(0.5)

Total Increase in Operating Expense	$0.1

The increase in commissions was associated with elevated patent license royalty revenue. Patent maintenance and amortization costs increased due to continued increases in the number and carrying value of our patents. We also experienced increases in personnel related costs and other operating expense in first half 2006 due to our ongoing product initiatives. Patent litigation and arbitration costs of $7.7 million in first half 2006 decreased as a result of lower litigation and arbitration activity levels, and severance costs decreased due to first half 2005 changes in our executive management, respectively. LTCP costs decreased due to the effect of overlapping cycles in first half 2005.

The following table summarizes the change in operating expenses by category (in millions):

	First Half 2006	First Half 2005	(Decrease) Increase
Sales and marketing	$3.4	$3.8	$(0.4)	(11)%
General and administrative	10.7	12.5	(1.8)	(14)
Patents administration and licensing	22.8	21.3	1.5	7
Development	31.9	31.1	0.8	3

Total Operating Expense	$68.8	$68.7	$0.1	—%

Sales and Marketing Expense: The decrease was primarily associated with lower LTCP costs in first half 2006 due to the effect of overlapping cycles in first half 2005.

General and Administrative Expense: The effect of executive severance costs in first half 2005 ($1.2 million) and a $0.3 million decrease in directors and officers insurance premiums contributed 84% of the decrease in general and administrative costs.

Patents Administration and Licensing Expense: The increase primarily reflects higher personnel costs and the net effect of the above-noted items related to patent arbitration and litigation costs, commissions and patent maintenance and amortization expenses.

Development Expense: The increase in development costs in first half 2006 was due to a variety of expenses associated with our ongoing product initiatives.

Interest and Investment Income, Net

Net interest and investment income of $5.4 million in first half 2006 increased $3.9 million or 270% from $1.5 million in first half 2005. The increase resulted from higher investment balances and higher rates of return on our investments in first half 2006.

Income Taxes

Our first half 2006 tax expense of $101.6 million consisted of the statutory federal tax rate and the recognition of $1.8 million of foreign tax expense related to foreign source withholding tax payments made in prior years. First half 2005 tax expense of $3.7 million included non-cash charges for both federal income taxes and non-U.S. withholding taxes of $2.3 million and $1.4 million, respectively.

Expected Trends

We will provide guidance on third quarter 2006 revenue shortly, after we receive and review the applicable royalty reports and update our forecasts on anticipated revenue from work associated with technology solution agreements. We anticipate that third quarter 2006 operating expenses, excluding patent arbitration or litigation costs, will grow by 2% to 4% over second quarter 2006, reflecting investment in our dual mode terminal unit ASIC offering. We also currently expect that third quarter 2006 patent arbitration and litigation costs will be between $4 million and $6 million. Lastly, we expect that our book tax rate for third quarter 2006 will approximate 35% to 37%.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “anticipate,” “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “should not,” “anticipate,” “future” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) the amortization of fixed-fee royalty payments over the remaining two quarters of 2006 reducing our June 30, 2006 deferred revenue balance; (ii) additional reductions to deferred revenue; (iii) modest growth in operating cash needs in second half 2006; (iv) our ability to support our near-term operating cash requirements; (v) the impact of any adverse resolution in our dispute with Federal on our ability to meet our near-term operating requirements; (vi) our needs and plans with respect to additional financing or the sale of debt or equity securities; and (vii) our operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for third quarter 2006.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A - Risk Factors,” and in our Form 10-K for the year ended December 31, 2005, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2005 Form 10-K.

Item 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Nokia

In April 2006, InterDigital Communications Corporation (IDCC) and ITC entered into agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement, the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the Nokia License Agreement). Pursuant to the UK Settlement Agreement, Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court (High Court), seeking to challenge three of our TDMA-related patents (UK 2G Proceeding).

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the Nokia License Agreement was terminated.

Pursuant to the UK Settlement Agreement, Nokia has withdrawn its challenge before the High Court in the UK 2G Proceeding. In consideration for the discontinuance of the UK 2G Proceeding, InterDigital agreed (i) not to assert against Nokia the three patents (and related non-UK counterparts) involved in that proceeding, and (ii) Nokia will have a paid-up license for single-mode IS-95 products. The paid-up license and the covenant not to assert became effective upon the discontinuance of the UK 2G Proceeding and Nokia’s withdrawal of its opposition to a related UK amendment application in the UK 2G Proceeding, both of which have occurred.

Nokia UK Proceeding

In July 2005, Nokia filed a claim in the High Court against ITC. Nokia’s claim seeks a declaration that 29 of ITC’s UMTS European patents registered in the UK are not essential IPR for the 3GPP standard using a definition of “essentiality” asserted by Nokia. ITC contends that 24 of these patents are essential under a definition of “essentiality” asserted by ITC. In April 2006, a hearing was held to contest the jurisdiction of the High Court to hear the case. Subsequently, the High Court denied ITC’s claim as to jurisdiction. ITC has appealed the decision as to jurisdiction to the English Court of Appeal which has scheduled a hearing for November 2006. We intend to vigorously defend the claim as to essentiality and are continuing to contest Nokia’s claim for declarations in the High Court. A trial date for the action has been set for a date not before October 15, 2007, at which time the High Court will rule on the definition of “essentiality”.

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

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (MFL) clause in its 1996 patent license agreement with ITC (Samsung Agreement), to have its royalty obligations commencing January 1, 2002 for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia License Agreement, including its MFL provision. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia License Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce against IDCC and ITC regarding Samsung’s royalty obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration). In this arbitration proceeding, IDCC and ITC claim that the Ericsson Agreement and the Sony Ericsson Agreement define the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. IDCC and ITC also seek a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that the Nokia License Agreement dictates only Samsung’s royalty obligations and most favored licensee rights for those TDMA products licensed under the Samsung Agreement. In the arbitration, Samsung has claimed that its obligations are not defined by the Ericsson Agreement, the Sony Ericsson Agreement, or the Final Award in the Nokia arbitration. Samsung seeks a determination of the amounts owed to InterDigital by Samsung, which Samsung claims to be substantially less than the amount that IDCC and ITC believe is owed. Samsung also claims that there was a novation of the Samsung Agreement such that Samsung is now licensed to IDCC’s CDMA patents, including its 3G patents. If the arbitration panel were to agree with Samsung’s position on Samsung’s alleged CDMA rights, Samsung would be licensed to sell 3G products on the terms set forth in the Nokia License Agreement.

In January 2006, the final evidentiary hearing was held. Post-hearing briefings have been completed and we are awaiting a decision from the ICC Arbitral Tribunal.

Samsung also has asserted that depending on how the arbitration panel decides the arbitration matters, Samsung can: (i) pursuant to a purported “conditional election” made by Samsung in June 2006, substitute the royalty rates under the Nokia License Agreement for a royalty rate that Samsung purports to derive from the Nokia Arbitration Settlement Agreement or, alternatively (ii) elect a subsequent MFL event via the terms of the Samsung Agreement. We disagree with Samsung’s position.

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

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at June 30, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

Item 1A. RISK FACTORS.

There have been no material changes in our risk factors as previously described in our 2005 Form 10-K with the exception of the following changes:

(i)The Company’s resolution of its patent royalty dispute with Nokia eliminates, as an important risk factor, our inability to collect royalties on sales of Nokia’s 2G products; and

(ii) The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms as well as Imposed International Patent Rules May Impact Our Patent Prosecution and Licensing Strategies. A Recent U.S. Supreme Court Ruling Clarifying the Standard for Granting Injunctive Relief in Patent Infringement Cases Could Impact Our Licensing Related to Our U.S. Patents:

Changes to domestic patent laws and regulations may occur in the future. Specifically, the USPTO has proposed modifications to the current U.S. patent rules such that it could change, in addition to other topics, the patent application continuation practice, which may impact patent costs and the potential scope of future patent coverage. The U.S. Congress is also reviewing select patent laws which may require us to re-evaluate and modify our patent prosecution strategies in the future. Changes to foreign patent practice have also been imposed by the European Patent Office which also may limit our ability to file divisional applications. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes. In addition, a recent U.S. Supreme Court ruling has clarified the standard for the granting of permanent injunctive relief in patent infringement cases involving U.S. patents. Depending on how lower courts interpret this ruling for any applicable matters in which we are involved, the ruling could impact our ability to pursue and obtain injunctive relief against infringers of certain of our intellectual property rights and could impact our licensing and litigation settlement strategies with respect to U.S. patents.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during second quarter 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	855,988	$23.3647	855,988	$79,982,892
May 1, 2006 - May 31, 2006	—	$—	—	$179,982,893
June 1, 2006 - June 30, 2006	2,525,927	$31.6715	2,525,927	$100,000,029	(2)

Total	3,381,915	$29.5690	3,381,915	$100,000,029	(2)

(1)

In March 2006, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding Common Stock from time-to-time through open-market purchases, prearranged plans or privately negotiated transactions (Repurchase Program). The amount and timing of purchases will be based on a variety of factors including share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. In May 2006, we announced that the Board of Directors expanded the Repurchase Program, by an additional $100 million, to a total of $200 million.

(2)	Represents the maximum remaining investment to repurchase shares as of June 30, 2006. As of the date of this filing on Form 10-Q, we have repurchased 5.2 million shares of our Common Stock under the Repurchase Program, at a total cost of approximately $150 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 2006 Annual Meeting of Shareholders (the Meeting) held on June 1, 2006, our Shareholders elected Messrs. D. Ridgely Bolgiano and William J. Merritt as directors of the Company, approved a non-binding Shareholder proposal regarding the annual election of directors, and ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2006. Our Shareholders elected Mr. Bolgiano as a director by a vote of 50,567,825 shares in favor and 1,218,431 shares withheld. Our Shareholders elected Mr. Merritt as a director by a vote of 50,679,375 shares in favor and 1,106,881 shares withheld. Messrs. Harry G. Campagna, Steven T. Clontz, Edward B. Kamins, Robert S. Roath, Robert W. Shaner, and Alan P. Zabarsky also continue to serve their terms as directors of the Company. The vote approving the shareholder proposal to elect directors on an annual basis was 16,811,574 shares in favor, 7,066,374 shares against, 276,228 shares abstaining and 27,632,080 broker non-votes. The vote ratifying the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the year ending December 31, 2006 was 51,234,245 shares in favor, 380,071 shares against, 171,940 shares abstaining and no broker non-votes.

Item 6. EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.83*	Arbitration Settlement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated April 26, 2006.

†10.84	Employment Agreement by and between InterDigital Communications Corporation and James Nolan dated May 16, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: August 7, 2006	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: August 7, 2006	/s/ R.J. FAGAN
Richard J. Fagan
Chief Financial Officer