Form 10-Q
period 2006-09-30
INTERDIGITAL COMMUNICATIONS CORP
filed 2006-11-09
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	52,605,944
Class	Outstanding at November 1, 2006

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

i

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

IPR

Intellectual Property Right.

ITC

“InterDigital Technology Corporation,” a wholly-owned Delaware subsidiary of InterDigital Communications Corporation.

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

ii

TIA/EIA-95

A 2G CDMA standard.

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

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,591	$27,877
Short-term investments	82,585	77,831
Accounts receivable	110,579	19,534
Deferred tax assets	26,690	42,103
Prepaid and other current assets	22,742	8,370

Total current assets	464,187	175,715

PROPERTY AND EQUIPMENT, NET	14,844	10,660
PATENTS, NET	67,109	59,516
DEFERRED TAX ASSETS	26,082	48,681
OTHER NON-CURRENT ASSETS	16,175	4,965

	124,210	123,822

TOTAL ASSETS	$588,397	$299,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$370	$350
Accounts payable	15,962	7,163
Accrued compensation and related expenses	9,085	17,040
Deferred revenue	88,059	20,055
Taxes payable	15,806	160
Other accrued expenses	7,581	5,766

Total current liabilities	136,863	50,534
LONG-TERM DEBT	1,293	1,572
LONG-TERM DEFERRED REVENUE	156,097	71,193
OTHER LONG-TERM LIABILITIES	4,515	1,924

TOTAL LIABILITIES	298,768	125,223

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.01 par value, 100,000 shares authorized, 63,994 and 60,537 shares issued and 52,253 and 54,031 shares outstanding	640	605
Additional paid-in capital	437,927	377,648
Retained Earnings (Accumulated Deficit)	95,120	(109,839)
Accumulated other comprehensive loss	(46)	(192)

	533,641	268,222
Treasury stock, 11,741 and 6,506 shares of common held at cost	244,012	93,908

Total shareholders’ equity	289,629	174,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$588,397	$299,537

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
REVENUES	$67,175	$48,538	$415,398	$122,636

OPERATING EXPENSES:
Sales and marketing	1,671	1,798	5,056	5,615
General and administrative	5,045	5,420	15,761	17,898
Patents administration and licensing	13,299	14,695	36,085	36,022
Development	16,805	15,610	48,702	46,704
Repositioning	—	849	—	849

	36,820	38,372	105,604	107,088

Income from operations	30,355	10,166	309,794	15,548
OTHER INCOME:
Interest and investment income, net	4,082	779	9,504	2,246

Income before income taxes	34,437	10,945	319,298	17,794
INCOME TAX PROVISION	(12,780)	(4,419)	(114,339)	(8,139)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$21,657	$6,526	$204,959	$9,655

NET INCOME PER COMMON SHARE - BASIC	$0.41	$0.12	$3.81	$0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	52,209	53,611	53,788	54,097

NET INCOME PER COMMON SHARE - DILUTED	$0.40	$0.11	$3.65	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	54,543	57,089	56,189	57,663

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,959	$9,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,162	8,426
Deferred revenue recognized	(148,116)	(43,647)
Increase in deferred revenue	301,024	46,105
Deferred income taxes	38,012	8,038
Non-cash compensation	5,812	7,657
Non-cash repositioning charges	—	156
(Increase) decrease in deferred charges	(11,461)	838
Other	245	25
(Increase) decrease in assets:
Receivables	(91,045)	(3,193)
Other current assets	(11,603)	1,554
Increase (decrease) in liabilities:
Accounts payable	5,530	(508)
Accrued compensation	(5,004)	106
Accrued taxes payable	15,756	—
Other accrued expenses	1,571	2,421

Net cash provided by operating activities	315,842	37,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(127,836)	(95,676)
Sales of short-term investments	123,176	138,538
Purchases of property and equipment	(7,329)	(4,006)
Capitalized patent costs	(14,053)	(12,543)
Acquisition of patents	—	(8,050)

Net cash (used) provided by investing activities	(26,042)	18,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants	35,856	3,752
Payments on long-term debt, including capital lease obligations	(259)	(243)
Repurchase of Common Stock	(150,104)	(34,085)
Tax benefit from stock options	18,421	—

Net cash used by financing activities	(96,086)	(30,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	193,714	25,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,877	15,737

CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,591	$41,057

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of September 30, 2006, and the results of our operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.

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

There have been no material changes in our existing accounting policies from the disclosures included in our 2005 Form 10-K, except as follows:

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted the accounting provisions of SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock - Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We have elected to adopt the new rules using the modified-prospective method. Under the modified-prospective method, prior periods are not revised for comparative purposes. The adoption of SFAS No. 123(R) did not have a material impact on our statement of operations. As a result of the application of this standard, in our consolidated statement of cash flows for the nine months ended September 30, 2006, we classified a $18.4 million tax benefit associated with the exercise of stock options within cash flows from financing activities. Prior to the adoption of SFAS No. 123(R) we classified such tax benefits, if any, within cash flows from operating activities.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS No. 123(R), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Under this pronouncement, we have until December 2006 to elect, as provided in this pronouncement, an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative method provides a simplified computation to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of employee share-based compensation. Any positive balance in the APIC pool would be available to absorb tax shortfalls (which occur when tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2006, we issued the following share-based awards (units/shares in thousands):

	Three months	Nine months
Restricted Stock Units (RSUs)*	13	207
Restricted Stock	—	17
Common Stock	—	24

Total share-based awards	13	248

*	The number of RSUs presented in this table does not reflect the impact of the third quarter exchange of 56,000 time-based RSUs for an equal number of performance-based RSUs.

During first nine months 2006, we granted RSUs to all non-management personnel and, under our Long-Term Compensation Program (LTCP), we also granted RSUs to newly hired or promoted members of management. RSUs vest either incrementally or in-full over three years subject to applicable plan and program terms. During first nine months 2006, we also issued shares of restricted stock to our executive officers and other key management personnel as part of their 2005 annual bonus. These shares were fully vested when granted but may not be transferred for two years. We issued common stock in 2006 to satisfy our accrued obligation of $0.4 million related to our 2005 profit sharing contribution to eligible employees under our Savings and Protection Plan (Savings Plan). We valued this share-based award at the fair market value of our common stock on the date of grant.

In third quarter 2006, eighteen members of our senior management voluntarily exchanged approximately 56,000 time-based RSUs for an equal number of performance-based RSUs. The Company may ultimately satisfy these RSUs through the issuance of between zero and 168,000 shares depending upon senior management’s performance against specified goals. If the performance exceeds current expectations, the Company would issue up to 112,000 additional shares to satisfy the outstanding performance-based RSUs and recognize related incremental compensation expense of up to $3.3 million.

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

In third quarter 2006 and 2005, we recorded share-based compensation expense of $2.9 million and $2.4 million, respectively. In first nine months 2006 and 2005, we recorded share-based compensation expense of $5.8 million and $7.7 million, respectively. The majority of this expense, for both years, related to RSU awards granted to managers under our LTCP. Share-based compensation expense for the three and nine months ended September 30, 2006 also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants in 1998 to two non-employee, non-director consultants. We previously accounted for these grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method.

Share-based compensation prior to January 1, 2006

Prior to the adoption of SFAS No. 123(R), we accounted for share-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-option-based employee compensation cost was reflected in net income, as all effected options had an exercise price equal to the market value of the underlying common stock on the date of grant. However, compensation expense was recognized related to restricted stock and RSU grants. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-option-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	2005
	Three months	Nine Months
Net income applicable to Common Shareholders — as reported	$6,526	$9,655
Add: Stock-based employee compensation expense included in reported net income	2,424	7,657
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,945)	(10,305)
Net Tax Effect	177	901

Net income applicable to Common Shareholders – pro forma	$6,182	$7,908
Net income per share – as reported – basic	$0.12	$0.18
Net income per share – as reported – diluted	$0.11	$0.17
Net income per share – pro forma – basic	$0.12	$0.15
Net income per share – pro forma – diluted	$0.11	$0.14

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005
	Three months	Nine months
Expected option life (in years)	4.9	4.9
Risk-free interest rate	4.1%	4.0%
Volatility	78%	78%
Dividend yield	—	—
Weighted-average fair value	$13.02	$12.63

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. We do not expect this guidance to have a material impact on our financial condition or results of operations.

2. SIGNIFICANT AGREEMENTS AND EVENTS:

Nokia Litigation and Legal Proceedings

In April 2006, InterDigital Communications Corporation (IDCC) and InterDigital Technology Corporation (ITC) entered into two principle agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement (Arbitration Settlement Agreement), the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement (the Nokia License Agreement) between the parties. Pursuant to a second agreement (UK Settlement Agreement), Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

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

We recognized $228 million of revenue related to the Arbitration Settlement Agreement in second quarter 2006, $12.5 million in third quarter 2006, and will recognize $12.5 million in fourth quarter 2006.

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

Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in first quarter 2007 and 2008, respectively. We have recorded the second installment of $95 million in both accounts receivable and deferred revenue at September 30, 2006, in accordance with our policy to recognize receivables that are due within twelve months. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

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

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement, as amended as of October 2006 (SLA) required us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We have also provided product training under the SLA and will provide limited engineering support through September 2007.

We are accounting for portions of these and other technology solution agreements using the percentage-of-completion method. From the inception of these agreements through September 30, 2006, we recognized related revenue of approximately $22.7 million using the percentage-of-completion method, including $0.8 million and $3.8 million in the three and nine months ended September 30, 2006, respectively. Our accounts receivable at September 30, 2006 and December 31, 2005 included unbilled amounts of $4.4 million and $4.1 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

Acquisition of Patents

In first nine months 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

3. INCOME TAXES:

During first nine months 2006 our tax expense consisted of a 35 percent provision for federal income taxes plus $2.2 million of non-U.S. withholding taxes. First nine months 2005 tax expense of $8.1 million included non-cash charges for both federal income taxes and non-U.S. withholding taxes of $6.4 million and $1.7 million, respectively.

During first nine months 2006, we paid $28.5 million and accrued $15.8 million of foreign source withholding taxes and established corresponding deferred tax assets related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.

Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when, or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified. Due to the incremental contributions to taxable income from a first quarter 2006 license agreement with LG and second quarter 2006 dispute resolution with Nokia, we expect to utilize the majority of our NOLs and make cash tax payments associated with our projected 2006 taxable income. As a result, in second quarter 2006, we made an estimated payment of $23.0 million toward our 2006 federal income taxes. Subsequent to making this estimated payment, we elected to modify tax methods related to tax recognition of revenue that will defer taxable income to later periods. This will result in a partial refund of this estimated payment in 2007. At September 30, 2006 our prepaid and other current assets includes approximately $9.3 million related to this expected refund.

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

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all NOL carryforwards in the computation of our gross deferred tax assets. We also excluded from this computation a portion of the federal research and experimental credits that may be available to us based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, our gross deferred tax assets at September 30, 2006 and December 31, 2005 would have been approximately $10 million greater.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$21,657	52,209	$0.41	$6,526	53,611	$0.12
Effect of dilutive options, warrants and RSUs	—	2,334	(0.01)	—	3,478	(0.01)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$21,657	54,543	$0.40	$6,526	57,089	$0.11

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$204,959	53,788	$3.81	$9,655	54,097	$0.18
Effect of dilutive options, warrants and RSUs	—	2,401	(0.16)	—	3,566	(0.01)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$204,959	56,189	$3.65	$9,655	57,663	$0.17

For the three and nine months ended September 30, 2006, options to purchase approximately 0.6 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2005, options to purchase approximately 1.7 million and 1.8 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (MFL) clause in its 1996 patent license agreement (Samsung Agreement) with InterDigital Technology Corporation (ITC) and the Company (together InterDigital), to have its royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the 1999 patent license agreement between Nokia Corporation (Nokia) and InterDigital (Nokia License Agreement), including its MFL provision, commencing January 1, 2002. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant terms of a patent license agreement between ITC and Telefonakiebolaget LM Ericsson and Ericsson, Inc. for infrastructure products (Ericsson Agreement) and a patent license agreement between ITC and Sony Ericsson Mobile Communications AB for terminal units (Sony Ericsson Agreement) as a result of the MFL provision in the Nokia License Agreement. In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce Court of Arbitration (ICC) against InterDigital regarding Samsung’s royalty obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration).

On August 28, 2006, the ICC Arbitral Tribunal issued its final award in the Samsung Arbitration (Final Award). Among its findings, the Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sale of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005. The ICC Arbitral Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Based on available market data, InterDigital estimates that Samsung’s royalty obligation for the first half of 2006 will be in the range of $17 million to $21 million.

The Final Award requires Samsung promptly to pay amounts due, net of an approximately $6 million prepayment credit, within ten days following the Final Award, which Samsung has failed to do. In addition, InterDigital estimates Samsung’s interest obligation (which continues to accrue) to be in the range of $13 million to $15 million to date. As a result of the Final Award, Samsung’s royalty obligations under the Samsung Agreement, as it relates to sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units sold after 2006, will be fully paid-up after Samsung pays royalties for sales of covered products through 2006.

Separate from the royalty issues on 2G and 2.5G products, the ICC Arbitral Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement, notwithstanding Samsung’s MFL election in 2002 of the Nokia License Agreement.

On September 5, 2006, InterDigital filed an action seeking to enforce the Final Award in the U.S. District Court for the Southern District of New York. On September 13, 2006, Samsung filed an opposition to the enforcement action, including a cross-petition to vacate or modify the Final Award and to stay the Final Award.

On October 26, 2006 Samsung filed a request for a new arbitration in the ICC relating to the ongoing patent royalty dispute between Samsung and InterDigital. By its latest arbitration request, Samsung seeks to have a new arbitration panel establish new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Arbitration Settlement Agreement (Nokia Settlement), which implemented the June 2005 Arbitration Award rendered against Nokia by the ICC. Samsung has attempted, via the MFL clause in the Samsung Agreement, to “conditionally elect” the Nokia Settlement as providing the substitute royalty rate in lieu of the royalty rates required under the Nokia License Agreement and the Final Award. Samsung further requests that such new rates be applied retroactively to the period 2002 through April 2006 and prospectively for the remainder of 2006.

We disagree with Samsung’s position that it can retroactively elect the Nokia Settlement and avoid paying royalties pursuant to the terms of the Nokia License Agreement and the Final Award. We will vigorously oppose Samsung’s newly-filed ICC arbitration and its attempts to vacate the Final Award, and we are vigorously pursuing our action to enforce the Final Award in federal court.

We will not book any revenue related to this matter until all criteria for revenue recognition have been met.

Nokia

In April 2006, InterDigital Communications Corporation (IDCC) and ITC entered into two principle agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement (Arbitration Settlement Agreement), the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the Nokia License Agreement). Pursuant to a second agreement (UK Settlement Agreement), Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court (High Court), seeking to challenge three of our TDMA-related patents (UK 2G Proceeding).

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

Nokia UK 3G Proceeding

In July 2005, Nokia filed a claim in the High Court against ITC. Nokia’s claim seeks a declaration that 29 of ITC’s UMTS European patents registered in the UK are not essential IPR for the 3GPP standard using a definition of “essentiality” asserted by Nokia. ITC contends that 24 of these patents are essential under a definition of “essentiality” asserted by ITC. In April 2006, a hearing was held to contest the jurisdiction of the High Court to hear the case. Subsequently, the High Court denied ITC’s claim as to jurisdiction. A hearing on ITC’s appeal of the decision as to jurisdiction to the English Court of Appeal was held in November 2006. We continue to defend the claim as to essentiality and are continuing to contest Nokia’s claim for declarations in the High Court. A trial date for the action has been set for a date not before October 15, 2007, at which time the High Court will rule on the definition of “essentiality”.

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act. In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court entered an order to grant our motion to dismiss all of Nokia’s declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone standards, and that such statements have caused Nokia harm. A scheduling order was entered by the Delaware District Court which contemplates a trial in 2008, but no specific trial date has been set.

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

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at September 30, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

6. REPURCHASE OF COMMON STOCK:

In April 2006, our Board of Directors (Board) authorized the repurchase of up to $200 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. The amount and timing of purchases are based on a variety of factors, including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. Pursuant to the authorization, we repurchased 1.8 million shares at a cost of $50 million in third quarter 2006 and 5.2 million shares at a cost of $150.1 million in first nine months 2006.

In first nine months 2005, we repurchased 2 million shares of our outstanding common stock at a cost of $34.1 million under repurchase programs authorized by our Board in October 2004 and March 2005.

7. SHARE – BASED COMPENSATION PLANS:

Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive stock options, stock appreciation rights, restricted stock awards and other stock unit awards.

Common Stock Option Plans

We have options outstanding under five non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. Five of these plans were terminated in 2000 when our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan). The 2000 plan allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorized the offer and issuance of up to approximately 6.9 million shares of common stock. Under the terms of the 2000 Plan, the Board or the Compensation Committee of the Board determine the number of options to be granted and have the discretion to set the option price.

In 2002, the Board approved the 2002 Stock Award and Incentive Plan that allows for the granting of non-qualified options, as well as other securities to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorized the offer and issuance of up to 1.5 million shares of common stock. Under the terms of the 2002 Plan, the Board or the Compensation Committee of the Board determine the number of options to be granted and have the discretion to set the option price. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to stock options under the above plans is summarized as follows (in thousands, except per share amounts):

	Available For Grant	Outstanding Options		Weighted Average Exercise Price

		Number	Price Range
BALANCE AT DECEMBER 31, 2005	913	7,926	$0.01-39.00	$13.93
Granted	—	—	$—	$—
Canceled	15	(15)	$15.72-39.00	$32.95
Exercised	—	(2,980)	$4.38-31.81	$11.82

BALANCE AT SEPTEMBER 30, 2006	928	4,931	$0.01-39.00	$15.15

The following table summarizes information regarding the stock options outstanding at September 30, 2006 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.44	746	2.31	$5.07	746	$5.07
$ 5.50 - 9.00	544	8.45	7.28	544	7.28
$ 9.03 - 9.60	568	5.24	9.59	568	9.59
$ 9.76 - 11.63	568	11.99	10.81	568	10.81
$ 11.64 - 13.19	667	4.80	12.49	667	12.49
$ 13.25 - 17.81	547	5.28	16.00	547	16.00
$ 17.92 - 25.25	622	5.83	22.05	622	22.05
$ 25.34 - 31.81	124	6.21	27.21	124	27.21
$ 34.13 - 34.13	12	3.43	34.13	12	34.13
$ 39.00 - 39.00	533	3.29	39.00	533	39.00

$ 0.01 - 39.00	4,931	5.76	$15.15	4,931	$15.15

*	We currently have approximately 228,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under Pre-existing Plans. For purposes of this table, these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $5.75 and $11.63.

At September 30, 2006, we had 4.4 million options outstanding which had exercise prices less than the fair market value of the Company’s common stock at that date. These options had an aggregate intrinsic value of approximately $96 million based on the Company’s September 30, 2006 closing stock price and would have generated $53.5 million of cash proceeds to the Company if they had been fully exercised.

Common Stock Warrants

A warrant to purchase 80,000 shares of our common stock at an exercise price of $7.63 per share was exercised in third quarter 2006.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 3 years from the date of the grant. As of September 30, 2006 and December 31, 2005 we had issued 2.2 million and 2.0 million shares, respectively, of restricted stock and RSUs under the 1999 Plan. The related compensation expense is amortized over vesting periods that are generally from 1 to 5 years. At September 30, 2006 and December 31, 2005, we had unrecognized compensation cost related to share-based awards of $5.0 million and $5.8 million, respectively. We expect to amortize the unrecognized compensation cost at September 30, 2006 over a weighted average period of less than one year using an accelerated method.

We grant RSUs as an element of compensation to all of our employees. These awards vest over three years, depending upon job level, according to the following schedules:

	Year 1	Year 2	Year 3
Employees below manager level	33%	33%	34%
Managers and technical equivalents	25%	25%	50%
Senior officers	0%	0%	100%

Information with respect to unvested RSUs under the above plan is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	814	$21.67
Granted *	207	20.37
Forfeited	(22)	19.93
Vested	(335)	19.42

Balance at September 30, 2006	664	$22.46

*	The numbers of RSUs presented as issued and canceled in this table do not reflect the impact of a third quarter exchange of 56,000 time-based RSUs for an equal number of performance-based RSUs.

8. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2006	2005
Net income	$21,657	$6,526
Unrealized gain (loss) on investments	137	(96)

Total comprehensive income	$21,794	$6,430

	For the Nine Months Ended September 30,
	2006	2005
Net income	$204,959	$9,655
Unrealized gain (loss) on investments	146	(132)

Total comprehensive income	$205,105	$9,523

9. REPOSITIONING ACTIVITIES:

In third quarter 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility and relocated certain development efforts and personnel to other Company locations. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which 5 accepted offers of continued employment elsewhere within our organization.

In connection with the closure, we recognized repositioning charges totaling approximately $1.5 million, comprised of severance and relocation costs of $1.0 million and facility closing costs of $0.5 million. The facility closing costs included lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded approximately $0.8 million of this charge in third quarter 2005 and recorded the remaining charges in fourth quarter 2005. The third quarter charge was comprised of both severance and relocation costs ($0.5 million) and facility closing costs ($0.3 million). We had accrued a liability of approximately $0.4 million at September 30, 2005, relating to the third quarter repositioning charge.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 14, 2006, other reports filed with the SEC, and the “Statement Pursuant to the Private Securities Litigation Reform Act of 1995” below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the three and nine months ended September 30, 2006.

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (MFL) clause in its 1996 patent license agreement (Samsung Agreement) with InterDigital Technology Corporation (ITC) and the Company (together InterDigital), to have its royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the 1999 patent license agreement between Nokia Corporation (Nokia) and InterDigital (Nokia License Agreement), including its MFL provision, commencing January 1, 2002. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant terms of a patent license agreement between ITC and Telefonakiebolaget LM Ericsson and Ericsson, Inc. for infrastructure products (Ericsson Agreement) and a patent license agreement between ITC and Sony Ericsson Mobile Communications AB for terminal units (Sony Ericsson Agreement) as a result of the MFL provision in the Nokia License Agreement. In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce Court of Arbitration (ICC) against InterDigital regarding Samsung’s royalty obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration).

On August 28, 2006, the ICC Arbitral Tribunal issued its final award in the Samsung Arbitration (Final Award). Among its findings, the Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sale of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005. The ICC Arbitral Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Based on available market data, InterDigital estimates that Samsung’s royalty obligation for the first half of 2006 will be in the range of $17 million to $21 million.

The Final Award requires Samsung promptly to pay amounts due, net of an approximately $6 million prepayment credit, within ten days following the Final Award, which Samsung has failed to do. In addition, InterDigital estimates Samsung’s interest obligation (which continues to accrue) to be in the range of $13 million to $15 million to date. As a result of the Final Award, Samsung’s royalty obligations under the Samsung Agreement, as it relates to sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units sold after 2006, will be fully paid-up after Samsung pays royalties for sales of covered products through 2006.

Separate from the royalty issues on 2G and 2.5G products, the ICC Arbitral Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement, notwithstanding Samsung’s MFL election in 2002 of the Nokia License Agreement.

On September 5, 2006, InterDigital filed an action seeking to enforce the Final Award in the U.S. District Court for the Southern District of New York. On September 13, 2006, Samsung filed an opposition to the enforcement action, including a cross-petition to vacate or modify the Final Award and to stay the Final Award.

On October 26, 2006 Samsung filed a request for a new arbitration in the ICC relating to the ongoing patent royalty dispute between Samsung and InterDigital. By its latest arbitration request, Samsung seeks to have a new arbitration panel establish new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Arbitration Settlement Agreement (Nokia Settlement), which implemented the June 2005 Arbitration Award rendered against Nokia by the ICC. Samsung has attempted, via the MFL clause in the Samsung Agreement, to “conditionally elect” the Nokia Settlement as providing the substitute royalty rate in lieu of the royalty rates required under the Nokia License Agreement and the Final Award. Samsung further requests that such new rates be applied retroactively to the period 2002 through April 2006 and prospectively for the remainder of 2006.

We disagree with Samsung’s position that it can retroactively elect the Nokia Settlement and avoid paying royalties pursuant to the terms of the Nokia License Agreement and the Final Award. We will vigorously oppose Samsung’s newly-filed ICC arbitration and its attempts to vacate the Final Award, and we are vigorously pursuing our action to enforce the Final Award in federal court.

We will not record any revenue related to this matter until all criteria for revenue recognition have been met.

Nokia Litigation and Legal Proceedings

In April 2006, InterDigital Communications Corporation (IDCC) and ITC entered into two principle agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in an Arbitration Settlement Agreement (Arbitration Settlement Agreement), the parties resolved their disputes arising out of the June 2005 International Court of Arbitration of the International Chamber of Commerce (ICC) Arbitration Tribunal Award, which related to the January 1999 Patent License Agreement between the parties (the Nokia License Agreement). Pursuant to a second agreement (UK Settlement Agreement), Nokia dismissed its claims under Claim No. HC04 C01952, a proceeding that Nokia instituted in June 2004 against ITC in the High Court of Justice of England and Wales, Chancery Division, Patents Court, seeking to challenge three of our TDMA-related patents.

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

Of the $253 million, we recognized $228 million and $12.5 million of revenue in second quarter 2006 and third quarter 2006, respectively. In addition, we will recognize the remaining $12.5 million in fourth quarter 2006.

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

Repurchase of Common Stock

In April 2006, our Board of Directors (Board) authorized the repurchase of up to $200 million of our outstanding common stock through open market purchases, pre-arranged trading plans or privately negotiated purchases. The amount and timing of purchases are based on a variety of factors, including potential share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. Pursuant to the authorization, we repurchased 1.8 million shares at a cost of $50 million in third quarter 2006 and 5.2 million shares at a cost of $150.1 million in first nine months 2006.

In first nine months 2005, we repurchased 2 million shares of our outstanding common stock at a cost of $34.1 million under repurchase programs authorized by our Board in October 2004 and March 2005.

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

Our license agreements include provisions for independent periodic audits of license royalties for compliance with terms of the agreement. As a result of such audits we will from time-to-time recognize additional revenue associated with a cumulative catch-up adjustment related to underreporting of royalties by our licensees. Our policy remains that we will only recognize such revenue after all elements of revenue recognition are met. We did not recognize any revenue in third quarter of 2006 or first nine months 2006 that was directly related to audit findings.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method of accounting for and reporting a change in accounting principle or the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. We do not expect this guidance to have a material impact on our financial condition or results of operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $315.8 million in the nine month period ended September 30, 2006 (first nine months 2006) compared to $37.6 million in the nine month period ended September 30, 2005 (first nine months 2005). The positive operating cash flow in first nine months 2006 arose principally from receipts of approximately $474.2 million related to 2G and 3G patent licensing agreements. These receipts included $253 million from Nokia, $95 million from LG, $63.3 million of current royalty payments from existing licensees and $62.9 million of new prepayments or fixed fee payments from existing licensees. The $253 million received from Nokia pursuant to the Arbitration Settlement Agreement in 2006 represents the full amount due thereunder. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $89.6 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal tax payment of $23 million and changes in working capital during the first nine months of 2006. The positive operating cash flow in first nine months 2005 arose principally from receipts of approximately $113.4 million from patent licensing agreements and $8.5 million from technology solutions agreements. This included approximately $27.9 million from Sony Ericsson, the majority of which represented a new prepayment under a 2003 patent license agreement, $27.5 million from NEC Corporation of Japan (NEC), $26.0 million from Sharp Corporation of Japan (Sharp), $20.0 million from Kyocera Wireless Corporation (Kyocera) and approximately $12 million from other licensees related to their respective patent license agreements. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $91.0 million, and changes in working capital during the first nine months of 2005.

Our combined short-term and long-term deferred revenue balance at September 30, 2006 was $244.2 million, a $153.0 million increase from December 31, 2005. In first nine months 2006, we recorded gross increases in deferred revenue of $301.0 million, $190.0 million of which related to payments either received or due from LG, $50 million related to the portion of the Nokia payment associated with 2006 revenue, and $54.6 million related to new prepayments from five other existing licensees. In first nine months 2006, we collected the first $95 million payment from LG and recorded $95 million in accounts receivable relating to LG’s second payment obligation due in first quarter 2007. In accordance with our policy for recording long-term receivables from patent license agreements, we will defer recognition in accounts receivable of LG’s third $95 million payment obligation, which is due in first quarter 2008, until twelve months prior to its due date. The gross increases in deferred revenue were offset, in part, by first nine months 2006 deferred revenue recognition of $110.1 million related to the amortization of fixed-fee royalty payments, $37.6 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.

Based on current license agreements, we expect the amortization of fixed-fee royalty payments and other non-recurring royalties in fourth quarter 2006 to reduce the September 30, 2006 deferred revenue balance of $244.2 million by $33.1 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.

In first nine months 2006, we used $26.0 million in investing activities. In first nine months 2005, our investing activities provided $18.3 million. We purchased $4.7 million of short-term marketable securities, net of sales, in first nine months 2006. We sold $42.9 million of short-term marketable securities, net of purchases, in first nine months 2005. This change resulted from the investment of large cash receipts from operating activities in first nine months 2006. Purchases of property and equipment increased to $7.3 million in first nine months 2006 from $4.0 million in the first nine months of 2005 due to continued investment in both development tools and related engineering network infrastructure and systems. Investment costs associated with patents increased from $12.5 million in first nine months 2005 to $14.1 million in first nine months 2006. This increase reflects a higher level of patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions. In first nine months 2005, we also invested approximately $8.1 million to acquire patents and intellectual property.

Net cash used in financing activities in first nine months 2006 was $96.1 million compared to $30.6 million in first nine months 2005. This increase was primarily due to our investment of $150.1 million to repurchase outstanding shares of our common stock in first nine months 2006 compared to an investment of $34.1 million for the same purpose in first nine months 2005. We received proceeds from option and warrant exercises of $35.9 million and $3.8 million in first nine months 2006 and 2005, respectively. In first nine months 2006, we recorded a tax benefit related to the exercise of options of $18.4 million that reduces our federal income tax liability.

We had 4.4 million and 6.3 million options outstanding at September 30, 2006 and December 31, 2005, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $53.5 million and $63.5 million of cash proceeds to the Company if they had been fully exercised.

As of September 30, 2006, we had $304.2 million of cash, cash equivalents and short-term investments, compared to $105.7 million at December 31, 2005. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $111.6 million at September 30, 2006 from $39.9 million at December 31, 2005. This $71.7 million increase is primarily due to an increase in accounts receivable associated with the recognition of LG’s second $95 million payment obligation due first quarter 2007 under a January 2006 license agreement offset, in part, by other net changes in working capital. These other net changes included a $14.4 million increase in prepaid and other current assets, an $8.0 million decrease in accrued compensation and related expenses, a $15.4 million decrease in current deferred tax assets, and increases of $8.8 million and $15.6 million in accounts payable and foreign and domestic taxes payable, respectively. Increases in prepaid and other current assets primarily relate to an anticipated partial refund of $9.3 million of prior federal estimated tax payments due to tax elections that will defer taxable income to later periods. Accrued compensation and related expenses decreased due to payments of the 2005 year-end bonus and the 2004–2005 performance-based cash incentive under our long-term compensation program (LTCP). Current deferred tax assets decreased primarily due to recent tax policy elections that will defer taxable income to later periods. The increase in accounts payable was related primarily to amounts due under the Infineon agreement and the timing of vendor payments. Foreign and domestic taxes payable increased due to an accrual of foreign source withholding taxes, related to LG’s above-noted $95 million payment obligation.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (Credit Agreement). Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of September 30, 2006, we had no amounts outstanding under the Credit Agreement. As of September 30, 2006, we were in compliance with our covenants under the Credit Agreement and continue to be through the date of this filing.

We are capable of supporting near-term cash expenses and capital requirements associated with executing our strategy, including $10.5 million of payments due in fourth quarter 2006 related to a recent technology license with Infineon as well as the balance of our current share repurchase program of approximately $50 million, through cash and short-term investments on hand, other operating funds such as patent license royalty payments or funds from the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, Litigation and Legal Proceedings, Federal) should not prevent us from supporting our operating requirements in the near-term. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

Third Quarter 2006 Compared to Third Quarter 2005

Revenues

	Third Quarter 2006	Third Quarter 2005
Per-unit royalty revenue	$32.9	$24.1
Fixed-fee and amortized royalty revenue	20.6	9.7

Recurring patent licensing royalties	53.5	33.8
Past infringement and other non-recurring royalties	12.5	10.2

Total patent licensing royalties	66.0	44.0
Technology solution revenue	1.2	4.5

Total Revenue	$67.2	$48.5

In third quarter 2006, revenues increased to $67.2 million from $48.5 million in third quarter 2005. This increase was primarily driven by higher recurring royalties, related to a new agreement signed subsequent to third quarter 2005 with LG as well as new or higher contributions from other existing licensees, including Panasonic.

Technology solution revenue decreased in third quarter 2006 to $1.2 million from $4.5 million in third quarter 2005 as contributions from HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon partially offset the decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), supporting a program for the U.S. military.

In third quarter 2006, 19% of total revenue, or $12.5 million, was associated with the partial recognition of the resolution of licensing matters with Nokia. Of the remaining 81%, or $54.7 million, 61% was from companies that individually accounted for 10% or more of this amount and included LG (27%), NEC (17%) and Sharp (17%). In third quarter 2005, 21% of total revenue, or $10.2 million, was associated with payments for past sales by Kyocera ($10 million) and one other licensee. Of the remaining 79%, or $38.3 million, 55% was from companies that individually accounted for 10% or more of this amount and included NEC (31%) and Sharp (24%).

Operating Expenses

Operating expenses decreased 4% to $36.8 million in third quarter 2006 from $38.4 million in third quarter 2005. The $1.6 million decrease was due to net changes in expenses related to the following (in millions):

(Decrease)/Increase
Patent litigation and arbitration	$(2.7)
Repositioning activities	(0.8)
Long-term cash incentive	(0.5)
Consulting services	1.2
Share-based compensation	0.5
Depreciation and amortization	0.5
Other	0.2

Total Decrease in Operating Expense	$(1.6)

Patent litigation and arbitration costs decreased from the prior year due to lower activity in third quarter 2006. Third quarter 2005 included a repositioning charge of $0.8 million associated with the closure of our Melbourne, Florida design facility. The decrease in the long-term cash incentive reflects the absence of overlapping cycles in third quarter 2006 (i.e., third quarter 2005 expense included overlapping cycle costs, Cycle 1, which concluded December 31, 2005 and Cycle 2, which commenced in 2005 and concludes on December 31, 2008). These decreases in operating expenses were offset, in part, by increases in consulting services, share-based compensation and depreciation and amortization. Slightly more than half the increase in consulting services related to our development of a dual-mode terminal unit ASIC offering with the balance attributable primarily to ongoing maintenance costs of our patent portfolio. The increase in share-based compensation related to 2006 grants to non-management and a non-recurring charge of approximately $1.0 million to correct our accounting related to share-based grants in 1998 to two non-employee, non-director consultants. The increase in share-based compensation is partly offset by lower LTCP costs associated with absence of overlapping cycles in third quarter 2006 (i.e., third quarter 2005 expense included overlapping cycle costs, Cycle 1, which concluded January 1, 2006 and Cycle 2, which commenced in 2005 and concludes on January 15, 2008). The increase in depreciation and amortization expense is associated with the higher carrying values of property and equipment, and patents, respectively.

The following table summarizes the change in operating expenses by category (in millions):

	Third Quarter 2006	Third Quarter 2005	(Decrease) Increase
Sales and marketing	$1.7	$1.8	$(0.1)	(7)%
General and administrative	5.0	5.5	(0.5)	(7)
Patents administration and licensing	13.3	14.7	(1.4)	(10)
Development	16.8	15.6	1.2	8
Repositioning	—	0.8	(0.8)	n/a

Total Operating Expense	$36.8	$38.4	$(1.6)	(4)%

Sales and Marketing Expense: A $0.2 million decrease in LTCP costs was offset, in part, by increases in other personnel costs.

General and Administrative Expense: This decrease was attributable primarily to lower LTCP costs.

Patents Administration and Licensing Expense: The decrease reflects the net effect of the above-noted items related to patent arbitration and litigation costs, the non-recurring charge related to share-based grants from 1998 and patent maintenance and amortization expenses.

Development Expense: Approximately 75% of the increase in development costs is associated with increased consulting services related to our development of a dual-mode terminal unit ASIC offering. The remaining increase is primarily due to expenses associated with development software and research and development materials.

Interest and Investment Income, Net

Net interest and investment income of $4.1 million in third quarter 2006 increased $3.3 million or more than 400% from $0.8 million in third quarter 2005. The increase resulted from both higher investment balances and higher rates of return in third quarter 2006.

Income Taxes

Our third quarter 2006 tax expense consisted of a 36 percent provision for federal income taxes due to permanent book-tax differences plus $0.4 million related to the amortization of foreign deferred tax assets related to non-U.S. withholding taxes made in prior years. Third quarter 2005 tax expense of $4.4 million included a federal tax provision of $4.0 million and $0.4 million related to non-U.S. withholding taxes.

First Nine Months 2006 Compared to First Nine Months 2005

Revenues

	First Nine Months 2006	First Nine Months 2005
Per-unit royalty revenue	$97.4	$72.8
Fixed-fee and amortized royalty revenue	60.6	24.9

Recurring patent licensing royalties	158.0	97.7
Past infringement and other non-recurring royalties	252.5	10.2

Total patent licensing royalties	410.5	107.9
Technology solution revenue	4.9	14.7

Total Revenue	$415.4	$122.6

First nine months 2006 revenues increased to $415.4 million from $122.6 million in first nine months 2005. This increase was driven by both the recognition of $240.5 million and $12 million related to resolution of patent licensing matters with Nokia and Panasonic, respectively, and higher recurring patent license royalties. The increase in recurring patent license royalties was related to a new agreement signed subsequent to first nine months 2005 with LG, as well as new or higher contributions from other existing licensees, including Panasonic.

Technology solution revenue decreased in the first nine months of 2006 to $4.9 million from $14.7 million in the first nine months of 2005 as contributions from HSDPA technology programs with Philips and Infineon partially offset a decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics supporting a program for the U.S. military.

In first nine months 2006, 61% of our total revenue, or $252.5 million, was associated with the resolution of patent licensing matters with Nokia and Panasonic. Of the remaining 39%, or $162.9 million, 62% was from companies that individually accounted for 10% or more of this amount and included LG (25%), NEC (20%) and Sharp (17%). In first nine months 2005, 8% of total revenue, or $10.2 million, was associated with payments for past sales by Kyocera ($10 million) and one other licensee. Of the remaining 92%, or $112.4 million, 78% was from companies that individually accounted for 10% or more of this amount and included NEC (33%), Sharp (23%), General Dynamics (12%) and Sony Ericsson (10%).

Operating Expenses

Operating expenses decreased 1% to $105.6 million in first nine months 2006 from $107.1 million in first nine months 2005. The $1.5 million decrease was due to net changes in expenses related to the following (in millions):

(Decrease)/Increase
Patent litigation and arbitration	$(6.9)
Share-based compensation	(1.8)
Executive severance	(1.2)
Repositioning activities	(0.8)
Commissions	3.6
Consulting services	2.6
Depreciation and amortization	1.6
Long-term cash incentive	0.9
Other	0.5

Total Decrease in Operating Expense	$(1.5)

Patent litigation and arbitration costs decreased from the prior year due to lower activity in first nine months 2006. The decrease in share-based compensation reflects the absence of overlapping cycles in first nine months 2006 partly offset by 2006 grants to non-management personnel and a non-recurring charge of approximately $1.0 million to correct our accounting related to share-based grants in 1998 to two non-employee, non-director consultants. First nine months 2005 included both severance costs of $1.2 million associated with changes in our executive management and a repositioning charge of $0.8 million related to with the closure of our Melbourne, Florida design facility. These decreases in operating expenses were offset, in part, by increases in commissions, consulting services, depreciation and amortization and long-term cash incentive costs. The increase in commissions was associated with elevated patent license royalty revenue. Slightly more than half the increase in consulting services related to our development of a dual-mode terminal unit ASIC offering with the balance attributable primarily to ongoing maintenance costs of our patent portfolio. The increase in depreciation and amortization expense is associated with the higher carrying values of property and equipment, and patents, respectively. The increase in the long-term cash incentive costs relates to a second quarter 2005 adjustment to reduce the long-term cash incentive accrual based on the expectations that existed at that time for a lower cash incentive payment.

The following table summarizes the change in operating expenses by category (in millions):

	First Nine Months 2006	First Nine Months 2005	(Decrease) Increase
Sales and marketing	$5.1	$5.6	$(0.5)	(10)%
General and administrative	15.7	17.9	(2.2)	(12)
Patents administration and licensing	36.1	36.1	—	—
Development	48.7	46.7	2.0	4
Repositioning	—	0.8	(0.8)	n/a

Total Operating Expense	$105.6	$107.1	$(1.5)	(1	) %

Sales and Marketing Expense: This decrease was attributable primarily to lower LTCP costs.

General and Administrative Expense: The decrease was due to executive severance in 2005 and approximately equal reductions in LTCP costs and directors and officers insurance premiums.

Patents Administration and Licensing Expense: The above-noted decrease in patent arbitration and litigation costs was offset by increases in commissions, the non-recurring charge related to share-based grants from 1998 and patent maintenance and amortization expenses.

Development Expense: Approximately one half of the increase in development costs is associated with increased consulting services related to our development of a dual-mode terminal unit ASIC offering. The remaining increase is due, in approximately equal parts, to development software expense and depreciation of development tools.

Interest and Investment Income, Net

Net interest and investment income of $9.5 million in first nine months 2006 increased $7.3 million or more than 300% from $2.2 million in first nine months 2005. The increase resulted from higher investment balances and higher rates of return on our investments in first nine months 2006.

Income Taxes

Our first nine months 2006 tax expense consisted of a 35 percent provision for federal income taxes, including book-tax permanent differences, plus $2.2 million of non-U.S. withholding taxes. First nine months 2005 tax expense of $8.1 million included non-cash charges for both federal income taxes and non-U.S. withholding taxes of $6.4 million and $1.7 million, respectively.

Expected Trends

We will provide guidance on fourth quarter 2006 revenue shortly, after we receive and review the applicable royalty reports and update our forecasts on anticipated revenue from work associated with technology solution agreements. We currently anticipate that fourth quarter 2006 operating expenses, excluding patent arbitration or litigation costs, will grow by 7 percent to 12 percent sequentially compared to third quarter 2006, principally reflecting investments in outside services associated with meeting our schedule to have engineering samples of our 2G/3G ASIC by summer 2007. We also currently expect that our patent arbitration and litigation costs in fourth quarter 2006 will be between $5 million and $7 million as we continue to invest whatever is necessary for this critical activity. Lastly, we expect that our book tax rate for the fourth quarter of 2006 will approximate 35 percent to 37 percent.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “anticipate,” “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “should not,” “anticipate,” “future” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) the amortization of fixed-fee royalty payments over the remaining quarter of 2006 reducing our September 30, 2006 deferred revenue balance; (ii) additional reductions to deferred revenue; (iii) modest growth in operating cash needs in the remainder of 2006; (iv) our ability to support our near-term operating cash requirements; (v) the impact of any adverse resolution in our dispute with Federal on our ability to meet our near-term operating requirements; (vi) our needs and plans with respect to additional financing or the sale of debt or equity securities; (vii) our operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for fourth quarter 2006; (viii) the amounts of interest and future royalty obligations payable to us under the Final Award in the Samsung Arbitration.

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

Item 4. CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

Samsung

In 2002, Samsung Electronics Co. Ltd. (Samsung) elected, pursuant to the Most Favored Licensee (MFL) clause in its 1996 patent license agreement (Samsung Agreement) with InterDigital Technology Corporation (ITC) and the Company (together InterDigital), to have its royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the 1999 patent license agreement between Nokia Corporation (Nokia) and InterDigital (Nokia License Agreement), including its MFL provision, commencing January 1, 2002. In March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant terms of a patent license agreement between ITC and Telefonakiebolaget LM Ericsson and Ericsson, Inc. for infrastructure products (Ericsson Agreement) and a patent license agreement between ITC and Sony Ericsson Mobile Communications AB for terminal units (Sony Ericsson Agreement) as a result of the MFL provision in the Nokia License Agreement. In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce Court of Arbitration (ICC) against InterDigital regarding Samsung’s royalty obligations for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung Arbitration).

On August 28, 2006, the ICC Arbitral Tribunal issued its final award in the Samsung Arbitration (Final Award). Among its findings, the Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sale of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units through 2005. The ICC Arbitral Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Based on available market data, InterDigital estimates that Samsung’s royalty obligation for the first half of 2006 will be in the range of $17 million to $21 million.

The Final Award requires Samsung promptly to pay amounts due, net of an approximately $6 million prepayment credit, within ten days following the Final Award, which Samsung has failed to do. In addition, InterDigital estimates Samsung’s interest obligation (which continues to accrue) to be in the range of $13 million to $15 million to date. As a result of the Final Award, Samsung’s royalty obligations under the Samsung Agreement, as it relates to sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units sold after 2006, will be fully paid-up after Samsung pays royalties for sales of covered products through 2006.

Separate from the royalty issues on 2G and 2.5G products, the ICC Arbitral Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement, notwithstanding Samsung’s MFL election in 2002 of the Nokia License Agreement.

On September 5, 2006, InterDigital filed an action seeking to enforce the Final Award in the U.S. District Court for the Southern District of New York. On September 13, 2006, Samsung filed an opposition to the enforcement action, including a cross-petition to vacate or modify the Final Award and to stay the Final Award.

On October 26, 2006 Samsung filed a request for a new arbitration in the ICC relating to the ongoing patent royalty dispute between Samsung and InterDigital. By its latest arbitration request, Samsung seeks to have a new arbitration panel establish new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Arbitration Settlement Agreement (Nokia Settlement), which implemented the June 2005 Arbitration Award rendered against Nokia by the ICC. Samsung has attempted, via the MFL clause in the Samsung Agreement, to “conditionally elect” the Nokia Settlement as providing the substitute royalty rate in lieu of the royalty rates required under the Nokia License Agreement and the Final Award. Samsung further requests that such new rates be applied retroactively to the period 2002 through April 2006 and prospectively for the remainder of 2006.

We disagree with Samsung’s position that it can retroactively elect the Nokia Settlement and avoid paying royalties pursuant to the terms of the Nokia License Agreement and the Final Award. We will vigorously oppose Samsung’s newly-filed ICC arbitration and its attempts to vacate the Final Award, and we are vigorously pursuing our action to enforce the Final Award in federal court.

We will not record any revenue related to this matter until all criteria for revenue recognition have been met.

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

Item 1A. RISK FACTORS.

There have been no material changes in our risk factors as previously described in our 2005 Form 10-K with the exception of the following:

Samsung’s action to oppose our motion to enforce the Final Award in the Samsung Arbitration, together with its cross-petition to vacate or modify the Final Award, and its filing of a new request for arbitration of the royalty rates determined in the Final Award subjects the Company to further litigation expense in connection with this dispute and renders uncertain the timing of receipt and amounts the Company ultimately will receive as royalty payments for certain Samsung products sold since 2002.

In addition, we have previously updated the Risk Factors disclosure set forth in our 2005 Form 10-K with updated disclosure set forth in our quarterly Report of Form 10-Q for the quarter ended September 30, 2006, to which your attention is directed, with respect to the following:

(a) The Company’s April 2005 resolution of a patent royalty dispute with Nokia Corporation; and

(b) The impact of potential domestic patent reform legislation; USPTO reforms as well as imposed international patent rules on our patent prosecution and licensing strategy; and the impact of a recent U.S. Supreme Court ruling, clarifying the standard for granting injuctive relief in patent infringement cases, on our U.S. patents.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during the third quarter of 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	1,782,500	$26.99	1,782,500	$51,896,447
August 1, 2006 - August 31, 2006	71,255	$26.61	71,255	$50,000,038
September 1, 2006 - September 30, 2006	—	$—	—	$50,000,038	(2)

Total	1,853,755	$26.97	1,853,755	$50,000,038	(2)

(1)	In March 2006, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time-to-time through open-market purchases, prearranged plans or privately negotiated transactions (Repurchase Program). The amount and timing of purchases will be based on a variety of factors including share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. In May 2006, we announced that the Board of Directors expanded the Repurchase Program, by an additional $100 million, to a total of $200 million.
(2)	Represents the maximum remaining investment to repurchase shares as of September 30, 2006. As of the date of this filing on Form 10-Q, we have repurchased 5.2 million shares of our common stock under the Repurchase Program, at a total cost of approximately $150 million.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 6. EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

10.85*	Patent License Agreement by and between InterDigital Technology Corporation and Samsung Electronics Co., Ltd. Effective January 22, 1996

10.86†	Form of Interdigital Communications Corporation Restricted Stock Unit Award Agreement

10.87†	Interdigital Communications Corporation 2002 Stock Award and Incentive Plan (as amended through June 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: November 9, 2006	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: November 9, 2006	/s/ R.J. FAGAN
Richard J. Fagan
Chief Financial Officer