Form 10-K
period 2006-12-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2007-03-01
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 transition period from              to

Commission File Number 1-11152

INTERDIGITAL COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1882087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

781 Third Avenue King of Prussia, Pennsylvania	19406-1409
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (610) 878-7800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	The NASDAQ Stock Market LLC
(title of class)	(name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Series B Junior Participating Preferred Stock Rights

(title of class)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filed  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,789,049,417.79 as of June 30, 2006.

The number of shares outstanding of the registrant’s common stock was 49,748,014 as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report. Such Definitive Proxy Statement will be filed not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

T ABLE OF CONTENTS

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

ASIC

“Application Specific Integrated Circuit.” A computer chip developed for a specific purpose, and frequently designed using a microprocessor core and integrating other functions unique to the application in which the chip will be used. Many SOC designs are ASICs.

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

i

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

FABLESS

“Fabless” means fabrication carried out by another party under a contract.

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

iDEN®

“Integrated Dispatch Enhanced Network.” A proprietary TDMA Standards-based technology which allows access to phone calls, paging and data from a single device. iDEN is a registered trademark of Motorola, Inc.

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

Km

“Kilometer.”

Know-How

Technical information, technical data and trade secrets that derive value from the fact that they are not generally known in the industry. Know-how can include, but is not limited to, designs, drawings, prints, specifications, semiconductor masks, technical data, software, net lists, documentation and manufacturing information.

LAN

“Local Area Network.” A private data communications network linking a variety of data devices located in the same geographical area and which share files, programs and various devices.

LTE

“Long Term Evolution.” Generic name for the 3GPP project addressing future improvements to the 3G Universal Terrestrial Radio Access Network (UTRAN).

MAC

“Media Access Control.” Part of the 802.3 (Ethernet LAN) standard which contains specifications and rules for accessing the physical portions of the network.

MAN

“Metropolitan Area Network.” A communication network which covers a geographic area such as a city or suburb.

Mbps

“Megabits per Second.” A measure of information – carrying capacity of a circuit; millions of bits per second.

MIMO

“Multiple Input Multiple Output.” A method of digital wireless transmission where the transmitter and/or receiver uses multiple antennas to increase the achievable data rate or improve the reliability of a communication link.

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

OFDM

“Orthogonal Frequency Division Multiplexing.” A method of digital wireless transmission that distributes a signal across a large number of closely spaced carrier frequencies.

OFDMA

“Orthogonal Frequency Division Multiple Access.” A method of digital wireless transmission that allows a multiplicity of users to share access by assigning sets of narrowband carrier frequencies. It is an extension of OFDM to multiple users.

OSI Reference Model

A seven layer network architecture model developed by ISO and ITU. Each layer specifies particular network functions.

PCMCIA

“Personal Computer Memory Card International Association.” An international industry group that promotes standards for credit card-sized memory card hardware that fits into computing devices such as laptops.

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

RF

“Radio Frequency.” The range of electromagnetic frequencies above the audio range and below visible light.

Smart Antenna

Antennas utilizing multiple elements with signal processing capabilities which enhance desired, or reduce undesired, transmission to or from wireless products.

SOC

“System-on-a-chip.” The embodiment on a single silicon chip of the essential components that comprise the operational core of a digital system.

v

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

General

We design and develop advanced digital wireless technologies for use principally in digital cellular and IEEE 802 related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802 compliant products are built, and our contributions are regularly incorporated into such Standards. We license our technology (e.g., terminal unit protocol software and physical layer designs) and patents to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular and IEEE 802 related products. We have also designed and are developing, using third-party fabrication, a complete 2G/3G dual-mode modem ASIC for use in advanced modem platforms. We intend to offer both the ASIC and the platforms for sale to customers in the digital cellular terminal unit market. We have built our suite of technology and patent offerings through independent development, joint development with other companies, and selected acquisitions.

Currently, we generate revenues and cash flow primarily from royalties received under our patent license agreements. We also generate revenues and cash flow by licensing our technology and providing related technology solutions. We plan to increase our revenues by creating synergies between our patent licensing and technology licensing businesses through the sale of our 2G/3G modem ASIC and platforms.

As an early participant in the digital wireless market, we developed pioneering solutions for the two primary cellular air interface technologies in use today: TDMA and CDMA. That early involvement, as well as our continued development of advanced digital wireless technologies, has enabled us to create our significant worldwide portfolio of patents and patent applications. Included in that portfolio are a number of patents and patent applications which we believe are or may become essential to 2G and 3G cellular Standards, and other wireless Standards such as IEEE 802. Accordingly, we believe that companies making, using or selling products compliant with these Standards require a license under our essential patents, and will require licenses under essential patents that may issue from our pending patent applications. In conjunction with our participation in certain Standards bodies, we have filed declarations stating that we believe we have essential patents and that we agree to make our essential patents available for use and license on fair, reasonable and non-discriminatory terms or similar terms consistent with the requirements of the respective Standards organizations.

Third party products incorporating our patented inventions include:

•	Mobile devices, including cellular phones, wireless personal digital assistants and notebook computers, PCMCIA cards, and similar products

•	Base stations and other wireless infrastructure equipment

•	Components for wireless devices

We also incorporate our patented inventions into our own technology solutions, including our 2G/3G modem ASIC. In addition to conforming to applicable Standards, our solutions also include proprietary implementations for which we seek patent protection. We believe that our technology solutions provide time-to-market, performance and cost advantages to our customers.

Our investments in the development of advanced digital wireless technologies and related products and solutions include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 43% and 47% of our total operating expenses. The largest portion of this cost has been personnel costs. As of December 31, 2006, we employed 243 engineers, 69% of whom hold advanced degrees, 33 of whom hold PhDs.

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

Our Internet address is www.interdigital.com where, in the “Investing” section, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, certain other reports required to be filed under the Securities Exchange Act of 1934, and all amendments to those reports as soon as reasonably practicable after such material is filed with the United States Securities and Exchange Commission (SEC). The information contained on or connected to our website is not incorporated by reference into this Form 10-K.

Wireless Communications Industry Overview

Participants in the wireless communications industry include original equipment manufacturers (OEMs), semiconductor manufacturers, original design manufacturers (ODMs), a variety of technology suppliers, applications developers, and operators that offer communications services and products to consumers and businesses. To achieve economies of scale and allow for interoperability, products for the wireless industry have typically been built to wireless Standards. These Standards have evolved in response to large demand for services and expanded capabilities. Although the cellular market initially focused on delivering voice-oriented services, over the past five years the industry transitioned from providing digital voice-oriented wireless products and basic data services (commonly referred to as Second Generation or 2G), to providing voice and higher speed data services (commonly referred to as Third Generation or 3G technologies). Concurrently, non-cellular wireless technologies, such as IEEE 802.11, have emerged as a means to provide wireless Internet access for fixed and nomadic use. Industry participants anticipate a proliferation of converged devices that incorporate multiple air interface technologies and functionalities, and provide seamless operation. As an example, such converged devices may provide seamless operation between a 3G network and a WLAN network.

Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to approximately 2.6 billion at the end of 2006. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could approach 4 billion in 2011.

(1)	Source: Strategy Analytics, Inc. October 2006. Data for 2006 through 2011 represents estimates of handset sales.
(2)	Includes: WCDMA/HSDPA and TD-SCDMA.
(3)	Includes: cdma2000 and its evolutions, such as EV-DO.
(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to approximately one billion units in 2006. We believe the combination of a broad subscriber base, continued technological change, and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of wireless products and services through the balance of this decade. For those reasons, shipments of 3G-enabled phones, which represented approximately 25% of the market in 2006, are predicted to increase to approximately 60% of the market by 2011.

In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE

802.11 Standard have nearly doubled every year. While relatively small compared to the cellular market (approximately 200 million IEEE 802.11 wireless ICs shipped in 2006), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances, and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX) as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).

Evolution of Wireless Standards

Wireless communications Standards are formal guidelines for engineers, designers, manufacturers and service providers that regulate and define the use of the licensed radio frequency spectrum in conjunction with providing specifications for wireless communications products. A primary goal of the Standards is to assure interoperability of products, marketed by multiple companies, built to a common Standard. A number of international and regional wireless Standards Development Organizations (SDOs), including the International Telecommunications Union (ITU), the European Telecommunications Standards Institute (ETSI), the Telecommunications Industry Association (TIA), the Alliance for Telecommunications Industry Solutions (ATIS), and the American National Standards Institute (ANSI), have responsibility for the development and administration of wireless communications Standards. New Standards are typically adopted with each new generation of products, are often compatible with previous generations of the Standards, and are defined to ensure interoperability.

SDOs typically ask participating companies to declare formally whether they believe they hold patents or patent applications essential to a particular Standard and whether they are willing to license those patents on either a royalty-bearing basis on fair, reasonable and nondiscriminatory terms or on a royalty-free basis. To manufacture, have made, sell, offer to sell, or use such products on a non-infringing basis, a manufacturer or other entity doing so must first obtain a license from the holder of those essential patent rights. The SDOs do not have enforcement authority against entities that fail to obtain required licenses, nor do they have the ability to protect the intellectual property rights of holders of essential patents.

Digital Cellular Standards

The principal Standardized digital cellular wireless products in use today are based on TDMA and CDMA technologies. The Standardized TDMA technologies include GSM, TIA/EIA 54/136 (commonly known as AMPS-D, United States-based TDMA), PDC, PHS, DECT and TETRA. Of the TDMA technologies, GSM is the most prevalent, having been deployed in Europe, Asia, Africa, the Middle East, the Americas and other regions. Approximately 74% of worldwide handset sales for 2006 conform to GSM Standards. TIA/EIA 54/136 technology has been deployed primarily in North, Central and South America and is slowly being replaced by other technologies. PDC technology has been deployed in Japan, while PHS technologies are deployed primarily in Japan, the People’s Republic of China (under the name PAS) and Taiwan. DECT is a digital cordless telephone Standard that operates primarily in Europe. TETRA is an open digital trunked radio Standard widely deployed in Europe to meet the needs of professional mobile radio users such as railways and utilities.

Standardized TDMA-based 2.5G systems were dominant in 2006, with GPRS/EDGE comprising over 80% of global GSM shipments. 2.5G systems provide higher data rate services based on packet-data technology and, depending upon the generation of installed infrastructure, can be implemented without substantial additional infrastructure investment.

Narrowband CDMA-based technologies include TIA/EIA-95 (more commonly known as cdmaOne) and cdma2000 technologies and serve parts of the United States, Japan, South Korea and several other countries. In 2006, nearly 20% of worldwide handset sales were based on these CDMA technologies. CdmaOne is being replaced by cdma2000 and its variants.

Deployment of 3G services allows operators to take advantage of additional radio spectrum allocations and, through the use of higher speeds than 2.5G, deliver additional applications to their customers. The five specifications under the 3G standard include the following forms of CDMA technology: FDD, TDD, and Multichannel CDMA (cdma2000 technology). FDD and TDD collectively are referred to in the industry as WCDMA. In addition, TD-SCDMA, a variant of TDD technology, has been included in the Standard’s specifications.

The defined capabilities of the various 3G technologies have continued to evolve within the SDOs. In particular, the development of faster and more efficient methods to carry packet data over the air has resulted in the ability to provide data rates substantially higher than were envisioned in the original 3G specifications. Chief among these emerging technologies are High Speed Downlink Packet Access and High Speed Uplink Packet Access (HSDPA/HSUPA), an evolution of WCDMA, and First Evolution Data Optimized (1xEV-DO), an evolution of cdma2000. Nearly 100 operators had launched HSDPA networks by year end 2006. Despite the increased data rates and other capabilities provided by the HSDPA/HSUPA and 1xEV-DO evolutions of their respective technologies, which are beginning to be deployed, the Standards groups continue to advance the performance and capabilities of their respective air interfaces. The advances to the WCDMA air interface are being made under a program within 3GPP entitled “Long Term Evolution” (LTE). There is a similar long term evolution program underway within 3GPP2 for cdma 2000.

Most operators with existing GSM systems are deploying either GPRS-EDGE or WCDMA systems, and industry analysts expect that the vast majority of GSM operators will migrate to WCDMA. WCDMA-enabled devices accounted for nearly 10 percent of total shipments in 2006. Operators that originally deployed TIA/EIA-95-based systems have generally deployed cdma2000 systems. Operators that originally deployed TIA/EIA-136 systems are generally deploying WCDMA systems. TD-SCDMA is being developed for potential deployment in the People’s Republic of China and for possible export outside of China. The chart below shows the anticipated technology evolution for the predominant cellular technologies in use today.

IEEE 802-Based Standards

The IEEE began to address the need for an interoperability Standard among WLANs in 1990. The final Standard, IEEE 802.11, was ratified in 1997. Since that time, the IEEE 802.11 Working Group has continued to update and expand the basic IEEE 802.11 Standard to achieve higher data rates, accommodate additional operating frequencies and provide additional features. Equipment conforming to these Standards (i.e., IEEE 802.11a/b/g) is in the marketplace today. Intended for short range applications, operating in unlicensed frequency bands and requiring a modest amount of infrastructure, IEEE 802.11 Standards-based equipment has seen substantial market growth, especially in consumer home networking applications. Similar to 3G, this Standard also continues to evolve toward higher data rates and improved service capabilities.

The wide area network community has also established the IEEE 802.16 Working Group to define air interface Standards for longer distance (2 to 50 km) Metropolitan Area and Wide Area Networks (MAN/WAN). The first 802.16 Standard was published in 2002. Specifying operating frequencies from 10 to 66 GHz, it is primarily aimed toward very high speed wide area point to multipoint fixed applications. In 2003, an amendment to the 802.16 Standard was published which added operation in the 2 to 11 GHz frequency bands. This addition made the Standard much more suitable for providing wireless broadband high-speed Internet access for residential and small office applications. Equipment conforming to the 802.16-2004 fixed Standard was initially introduced in 2006. Concurrent with this revision of the fixed Standard, the 802.16 Working Group embarked on defining a mobile version of the Standard (referred to as 802.16e). The mobile version of the Standard was completed and published in February 2006 and initial equipment shipments are expected to commence in late 2007. More recently, the IEEE 802 community has begun to address the question of handover between the different IEEE 802 technologies, both wired and wireline, as well as handover to external non-802 networks, such as 3G. This new group, IEEE 802.21, entitled Media Independent Handover Services HS, anticipates that their initial Standard will be available in mid to late 2007. The IEEE 802.21 technology is specifically oriented towards the future all-IP Next Generation Network that merges existing fixed and mobile networks into a single homogeneous integrated network capable of supporting all envisioned advanced fixed and mobile services including voice, data, and video. InterDigital is an active contributor in this arena.

InterDigital’s Strategy

Core to our strategy is our ability to develop advanced digital wireless technologies for the digital cellular and IEEE 802 markets. We intend to continue to develop those technologies, contribute our ideas into the Standards bodies and bring those technologies to market generating revenues from patent and technology licensing as well as product sales. Our goal is to derive revenue on every 3G mobile terminal unit sold, either in the form of patent licensing revenues, technology and product related revenues, or a combination of two or more of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. As of December 2006, we recorded patent royalties on approximately 35-40% of all 3G mobile devices sold worldwide. In addition, our technology and product solutions offer an additional means to generate revenue from 3G mobile devices.

Our strategy for achieving our goal is as follows:

•	Continue to fund substantial technology development

•	Maintain substantial involvement in key worldwide Standards bodies, contributing to the ongoing definition of wireless Standards and incorporating our inventions into those Standards

•

License our patented technology to wireless equipment producers worldwide, maximizing realizable value in our 3G licenses by investing the time necessary to negotiate appropriate economic terms for 3G products

•	Vigorously defend our intellectual property and related contractual rights

•	Offer technology blocks, as well as a complete 2G/3G dual-mode modem ASIC using third party fabrication, and platforms to terminal unit manufacturers

•	Establish key strategic relationships to facilitate time-to-market advantages and gain competitive access to both complimentary technologies and production capabilities

•	Offer our intellectual property rights and technology products on both a complimentary and stand-alone basis

InterDigital’s Technology Position

Cellular Technologies

We have a long history of developing cellular technologies including those related to CDMA and TDMA and, more recently, OFDMA and MIMO.

A number of our TDMA-based and CDMA-based inventions are being used in all 2G, 2.5G and 3G wireless networks and mobile terminal devices. We led the industry in establishing TDMA-based TIA/EIA-54 as a digital wireless U.S. Standard in the 1980s, and created a substantial portfolio of TDMA-based patented inventions. These inventions include or relate to fundamental elements of TDMA-based systems in use around the world. Some of our more central inventions are:

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

The cellular industry has ongoing initiatives aimed at technology improvements. We have engineering development projects to build and enhance our technology portfolio in many of these areas, including the Long Term Evolution (LTE) project for 3GPP radio technology, further evolution of the 3GPP WCDMA Standard, and continuing improvements to the legacy GSM-EDGE

Radio Access Network (GERAN). The common goal is to improve the user experience and reduce the cost to operators via increased capacity, reduced cost per bit, increased data rates and reduced latency generally, to provide cost-effective mobile data services that approach the quality of wired connections. Of the above activities, LTE is the most advanced in that it uses the newer OFDMA/MIMO technologies.

IEEE 802-based Wireless Technologies

With our strong wireless background, we have expanded our engineering and corporate development activities to focus on solutions that apply to other wireless market segments. These segments primarily fall within the continually expanding scope of the IEEE 802 family of Standards. We are building a portfolio of technology related to the WLAN and digital cellular area that includes, for example, improvements to the IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), wireless network management (IEEE 802.11v), and wireless network security.

Business Activities

Patent Licensing

Our Patent Portfolio

As of December 31, 2006, our patent portfolio consisted of 767 U.S. patents (217 of which issued in 2006), and 2,386 non-U.S. patents (826 of which issued in 2006). We also have numerous patent applications pending worldwide. As of December 31, 2006 we had 1,163 pending applications in the U.S. and 7,660 pending non-U.S. patent applications. The patents and applications comprising our portfolio relate specifically to digital wireless radiotelephony technology (including, without limitation, TDMA and/or CDMA) and expire at differing times ranging from 2007 through 2026. A significant part of our TDMA patent portfolio, representing some of the Company’s “pioneering” TDMA patents, expired during 2006. (See, “Item 1A-Risk Factors-Our Future Financial Condition and Operating Results Could Fluctuate Significantly.”).

The United States Patent and Trademark Office (USPTO) permits the filing of “provisional” applications for, among other reasons, protecting rights on an expedited basis. Typically, the filing of a provisional application is followed with the filing of a “non-provisional” application, a formal filing which may add content, such as claim language, to the provisional application, or may combine multiple provisional applications. The USPTO, along with other international patent offices, also permits the filing of “continuation” or “divisional” applications, which are based, in whole or in part, on a previously filed non-provisional patent application. Most of our foreign patent applications are single treaty application filings, which can produce patents in all of the countries that are parties to a particular treaty. During 2006, we filed 516 U.S. patent applications consisting of 125 first filed, U.S. non-provisional, non-continuation patent applications, 275 U.S. provisional applications, and 116 U.S. continuation, continuation-in-part or divisional applications. Typically, each new U.S. non-provisional application is used as the basis for the later filing of one or more foreign applications.

Patent Licenses

Currently, numerous manufacturers supply digital cellular equipment conforming to 2G and 3G Standards. Accordingly, we believe that those companies require licenses under our essential patents and will require licenses under essential patents that may issue from our pending patent applications. While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements. We expend significant effort identifying potential users of our inventions and negotiating patent license agreements with companies that may be reluctant to take licenses. We are in active discussions with a number of companies regarding the licensing of our 2G and 3G-related patents on a worldwide basis. During negotiations, unlicensed companies may raise different defenses and arguments as to their need to enter into a patent license with us, to which we respond. In the past year, these defenses and arguments have included positions by companies: (i) as to the essential nature of our patents, (ii) that their products do not infringe our patents and/or that our patents are invalid and/or unenforceable, and (iii) concerning the impact of litigation between us and other third parties. If we believe that a third party is required to take a license to our patents in order to manufacture and sell products, we might commence legal action against the third party if they refuse to enter into a patent license agreement.

We offer non-exclusive, royalty-bearing patent licenses to companies that manufacture, use or sell, or intend to manufacture, use or sell, equipment that implements the inventions covered by our portfolio of patents. We have entered into numerous non-exclusive, non-transferable (with limited exceptions) patent license agreements with companies around the world. When we enter into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license agreement and also agrees to pay royalties or license fees on covered products that it will sell or anticipates selling during the term of the agreement. We expect that, for the most part, new license agreements will follow this model. Our patent license agreements are structured on a royalty-bearing basis, paid-up basis or combination thereof. Most of our patent license agreements are royalty bearing. Most of these agreements provide for the payment of royalties on an ongoing basis, based on sales of covered products built to a particular Standard (convenience based licenses). Others provide for the payment of royalties on an ongoing basis if the manufacture, sale or use of the licensed product infringes one of our patents (infringement based licenses).

Our license agreements typically contain provisions which give us the right to audit our licensees’ books and records to ensure compliance with the licensees’ reporting and payment obligations under those agreements. From time to time, these audits reveal underreporting or underpayments under the applicable agreements. In such cases, we might enter into negotiations to resolve the discrepancy or dispute resolution proceedings with the licensee, either of which might lead to payment of all or a portion of the amount claimed due under the audit, or we might terminate the license.

We recognize the revenue from per-unit royalties in the period when we receive royalty reports from licensees. In circumstances where we receive consideration for sales made prior to the effective date of a patent license, we typically recognize such payments as revenue in the quarter in which the patent license agreement is signed. However, if the patent license agreement is reached as part of the settlement of patent infringement litigation, we recognize consideration for past sales as other income. Some of these patent license agreements provide for the non-refundable prepayment of royalties which are usually made in exchange for prepayment discounts. As the licensee reports sales of covered products, the royalties due are calculated and either applied against any prepayment, or paid in cash. Additionally, royalties on sales of covered products under the license agreement are payable or exhausted against prepayments based on the royalty formula applicable to the particular license agreement. These formulas include flat dollar rates per-unit, a percentage of sales, percentage of sales with a per-unit cap, and other similar measures. The formulas can also vary by other factors including territory, covered Standards, quantity and dates sold.

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

From time to time, some of our patent licenses may contain “most favored licensee” (MFL) clauses which permit the licensee to elect to apply the terms of a subsequently executed license agreement with another party that are more favorable than those of the licensee’s original agreement. The application of the MFL clause may affect, and generally acts to reduce, the amount of royalties payable by the licensee. The application of an MFL clause can be complex, given the varying terms among patent license agreements. Currently our key license agreements that contain MFL clauses include those with NEC Corporation of Japan (NEC) and our 1996 patent license agreement (Samsung Agreement) with Samsung Electronics Co. Ltd. (Samsung) to the extent that latter MFL clause has survived. (See “Item 3 – Legal Proceedings, Samsung”). In first quarter 2007, NEC gave notice of its intent to enforce the MFL provision under its worldwide, non-exclusive, generally non-transferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with ITC. The outcome of discussions with NEC over the application of its intent to enforce this MFL provision could result in a delay in our receipt of or inability to collect royalties from NEC, commencement of dispute resolution proceedings, a decrease in royalties payable by NEC, or a combination of these events. While we believe NEC has waived any applicable MFL rights, NEC may advance an alternative position and could seek to litigate the matter and, while not permissible under the agreement, suspend payments.

Expenditures relating to maintaining our current licenses (other than enforcement and arbitration proceedings) are not material, and are predominantly administrative in nature. Cash flows from patent license agreements have been used for general corporate purposes, including substantial reinvestment in Standards contributions, technology development and productization. Revenues generated from royalties are subject to quarterly and annual fluctuations. (See, “Item 1A-Risk Factors, Our Future Financial Condition and Operating Results Could Fluctuate Significantly.”).

During 2006, 2005, and 2004, revenue from our Asian-based licensees comprised 39%, 71%, and 78% of total revenues, respectively. For the same years, revenue from our European-based licensees comprised 58%, 14%, and 18% of total revenues, respectively.

In addition to patent licensing, we actively seek to license know-how both to companies with whom we have had strategic relationships (including alliance partners) and to other companies. (See, “-Business Activities, Technology and Product Development.”).

The achievement of our long term strategic objectives is based on securing 3G patent license agreements with a substantial portion, if not all, of the mobile phone industry. Because the vast majority of 3G terminal unit sales are expected to occur in the future, we believe the Company is best served by entering into patent license agreements on appropriate economic terms, even if securing such terms results in completing the negotiation of any particular license later than it otherwise could have been completed on less favorable terms.

2006 Patent License Activity

In first quarter 2006, we entered into a worldwide, non-exclusive, royalty-bearing, convenience-based patent license agreement with LG Electronics, Inc. (LG) covering the sale of (i) terminal units compliant with 2G and 2.5G TDMA-based and 3G Standards, and (ii) infrastructure compliant with cdma2000 technology and its extensions up to a limited threshold amount. Under the terms of the patent license agreement, LG paid us $95 million in first quarter 2006, and is obligated to pay us two additional installments of $95 million each in the first quarters of 2007 and 2008. The agreement expires at the end of 2010 upon which LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the license, and become unlicensed as to all other products covered under the agreement. We are recognizing revenue associated with this agreement on a straight-line basis from the inception of the agreement until December 31, 2010.

In second quarter 2006, ITC and Panasonic Mobile Communications Co., Ltd. (formerly known as Matsushita Communications Industrial Co, Ltd.) (Panasonic), resolved the issue of the amount of royalties to be applied against Panasonic’s advance payment under its 2001 CDMA (including 3G) patent license agreement with ITC. ITC and Panasonic agreed to apply $12.0 million out of Panasonic’s $19.5 million advance payment in satisfaction of Panasonic’s royalty obligations. Subsequent to this resolution, Panasonic exhausted the balance of its advance payment and now is obligated to make additional royalty payments as covered products are sold.

In second quarter 2006, InterDigital and ITC entered into two principal agreements with Nokia Corporation (Nokia) which resolved certain legal proceedings between them. Specifically, in the first agreement, an Arbitration Settlement Agreement (Arbitration Settlement Agreement), the parties resolved their disputes arising out of a June 2005 Arbitral Award (Final Award). The Final Award, among other things, had established royalty rates applicable to Nokia’s sales of covered 2G and 2.5G terminal units and infrastructure in the period from January 1, 2002 through December 31, 2006 under the Patent License Agreement entered into between them in 1999 (Nokia Agreement). Pursuant to the Arbitration Settlement Agreement, in April 2006 Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Nokia and InterDigital also agreed to terminate the Nokia Agreement, including the application of an MFL provision under the Nokia Agreement. As a result of the termination of the Nokia Agreement, Nokia’s MFL status ceases and Nokia’s sales of 3G products after April 26, 2006 are not licensed by InterDigital. Pursuant to a second agreement, Nokia dismissed its claims in an outstanding action against ITC in the English High Court of Justice, Chancery Division, Patents Court relating to the validity and infringement of three of ITC’s UK patents. (See, “Item 3 –Legal Proceedings, Other”.)

In fourth quarter 2006, ITC and Sharp entered into an Amendment which extended the term of the PHS/PDC patent license agreement from April 2008 to April 2011. ITC’s PHS/PDC patent license agreement with Sharp is worldwide, non-exclusive, generally nontransferable, royalty-bearing, and convenience-based, covering sales of terminal devices compliant with TDMA-based PHS and PDC Standards.

In fourth quarter 2006, we entered into non-exclusive, worldwide, royalty-bearing, convenience-based, patent license agreements with Inventec Appliances Corp. (Inventec) covering the sale of terminal units and infrastructure compliant with 2G, 2.5G, and 3G Standards by Inventec and all of its Taiwanese subsidiaries.

Patent Licensees Generating 2006 Revenues Exceeding 10% of Total Revenues

In 2006, patent license revenue from our license agreements with Nokia and LG comprised 53% and 11% of our total revenue of $480.5 million, respectively. Excluding $267.4 million of non-recurring patent license revenue, $253 million of which was attributable to payment to us by Nokia under an April 28, 2006 Arbitration Settlement Agreement, LG, NEC and Sharp Corporation of Japan (Sharp) were approximately 26%, 19% and 17% of our total 2006 recurring revenues, respectively.

Patent Licensees Generating Revenues Exceeding 10% of Recurring Revenues

The loss of revenues and cash payments from LG (referred to above) or any of the licensees discussed below (with the exception of the NEC 2G Agreement, for which all present and anticipated cash has been received) would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, narrowband CDMA and 3G patent license agreement with NEC. Pursuant to its patent license agreement with ITC, NEC is obligated to pay royalties on a convenience basis on all sales of products covered under the license. We recognize revenue associated with this agreement in the periods we receive the related royalty reports. This patent license agreement expires upon the last to expire of the patents licensed under the agreement. NEC and ITC are also parties to a separate non-exclusive, worldwide, convenience-based, generally nontransferable, royalty-bearing TDMA patent license agreement (2G), which expires upon the last to expire of the patents licensed under the agreement. In 2002, the parties amended that agreement to provide for the payment by NEC to ITC of $53.0 million, in exchange for which royalty obligations for PHS and PDC products are considered paid-up. We recognized revenue associated with this $53.0 million payment on a straight-line basis from the January 2002 agreement date through February 2006, which was the expected period of use by NEC. It is unlikely that NEC would have any further royalty payment obligations under that agreement based on existing paid-up and other unique provisions. In 2006, we recorded revenues of $40.0 million from NEC of which approximately $2.0 million is attributable to our 2G patent license agreement and approximately $38 million is attributable to our narrowband CDMA and 3G patent license agreement.

ITC is a party to a worldwide, non-exclusive, generally nontransferable, royalty-bearing, convenience-based patent license agreement with Sharp (Sharp PHS/PDC Agreement) covering sales of terminal devices compliant with TDMA-based PHS and PDC Standards. In fourth quarter 2006, ITC and Sharp entered into an Amendment which extended the term of the Sharp PHS/PDC Agreement from April 2008 to April 2011. Sharp is obligated to make royalty payments on sales of licensed products as covered products are sold. We recognize revenue associated with this agreement in the periods we receive the related royalty reports.

ITC and Sharp are also parties to a separate worldwide, non-exclusive, convenience-based, generally nontransferable, royalty-bearing patent license agreement (Sharp NCDMA/GSM/3G Agreement) covering sales of GSM, narrowband CDMA and 3G products that expires upon the last to expire of the patents licensed under the agreement. Under an amendment to that agreement executed in first quarter 2004, which affects certain payment terms and other obligations of the parties, Sharp made a royalty pre-payment of approximately $17.8 million in second quarter 2004, which was exhausted in the fourth quarter of 2004. Sharp is obligated to make royalty payments on sales of licensed products, to the extent it does not have a royalty credit, as covered products are sold. As part of the 2006 Amendment referred to in the preceding paragraph, Sharp made additional lump-sum payments and agreed to prepay estimated 2007 royalties on designated sales. We recognize revenue associated with this agreement in the period that royalty reports are received. This license agreement expires upon the last to expire of the patents licensed under this agreement. In 2006, we recorded revenues of $35.8 million from Sharp of which approximately $4.7 million is attributable to the Sharp PHS/PDC Agreement and approximately $31.1 million is attributable to the Sharp NCDMA/GSM/3G Agreement.

Legal Proceedings

Patent Oppositions

In high technology fields characterized by rapid change and engineering distinctions, the validity and value of patents are sometimes subject to complex legal and factual challenges and other uncertainties. Accordingly, our patents are subject to uncertainties typical of patent enforcement generally. The validity of some of our key patents has been and continues to be challenged in patent opposition and revocation proceedings in a number of jurisdictions. While in a few cases, our patents have been invalidated or substantially narrowed, this has not impaired our patent license program because we generally license a broad portfolio of patents held worldwide, not a single patent or invention in a single jurisdiction. If a party successfully asserts that some of our patents are not valid, are unenforceable, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe to be commercially important are not infringed, we do not believe there would be a material adverse impact on our ongoing revenues from existing patent license agreements, although there could be an adverse impact on our ability to generate new royalty streams. The cost of enforcing and protecting our patent portfolio is significant. (See, “Item 1A-Risk Factors, Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.”).

Patent Infringement and Declaratory Action Lawsuits

From time to time, if we believe any party is required to license our patents in order to manufacture and sell certain digital cellular products and such party has not done so, we may institute legal action against them. These legal actions typically take the form of a patent infringement lawsuit. In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. The response from the subject party can come in the form of challenges to the validity, enforceability, essentiality and/or applicability of our patents to their products. In addition, a party might file a Declaratory Judgment action to seek a court’s declaration that our patents are invalid, unenforceable, not infringed by the other party’s products, or are not essential. Our response may include claims of infringement. (See, “Item 3 –Legal Proceedings”). When we include claims of infringement, a favorable ruling for the Company can result in the payment of damages for past sales, the setting of a royalty for future sales, or issuance by the court of an injunction enjoining the manufacturer from manufacturing and/or selling the infringing product. An adverse ruling, in terms of having patents declared invalid, non-infringed or unenforceable, could result in difficulty securing new licenses to the extent such a ruling affects a significant portion of our patent portfolio related to any particular wireless Standard. Regardless of the actual outcome of the litigation, the cost of such litigation can be significant. As part of a settlement of a patent infringement lawsuit against a third party, we could recover consideration for past infringement, and grant a license under the patent(s) in suit (as well as other patents) for future sales. Such a license could take any of the forms discussed above.

Contractual Arbitration Proceedings

We and our licensees, in the normal course of business, may have disagreements as to the rights and obligations of the parties under the applicable license agreement. For example, we could have a disagreement with a licensee as to the amount of reported sales and royalties. Our license agreements typically provide for audit rights as well as private arbitration as the mechanism for resolving disputes. Arbitration proceedings can be resolved through an award rendered by the arbitrators or by settlement between the parties. Parties to an arbitration might have the right to have the Award reviewed in a court of competent jurisdiction; however, based on public policy favoring the use of arbitration, it is difficult to have arbitration awards vacated or modified. The party securing an arbitration award may seek to have that award converted into a judgment through an enforcement proceeding. The purpose of such a proceeding is to secure a judgment that can be used for, if need be, seizing assets of the other party. (See, “Item 3-Legal Proceedings”).

We are currently involved in legal proceedings with Samsung relating to its patent license agreement with us and an Arbitral Award rendered in connection therewith. (See, “Item 3 –Legal Proceedings, Samsung” for further discussion of proceedings relating to our patents).

Technology and Product Development

We have designed, developed and placed into operation a variety of advanced digital wireless technologies, systems and products since our inception in the early 1970s. Historically, our strength has been our ability to explore emerging technologies, identifying needs created by the development of advanced wireless systems, and building technologies for those new requirements.

Today, we are focusing our product development efforts principally on the advanced cellular technologies. This includes 3G WCDMA technologies, in particular HSDPA/HSUPA implementations, and the 3GPP Long Term Evolution (LTE) project based on OFDMA/MIMO. We are integrating licensed 2G GSM/GPRS/EDGE solutions with our advanced 3G technology (WCDMA/HSDPA/HSUPA) in order to offer technology licenses as well as a fully-integrated 2G/3G complete dual-mode modem ASIC solution to semiconductor and mobile device manufacturers, respectively. We will initially market our 2G/3G dual-mode modem ASIC and platforms to data card manufacturers.

We also develop advanced IEEE 802 wireless technologies, in particular technology related to WLAN and digital cellular applications that includes improvements to IEEE 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover among radio access technologies (IEEE 802.21), mesh networks (IEEE 802.11s), wireless network management (IEEE 802.11v), and wireless network security.

We recorded expenses of $65.4 million, $63.1 million and $51.2 million during 2006, 2005, and 2004, respectively, related to our research and development efforts. These efforts foster inventions which are the basis of many of our patents. As a result of such patents and related patent license agreements, in 2006, 2005 and 2004, we recognized $473.6 million, $144.1 million and $103.4 million of patent licensing revenue, respectively. In addition, in 2006, 2005, and 2004, we recognized technology solutions revenues totaling $6.9 million, $19.0 million and $0.3 million, respectively.

3G WCDMA/FDD Technology and Product Development

We are developing a fully integrated 2G/3G dual-mode modem ASIC utilizing third-party fabrication. Our initial product launch consists of an advanced offering incorporating HSDPA/HSUPA technologies in a platform customized for the data card market.

We have developed various technology blocks, upgrades and platforms compliant with the 3GPP WCDMA/FDD Standards. The Standard for initial system deployment was identified as Release 99 or Release 4. Subsequent releases, identified as Release 5, Release 6, etc., add various advanced features and functions. For example, Release 5 HSDPA, an upgrade to WCDMA, provides high speed data capabilities, theoretically up to 14 Mbps, from the network to mobile handsets (i.e., the downlink). We have developed technology blocks that can upgrade an existing FDD modem to HSDPA capabilities. Our Release 5 development effort includes a complete 3G modem comprising a physical layer and protocol stack with HSDPA and non-HSDPA channels. This allows us to offer customers a complete Release 5 FDD modem solution, as well as smaller blocks that augment their existing technology. These blocks include advanced receiver technology that can support the highest rate HSDPA mode, Category 10, and can be scaled to lower categories and data rates depending on customer requirements. In first quarter 2006, we successfully demonstrated Category 10 performance, the highest HSDPA mode, with throughput in excess of 10Mbps in our coprocessor at 3GSM World Congress in Barcelona, Spain. Release 6 of the WCDMA Standard introduces HSUPA, which increases the uplink rate to a theoretical maximum of 5.8 Mbps, includes both HSDPA and HSUPA, is poised to support high speed data in both the uplink and downlink, reduce the latency in data transmission and increase overall network capacity.

Recognizing the need continually to improve data rates, coverage and capacity, work is underway within 3GPP on further evolution of the Standards. Release 7 is expected to address incremental performance improvements. In addition, work continues on a longer term initiative known as Evolved UTRA/UTRAN (UMTS Terrestrial Radio Access/ UMTS Terrestrial Radio Access Network). The objectives of this initiative are more ambitious, targeting peak data rates of 100 Mbps in the downlink and 50 Mbps in the uplink, improved spectrum efficiency, significantly reduced data latency, and scaleable bandwidths from as low as 1.25 MHz to as high as 15 MHz. We are participating in Release 7 and evolved UTRA/UTRAN Standards activities and have launched internal projects to develop the technology necessary for the new performance requirements. In addition to supplying technology blocks to partners, we are developing our complete 2G/3G dual-mode modem ASIC, using “fabless” production.

WCDMA/TDD Technology Product Development

During the period 1999 through 2003, the Company was actively engaged in the development and standardization of technology related to one of the modes of the 3G standard, namely TDD. Our TDD technology development effort resulted in the Company developing a validated and fully Standards compliant WTDD technology solution. We delivered TDD technology building blocks to Nokia for use in 3G wireless products for which they paid an aggregate amount of approximately $58.0 million.

As a result of this and prior technology development efforts, the Company established a significant patent portfolio related to TDD-based wireless systems, including without limitation the TDD mode of WCDMA and the TD-SCDMA systems being deployed in the People’s Republic of China. As part of its license agreements, the Company typically includes TDD-based Standards (like TD-SCDMA) as a covered Standard. In addition, the Company has expended and continues to expend appropriate resources targeted to generate revenue from the roll-out of TD-SCDMA products in the People’s Republic of China.

Wireless LAN and Mobility

As part of our broader technology development activities, we are developing solutions addressing WLAN technology and mobility between WLAN and cellular networks. These projects support activities within the IEEE 802 and 3GPP network architecture working groups. These technology areas include improvements to the 802.11 PHY and MAC to increase peak data rates (i.e., IEEE 802.11n), handover between radio access technologies (i.e., IEEE 802.21), mesh networks, wireless network management, and wireless network security.

3G FDD / WCDMA Technology Product Customers and Partners

Infineon Technologies AG

We jointly developed and continue to support a 3G protocol stack for use in terminal units under our 2001 cooperative development, sales and alliance agreement with Infineon Technologies AG (Infineon). This 3G protocol stack interfaces with existing GSM/GPRS/EDGE protocol stack software to provide dual-mode (2G/3G) protocol stack functionality, supports Infineon’s 3G baseband processor, and is portable to other baseband processors. Together with Infineon, we completed the full dual-mode WCDMA/FDD release 99 protocol stack in 2003. This protocol stack solution has been commercially deployed and continues to be offered to 3G mobile phone and semiconductor producers. The technology is operating in commercial production in Japan. We have supported Infineon with interoperability testing and continue to support product launch and certification with field support, software support and lab testing. In fourth quarter 2005, we extended our 3G protocol stack relationship with Infineon to include the joint development and commercialization of upgraded, Standards-compliant Release 5 protocol stacks with HSDPA functionality. In the first quarter of 2006, we further extended our 3G protocol stack relationship with Infineon to include joint development and commercialization of an upgraded, Standards-compliant Release 6 protocol stack to include HSUPA functionality.

Also in fourth quarter 2005, we entered into a new agreement with Infineon permitting us independently to offer a complete dual-mode GSM/GPRS/EDGE and WCDMA/HSDPA integrated protocol stack to the market. Under the agreement, we have licensed Infineon’s legacy GCF-certified GSM/GPRS/EDGE protocol stack, which we are now able to license to customers in combination with our evolving 3G protocol stack and baseband offering. This provides us the ability to offer a comprehensive Standards-compliant WCDMA Release 5 dual-mode protocol stack, as well as a complete 3G physical to application layer modem solution. In addition to GCF certification, the GSM/GPRS/EGDE protocol stack has 75 type approvals and has completed interoperability testing with more than 80 operators in 40 countries worldwide.

In fourth quarter 2006, we announced an additional expansion of our relationship with Infineon, whereby we have licensed Infineon’s field-proven GSM/GPRS/EDGE baseband modem, the S-GOLD(R) 3, and have also licensed the layer one control software (in addition to the protocol stack software which had previously been licensed). This provides us for the first time with the ability to offer a comprehensive Standards-compliant 2G/3G modem solution. Under the terms of the extended agreement with Infineon, we have the right to use the Infineon 2G technology in our own modem offering or to sublicense the technology to third parties developing their own 2G/3G modem offerings. We also gain access to all of the applicable design specifications, source code and other design data for Infineon’s integrated GSM/GPRS/EDGE baseband and protocol stack technology, including the S-GOLD(R) 3 baseband processor ASIC design with support for Infineon’s RF, Power Management and Connectivity modules as well as related components.

We and Infineon also have cross-licensed to each other a limited set of patents for specified purposes. We also have agreed to a framework for determining royalties applicable to other 2G and 3G products.

General Dynamics C4 Systems

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as General Dynamics Decision Systems, Inc.) (General Dynamics) to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. war fighters.

Under the Software License Agreement (SLA), we delivered to General Dynamics Standards-compliant WCDMA modem technology, originating from the technology we developed under our original agreement with Infineon, for incorporation into handheld terminals. The SLA provided for the payment of $18.5 million in exchange for delivery of, and a limited license to, our commercial technology solution for use within the U.S. Government’s MUOS and Joint Tactical Radio System programs. Maintenance and product training were also covered by this amount. A majority of our MUOS program deliverables and related payments occurred during 2005. We completed delivery of our technology solution in 2006. In addition to the deliverables specifically identified in the SLA, we originally agreed to provide software maintenance services for a period of three years and additional future services as requested by General Dynamics. In fourth quarter 2006, General Dynamics agreed to amend the SLA to release us from our maintenance obligations over the final two years of the SLA, in exchange for a $0.5 million reduction to their remaining payments and provision of limited engineering support services. We recognized approximately $0.9 million in fourth quarter 2006 as a result of this amendment.

NXP Semiconductors B.V. (formerly Philips Semiconductors)

In August 2005, we entered into an agreement with NXP (formerly Philips Semiconductors B.V.) to deliver our physical layer HSDPA technology solution to NXP for integration into its family of Nexperia™ cellular system chipsets. Under the agreement, we will also agree to assist NXP with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the NXP chipset. Subsequent to our delivery of portions of our HSDPA technology solution, we agreed to provide NXP support and maintenance over an aggregate estimated period of approximately two years.

Other Technology Product Development

As part of our technology development, from time to time we develop technology solutions for customers that are complimentary to our existing development programs. For example, in December 2006 we announced that SK Telecom, Korea’s leading mobile communications company, had chosen InterDigital to develop an advanced mobility solution for nationwide session continuity. The mobility solution, based on IEEE 802.21 Standards, will support nationwide handover for SK Telecom’s customers when moving between WiBro (a Korean version of mobile WiMax) and UMTS networks throughout the country. InterDigital’s solution, based on the IEEE 802.21 Standard for Media Independent Handoff, will include both the system design and the software solution for dual mode WiBro/UMTS terminal units. In addition to the technology development, the agreement provides for potential collaboration on future projects.

All of the above programs have provided validation of the technology and access to third party facilities and resources, and helped to broaden the awareness of the company as a developer of advance wireless inventions.

Future Technology Partnerships and Acquisitions

In addition to our internal research and development programs, we pursue a number of channels to investigate, develop and acquire new architectures and technologies for wireless systems. For example, national and international university relationships have provided us additional opportunities to explore new technologies and license intellectual property advancements that we sponsored.

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

In first quarter 2005, we acquired selected patents, intellectual property blocks and related assets which are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. Our strategic investments also included the acquisition in first quarter 2007 of a minority equity interest in a company engaged in the development of unlicensed mobile access software.

Repositioning Activities

In fiscal 2005, we closed our Melbourne, Florida design center. Of the thirty-three full or part-time employees at this facility, five accepted offers of continued employment elsewhere within our organization. In first quarter 2006, we terminated our lease obligations associated with this facility. We estimate that the repositioning resulted in annual pre-tax cost savings of $6.0 million.

Competition

We compete in a wireless communications market characterized by rapid technological change, frequent product introductions, evolving industry Standards and, in many products, price erosion. Further, many current and potential competitors may have advantages over us, including (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. The communications industry continues to be dominated by entities with substantial market share. That share advantage provides pricing advantages, brand strength and technological influence. In addition, the combination of the market dynamics described above is driving many industry participants to consolidate. This consolidation may affect the timing or ability of third parties to purchase products or license technology from us. (See, “Item 1A — Risk Factors, We Face Substantial Competition From Companies With Greater Resources.”).

Our future success in licensing our technology solutions as well as selling our modem offering will depend on (i) our ability to continue to develop, introduce and sell new products, technology and enhancements on a timely and consistent basis (See, “Item 1A — Risk Factors, Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Windows.”), and (ii) our ability to keep pace with technological developments, satisfy varying customer requirements, price our products competitively and achieve market acceptance. We are well positioned in this market to deliver competitive products because of our broad systems capability; the depth of our experience in developing physical layer, protocol stack and component design solutions; the depth of our technology and intellectual property portfolio; our financial strength and our ability to deliver time-to-market and cost advantages to our customers. However, during our development phase, competitive solutions may surface. Such alternative solutions may be made available at a lower cost or be a more comprehensive solution (See, “Item 1A — Risk Factors, Our Technologies May Not Be Adopted by the Market or Widely Deployed.”). Our products and services also face competition from existing companies developing product and technology offerings comparable to or more advanced than our solutions.

We also face competition from the in-house development teams at the semiconductor and wireless device manufacturing companies we seek as customers. It is also possible that new competitors may enter the market. In particular, as a greater proportion of wireless 3G devices incorporate traditional computing applications and IEEE wireless technologies (e.g., 802.11, 802.15, 802.16), semiconductor companies that have traditionally focused on providing chipsets to these industries may enter the 3G market with baseband solutions as well.

We also face competition in the licensing of our patent portfolio. We believe that licenses under a number of our patents are required to manufacture and sell 2G and 3G products. However, numerous companies also claim that they hold essential 2G and 3G patents. To the extent that multiple parties all seek royalties on the same product, the manufacturers may claim to have difficulty in meeting the financial requirements of each patent holder. In the past, certain manufacturers have sought antitrust exemptions to act collectively, on a voluntary basis. In addition, certain manufacturers have sought to limit aggregate 3G licensing fees or rates for essential patents. (See, “Item 1A — Risk Factors, Royalty Rates Could Decrease.”).

Employees

As of December 31, 2006, we employed 340 full-time individuals consisting of approximately 243 engineering and product development personnel, 16 patent administration and licensing personnel and 81 other personnel, as well as 3 part-time employees. None of our employees are represented by a collective bargaining unit.

Executive Officers

The information regarding our executive officers is included pursuant to Part III, Item 10 of this Annual Report on Form 10-K as follows:

NAME	AGE	POSITION
William J. Merritt	48	President and Chief Executive Officer and President of InterDigital Technology Corporation

Richard J. Fagan	50	Chief Financial Officer

Bruce G. Bernstein	41	Chief Intellectual Property and Licensing Officer

Mark A. Lemmo	49	Executive Vice President, Business Development and Product Management

Brian G. Kiernan	60	Executive Vice President, Standards

William C. Miller	52	Executive Vice President, Programs and Customer Support

James J. Nolan	46	Executive Vice President, Engineering

Lawrence F. Shay	48	Chief Legal Officer and Government Affairs

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

Bruce G. Bernstein joined InterDigital as General Patent Counsel in June 2005. As of February 8, 2007, Mr. Bernstein’s title was revised to Chief Intellectual Property and Licensing Officer without a change in responsibilities. Before joining InterDigital, Mr. Bernstein served as Vice President, Head of Patents with BTG International Inc., a subsidiary of BTG plc, a multi-national, publicly held technology transfer and licensing company headquartered in the United Kingdom, from April 2002 to June 2005 and as Vice President, Legal and Patents from January 1997 to April 2002. Prior to joining BTG, Mr. Bernstein worked in private practice in Washington, DC as a registered patent attorney.

Mark A. Lemmo was named Executive Vice President, Product Management and Business Development in April 2000. As of February 8, 2007, Mr. Lemmo’s title was revised to Executive Vice President, Business Development and Product Management without a change in responsibilities. Prior to April 2000, Mr. Lemmo held the position of Executive Vice President, Engineering and Product Operations since October 1996 and Vice President, Sales and Marketing since June 1994.

Brian G. Kiernan was promoted to Senior Vice President, Standards in July 1997. As of February 8, 2007, Mr. Kiernan’s title was revised to Executive Vice President, Standards without a change in responsibilities. Prior to July 1997, Mr. Kiernan held the position of Vice President, Marketing Support since January 1993.

William C. Miller joined InterDigital as Senior Vice President, Programs and Engineering in July 2000. As of February 8, 2007, Mr. Miller’s title was revised to Executive Vice President, Programs and Customer Support without a change in responsibilities. Before joining InterDigital, Mr. Miller served as Vice President, Programs with Telephonics Corporation, an aircraft and mass transit communications systems corporation located in Farmingdale, New York, since 1993.

James J. Nolan joined InterDigital in 1996 and, until his election as Senior Engineering Officer in May 2006, has held a variety of engineering positions including Vice President of Systems Engineering. As of February 8, 2007, Mr. Nolan’s title was revised to Executive Vice President, Engineering without a change in responsibilities. Mr. Nolan has led the Company’s technology and product development programs for modems, protocol software and radio designs for multiple wireless Standards, and has played a key role in Company business development activities around the world. Mr. Nolan came to InterDigital from the Northrop Grumman Corporation where he held technical and leadership roles in numerous engineering development programs.

Lawrence F. Shay joined InterDigital as Vice President and General Counsel in November 2001 and served as Corporate Secretary from November 2001 to September 2004. As of February 8, 2007, Mr. Shay’s title was revised to Chief Legal Officer and Government Affairs without a change in responsibilities. Before joining InterDigital, Mr. Shay served as General Counsel and Corporate Secretary with U.S. Interactive, Inc., a multi-national publicly held Internet professional services corporation, from June 1999 to June 2001 and held the title of Executive Vice President as of June 2001. Prior to June 1999, Mr. Shay was a partner in the corporate group of Dilworth Paxson LLP, a major Philadelphia law firm, where he practiced law from 1985 until 1999.

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

We face a variety of risks that may affect our business, financial condition, operating results or any combination thereof. Although many of the risks discussed below are driven by factors that we cannot control or predict, you should carefully consider the identified risks before making an investment decision with respect to our common stock. In addition to the risks and uncertainties identified elsewhere in this Form 10-K as well as other information contained herein, each of the following risk factors should be considered in evaluating our business and prospects. If any of the following risks or uncertainties occur or develop, our business, results of operations and financial condition could change. In such an event, the market price of our common stock could decline and you could lose all or part of your investment. The following discussion addresses those risks that management believes are the most significant and which may affect our business, financial condition or operating results, although there are other risks that could arise, or may become more significant than anticipated. The following risk factors are not listed in any order of importance or priority.

The Price of Our Common Stock Could Continue to be Volatile.

Historically, we have had large fluctuations in the price of our common stock and such fluctuations could continue. From January 1, 2003 to December 31, 2006, our common stock has traded as low as $11.65 per share and as high as $36.91 per share. Factors that may contribute to fluctuations in our stock price include general market conditions for the wireless communications industry, changes in market share of significant licensees, announcements concerning litigation, arbitration and other legal proceedings in which we are involved, announcements concerning licensing and product matters, and our operating results.

Our Revenue and Cash Flow Could Decline Depending Upon the Success of Our Licensing Program.

Our ability to recognize revenue and generate cash flow from licensing is subject to a number of risks:

Results of Samsung Disputes

We are engaged in a number of disputes with Samsung over the enforcement of an Arbitral Award (Samsung Award) rendered in connection with a dispute between Samsung and ITC over the application of the MFL provision in its and Samsung’s license agreement with ITC. (See, “Item 3 – Legal Proceedings, Samsung”). If we are unsuccessful in some or all of these matters, we may be delayed in collecting, or unable to collect, royalties from Samsung on its sales of covered 2G products in accordance with the Samsung Award or otherwise.

Challenges to Existing License Agreements

Revenue and cash flow from existing and potential licensees may also be affected by challenges to our interpretation of provisions of license agreements. Such challenges could result in rejection or modification of license agreements and the termination, reduction, and suspension of payments.

Ability to Enter into New License Agreements

We face challenges in entering into new patent license agreements. During discussions with unlicensed companies, significant negotiation issues arise from time to time. For example, manufacturers and sellers of 2G products can be reluctant to enter into a license agreement because such companies might be required to make a significant lump sum payment for unlicensed past sales. Also, certain of the inventions we believe will be employed in 3G products are the subject of our patent applications where no patent has been issued yet by the relevant patent reviewing authorities. Certain prospective licensees are unwilling to license patent rights prior to a patent’s issuance. Additionally, in the ordinary course of negotiations, in response to our demand that they enter into a license agreement, manufacturers raise different defenses and arguments including defenses and arguments (i) including claims by third parties challenging the essential nature of our patents, (ii) claiming that their products do not infringe our patents and/or that our patents are invalid and/or unenforceable, and (iii) relating to the impact on them of litigation or arbitration in which we are involved. We can not be assured that all prospective licensees will be persuaded during negotiations to enter into a patent license agreement with us, either at all or on terms acceptable to us.

Defending and Enforcing Patent Rights

Major telecommunications equipment manufacturers have challenged, and we expect will continue to challenge the validity of our patents. In some instances, certain of our patent claims have been declared invalid or substantially narrowed. We cannot assure that the validity of our patents will be maintained or that any of the key patents will be determined to be applicable to any 2G or 3G product. Any significant adverse finding as to the validity or scope of our key patents could result in the loss of patent licensing revenue from existing licensees and could substantially impair our ability to secure new patent licensing arrangements.

In addition, the cost of defending our intellectual property has been and may continue to be significant. Litigation may be required to enforce our intellectual property rights, protect our trade secrets, enforce confidentiality agreements, or determine the validity and scope of proprietary rights of others. In addition, third parties could commence litigation against us seeking to invalidate our patents and/or have determined that our patents are unenforceable. As a result of any such litigation, we could lose our proprietary rights and/or incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could require significant amounts of time by key members of executive management and other personnel that, in turn, could negatively affect our results of operations. Moreover, third parties could circumvent our patents not considered essential to the Standards through design changes. Any of these events could adversely affect our prospects for realizing future revenue.

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

Additionally, over time, our 2G licensing revenue is expected to be impacted negatively by the decline of the 2G market coupled with the expiration of certain ongoing royalty and other payment obligations and revenue recognition, which began in 2006. For example, the amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC was completed in February 2006. In addition, Ericsson’s obligation to pay license fees under its 2G/2.5G patent license agreements ended after its final 2006 installment was paid in February 2007.

Further, through December 31, 2006, we recognized as revenue all of the $18.0 million relating to our deliverables and maintenance obligations under the Mobile User Objective System (MUOS) program for the U.S. military under our amended agreement with General Dynamics. In 2006, we recognized $1.8 million of revenue related to this agreement.

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

Our Revenues Are Derived Primarily from a Small Number of Patent Licensees.

Over the past several years, a majority of our royalty revenues have been generated by a small number of licensees. For example, we recognized $253 million of revenue in 2006 associated with the resolution of certain disputes with Nokia. This was 53% of our total revenue and the largest portion of our 2006 non-recurring patent license revenue of $267.4 million. Revenues from patent license agreements with NEC and Sharp accounted for approximately 36% of our recurring revenue in 2006 and 52% of our total revenues in 2005. In the event NEC or Sharp fail to meet their payment and/or reporting obligations under their respective license agreements (with the exception of the NEC 2G Agreement for which all currently anticipated cash has been received), our future revenue and cash flow could be materially adversely impacted. In addition, in first quarter 2007, NEC gave notice of its intent to enforce the MFL provision under its narrowband CDMA and 3G patent license agreement with ITC. The outcome of discussions with NEC over the impact of their intent to enforce this MFL provision could result in a delay in our receipt of or inability to collect royalties from NEC, commencement of dispute resolution proceedings, a decrease in royalties payable by NEC, or a combination of these events. Additionally, many of our licensees (accounting for approximately 56% of our 2006 recurring revenues) are based in Japan, and our future level of revenue and/or cash flow from these companies could be affected by general economic conditions in Japan and each company’s respective success in selling covered products in markets both inside and outside of Japan. Further, our revenues from our patent license agreement with LG accounted for approximately 26% of our recurring revenues in 2006. Such revenues continue only through the term of that agreement which expires in 2010, at which time most of the products licensed thereunder become unlicensed. If we are unable to extend the term of this agreement or enter into a new agreement with LG, our future revenue and cash flow could be materially adversely impacted.

Royalty Rates Could Decrease.

A number of companies have made claims as to the essential nature of their patents with respect to products for the 3G market. Additionally, certain licensees and others in the wireless industry, individually and collectively, are demanding that royalty rates for 3G patents be lower than historic royalty rates, and in some cases, that the aggregate royalty rates for 3G products be capped. For example, certain members of the European Telecommunications Standards Institute (ETSI) have previously sought to require all members that hold essential patents to agree upon a predetermined cumulative cap for royalties on the cost of all components of the next version of the 3GPP-based radio standard commonly referred to as “Long-Term Evolution” or “LTE.” Certain other members of ETSI have sought to require, for licensing purposes, consideration of maximum aggregate royalties in determining what constitutes a “fair and reasonable” royalty payment. Both the increasing number of patent holders of 3G and future technology and the efforts by certain industry members and groups to reduce and/or place caps on royalty rates could result in a decrease in the royalty rates we receive for use of our patented inventions, thereby decreasing future anticipated revenue and cash flow.

Changes to Our Current Calculation of Tax Liabilities

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be both probable and reasonably estimable. Although we believe we have adequately accrued for tax contingencies that have met both criteria, we may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2006 and 2005, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms, Imposed International Patent Rules and Third Party Legal Proceedings May Impact Our Patent Prosecution and Licensing Strategies.

Changes to domestic patent laws and regulations may occur in the future. Specifically, the USPTO has proposed modifications to the current U.S. patent rules such that it could change, in addition to other topics, the patent application continuation practice, which may impact patent costs and the potential scope of future patent coverage. The U.S. Congress is also reviewing select patent laws which may require us to re-evaluate and modify our patent prosecution and patent licensing strategies in the future. Additionally, recent U.S. Supreme Court and other court rulings, which might be applied in the future by courts to our licensing business or raised in the future by existing or future patent licensees, could make it more difficult to obtain injunctive relief to protect our patent rights and could assist patent licensees in challenging patents they have already agreed to license. Changes to foreign patent practice have also been imposed by the European Patent Office which may limit our ability to file divisional applications. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

Due to the Nature of Our Business, We Could Be Involved in a Number of Litigation and Arbitration Matters.

While some companies seek licenses before they commence manufacturing and/or selling devices that use our patented inventions, most do not. Consequently, we approach companies and seek to establish license agreements for using our inventions. We expend significant effort identifying potential users of our inventions and negotiating license agreements with companies that may be reluctant to take licenses. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, or use products, we might commence legal action against the third party if they refuse to enter into a license agreement. As a result of enforcing our IPR, we could be subject to significant legal fees and costs, including the costs and fees of opposing counsel in certain jurisdictions if we are unsuccessful. In 2006, we spent over $21 million on patent arbitration and litigation fees and related costs. In addition, litigation and arbitration proceedings require significant key employee involvement for significant periods of time which could distract such employees from other business activities.

Our Technologies May Not Be Adopted By the Market or Widely Deployed.

We invest significant engineering resources in the development of advanced wireless technology and related products. These investments may not be recoverable or not result in meaningful revenue if products based on the technologies in which we invest are not widely deployed. Competing digital wireless technologies could reduce the opportunities for deployment of technologies we develop. If the technologies in which we invest are not adopted in the mainstream markets or in time periods we expect, or we are unable to secure partner support for our technologies, our business, financial condition and operating results could be adversely affected. For example, our ability to capitalize on our investments in WCDMA solutions depends upon market interest in such technologies. There are emerging wireless technologies, such as WiMAX, that may compete with WCDMA. If deployments of such other competing technologies obtained significant market share, the market size for WCDMA products could be reduced. All of these competing technologies also could impair multi-vendor and operator support for WCDMA, key factors in defining opportunities in the wireless market. Similarly, changes or delays in the implementation of new wireless Standards could limit our opportunities in the wireless market.

Our Industry is Subject to Rapid Technological Change, Uncertainty, and Shifting Market Opportunities.

Our market success depends, in part, on our ability to keep pace with changes in industry Standards, technological developments, and varying customer requirements. Changes in industry Standards and needs could adversely affect the development of, and demand for, our technology, rendering our products and technology currently under development obsolete and unmarketable. If we fail to anticipate or respond adequately to such changes, we could miss a critical market opportunity, reducing or eliminating our ability to capitalize on our technology, products or both.

The Markets for Our Technologies and Our Products May Fail to Materialize in the Manner We Expect.

We are positioning our current development projects for the evolving advanced digital wireless markets. Certain of these markets, in particular the 3G market, may continue to develop at a slower rate or pace than we expect and may be of a smaller size than we expect. Additionally, the development projects that target only the emerging 3G market do not have direct bearing on the 2.5G or any other market which has developed or might develop after the 2G market, but prior to the development of the 3G market. For example, the potential exists for a reduction in the size of the 3G market due to the success of current or future 2.5G solutions and WLAN. In addition, there could be fewer applications for our technology and products than we expect. The development of the 3G and other advanced wireless markets also could be impacted by general economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G infrastructure and mobile devices, rate of growth in telecommunications services that would be delivered on 3G devices, and the availability of capital for, and the high cost of, radio frequency licenses and infrastructure improvements. Failure of the markets for our technologies and/or our products to materialize to the extent or at the rate we expect could reduce our opportunities for sales and licensing and could materially adversely affect our longer-term business, financial condition and operating results.

Our Technology and Product Development Activities May Experience Delays.

We may experience technical, financial, resource or other difficulties or delays related to the further development of our technologies and products. Delays may have adverse financial effects and may allow competitors with comparable technology and/or product offerings to gain a commercial advantage over us. There can be no assurance that we will continue to have adequate staffing or that our development efforts will ultimately be successful. Further, if such development efforts are not successful or delays are serious, strategic relationships could suffer and strategic partners could be hampered in their marketing efforts of products containing our technologies. As a result we could experience reduced revenues or we could miss critical market opportunities. Moreover, our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected and our ability to secure new customers and other business opportunities could be diminished.

We Face Substantial Competition from Companies with Greater Resources.

Competition in the wireless telecommunications industry is intense. We face competition from companies developing other and similar technologies including existing companies with in-house development teams and new competitors to the market (See, “-Our Technologies May Not Be Adopted By the Market or Widely Deployed”). Many current and potential competitors may have advantages over us, including: (a) existing royalty-free cross-licenses to competing and emerging technologies; (b) longer operating histories and presence in key markets; (c) greater name recognition; (d) access to larger customer bases; and (e) greater financial, sales and marketing, manufacturing, distribution channels, technical and other resources. In particular, our more limited resources and capabilities may adversely impact our competitive position if the market were to move towards the provision of an existing complete technology platform solution which larger equipment manufacturers have the ability to provide.

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

Our License Agreements Contain Provisions that Could Impair Our Ability to Realize Licensing Revenues.

Certain of our licenses contain provisions that could cause the licensee’s obligation to pay royalties to be reduced or suspended for an indefinite period, with or without the accrual of the royalty obligation. For example, some of the existing license agreements may be renegotiated or restructured based on MFL or other provisions contained in the applicable license agreement. The assertion or validity of such provisions under the existing agreements could affect our cash flow and/or the timing and amount of future recurring licensing revenue. We are currently engaged in two legal proceedings involving the applicability and application of Samsung’s MFL provision in the Samsung Agreement (See, “Item 3. Legal Proceedings, Samsung”). Also, in the first quarter 2007, NEC gave notice of its intent to enforce the MFL provision under its narrowband CDMA and 3G patent license agreement with ITC. The outcome of discussions with NEC over the impact of their intent to enforce this MFL provision could result in a delay in our receipt of or inability to collect royalties from NEC, commencement of dispute resolution proceedings, a decrease in royalties payable by NEC, or a combination of these events.

We Face Risks From Doing Business in Global Markets.

A significant portion of our business opportunities exists in a number of international markets. Accordingly, we could be subject to the effects of a variety of uncontrollable and changing factors, including: difficulty in protecting our intellectual property in foreign jurisdictions; enforcing contractual commitments in foreign jurisdictions or against foreign corporations; government regulations, tariffs and other applicable trade barriers; currency control regulations; political instability; natural disasters; acts of terrorism and war; potentially adverse tax consequences; and general delays in remittance of and difficulties collecting non-U.S. payments. In addition, we also are subject to risks specific to the individual countries in which our customers, our licensees and we do business.

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

Market Projections and Data are Forward-Looking in Nature.

Our strategy is based on our own projections and on analyst, industry observer and expert projections, which are forward-looking in nature and are inherently subject to risks and uncertainties. The validity of their and our assumptions, the timing and scope of the 3G market, economic conditions, customer buying patterns, timeliness of equipment development, pricing of 3G products, growth in wireless telecommunications services that would be delivered on 3G devices, and availability of capital for infrastructure improvements could affect these predictions. The inaccuracy of any of these projections could adversely affect our operating results and financial condition. In addition, market data upon which we rely is based on third party reports which may be inaccurate.

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

If Wireless Handsets Are Perceived to Pose Health and Safety Risks, Demand for Products of Our Licensees and Customers Could Decrease.

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

We own one facility, subject to a mortgage, of approximately 52,000 square feet, in King of Prussia, Pennsylvania. We are also a party to a lease, extended during 2006 to expire in November 2012, for approximately 56,125 square feet of space in Melville, New York. In addition, we are a party to a lease, expanded during 2006 from approximately 11,918 square feet to 20,312 square feet of space, in Montreal, Canada, and expiring June 2011. These facilities are the principal locations for our technology development activities. We were a party to a lease which was to expire in July 2006 for approximately 20,660 square feet of space in Melbourne, Florida. In January 2006, we entered into a Lease Termination Agreement terminating the Melbourne, Florida lease in February 2006 and releasing us from any further obligations thereunder.

Item 3.	LEGAL PROCEEDINGS.

Nokia

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act (Nokia Delaware Proceeding). In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court dismissed all of Nokia’s patent invalidity and non-infringement declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards, and that such statements have caused Nokia harm.

In late 2006, we sought to file a motion for summary judgment as to Nokia’s then-current Lanham Act claims. If such a motion is filed and granted in our favour in its entirety, the court would enter judgment in our favor as to Nokia’s Lanham Act claims, including its amended Lanham Act claims as noted below. The court has not yet ruled on whether we will be allowed to file the motion for summary judgment. A hearing is not currently scheduled for this motion.

In first quarter 2007, we filed a motion for leave to amend our Answer and to assert claims for affirmative relief based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. These claims for affirmative relief include Lanham Act claims, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. A hearing on our motion for leave to amend our Answer, if necessary, is scheduled for first quarter 2007.

Also in first quarter 2007, the court granted Nokia leave to amend its Complaint and assert new causes of action based on Nokia’s allegations concerning InterDigital 3G patents and notifications to ETSI. Specifically, Nokia now asserts two Lanham Act claims based on this alleged conduct, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. We have filed a motion to dismiss Nokia’s amended claims as well as our Answer to those amended claims, together with the counterclaims described above. We intend vigorously to oppose Nokia’s claims and pursue our claims for affirmative relief.

Samsung

In 2002, during an arbitration proceeding (Samsung 1st Arbitration), Samsung Electronics Co. Ltd. (Samsung) elected, under a most favored licensee (MFL) clause in its 1996 patent license agreement with ITC (Samsung Agreement), commencing January 1, 2002, to have Samsung’s royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia Agreement, including its MFL provision, commencing January 1, 2002. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce (ICC) against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung 2nd Arbitration). This arbitration proceeding related to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. In the proceeding, we sought a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that, as a result of Samsung’s prior MFL election of the Nokia Agreement, the Nokia Agreement dictated Samsung’s royalty obligations for those TDMA products licensed under the Samsung Agreement. Samsung sought a determination that it had succeeded to all of Nokia’s then-existing rights under the Nokia Agreement, including the license to sell 3G and other CDMA products. Samsung also sought a determination that its royalty obligations were not defined by the Ericsson Agreement or the Sony Ericsson Agreement. In the alternative, Samsung sought a determination of the amount of the appropriate royalty to be paid, and argued that it owes substantially less than the amount that we believe is owed.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Samsung Tribunal) operating under the auspices of the ICC. In August 2006, the Samsung Tribunal rendered the Samsung Award in the Samsung 2nd Arbitration. Among its determinations, the Samsung Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sales of single-mode 2G GSM/TDMA and single-mode 2.5G GSM/GPRS/EDGE terminal units through 2005. The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Based on available market data, InterDigital estimates that Samsung’s royalty obligation for 2006 would be in the range of $35 million to $45 million.

The Samsung Award ordered Samsung to promptly pay amounts due, net of an approximate $6 million prepayment credit. In addition, InterDigital estimates Samsung’s interest obligation to be in the range of $15 million to $17 million. Samsung’s royalty obligations under the Samsung Agreement with InterDigital for sales of single-mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units made after 2006 could be fully paid-up after Samsung pays royalties for sales of covered products sold through 2006 in accordance with the Samsung Award.

Separate from the royalty issues on 2G and 2.5G products, the Samsung Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement with InterDigital, notwithstanding Samsung’s 2002 MFL election of the Nokia Agreement.

In September 2006, InterDigital filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (Samsung 3rd Arbitration). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia Award. Samsung has purported to have elected the Nokia Settlement under the MFL clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc., Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. An arbitrator has been selected and an arbitration hearing has been scheduled for late first quarter 2007.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia:

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five of Nokia’s UMTS European/UK Patents registered in the UK are not essential IPR for the 3GPP Standard. Nokia has issued an application to strike out (i.e. dismiss), or alternatively to stay, this action. This application will be vigorously opposed by ITC.

In fourth quarter 2006, IDCC and ITC initiated an arbitration proceeding with the ICC to prohibit Nokia’s attempted use of certain confidential, proprietary materials previously provided by us to Nokia under the terms of the Master Agreement entered into between the parties in 1999 (Nokia Master Agreement). We believe that Nokia’s use of such materials is prohibited by the Nokia Master Agreement. Nokia believes that it is permitted to use such materials in the Nokia Delaware proceeding and Nokia’s UK proceeding, and denies that we are entitled to the requested relief. No schedule has yet been set by the ICC for this proceeding.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of fiscal year ended December 31, 2006, no matters were submitted to a vote of our security holders.

PART II

Item 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the range of the high and low sales prices of our common stock for the years 2006 and 2005, as reported by The NASDAQ Stock Market LLC.

	High	Low
2006

First Quarter	$27.52	$17.74
Second Quarter	35.04	21.41
Third Quarter	35.44	23.92
Fourth Quarter	36.91	28.81

	High	Low
2005

First Quarter	$22.44	$15.14
Second Quarter	19.00	13.81
Third Quarter	20.15	16.68
Fourth Quarter	20.58	17.25

As of February 23, 2007, there were approximately 1,411 holders of record of our common stock.

We have not paid cash dividends on our common stock since inception. It is anticipated that in the foreseeable future, without regard to any cash proceeds we may receive from any settlement or resolution of outstanding arbitrations or litigations, no cash dividends will be paid on our common stock and any cash otherwise available for such dividends will be reinvested in our business or used to repurchase our common stock. When considering whether or not to pay cash dividends, our Board assesses our earnings, any dividend requirements on Preferred Stock if issued in the future, our capital requirements and other relevant factors.

(a) Performance Graph.

The following graph compares the five-year cumulative total returns of InterDigtal Communications Corporation, the NASDAQ Stock Market (U.S. companies) Index and the NASDAQ Telecommunications Stocks Index. The graph assumes $100 was invested in the common stock of InterDigital and each index on December 31, 2001 and that all dividends were reinvested. During this period, InterDigital has not declared or paid any dividends on its common stock.

(c) Issuer Purchases of Equity Securities.

In March 2006, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time-to-time through open-market purchases, prearranged plans or privately negotiated transactions (Repurchase Program). In addition, in April and December 2006, we announced that our Board of Directors had authorized additional repurchases of $100 million and $150 million, respectively, for a total repurchase authorization of $350 million. The amount and timing of purchases will be based on a variety of factors including share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during the fourth quarter of 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 – October 31, 2006	—	$—	—	$50,000,038
November 1, 2006 – November 30, 2006	—	$—	—	$50,000,038
December 1, 2006 – December 31, 2006	1,305,000	$32.49	1,305,000	$157,603,989

Total	1,305,000	$32.49	1,305,000	$157,603,989

(1)	The maximum remaining investment to repurchase shares as of December 31, 2006 includes the additional $150 million authorization approved by the Board of Directors in December, 2006. As of February 27, 2007, we have repurchased a total of 8.5 million shares of our common stock under the Repurchase Program, at a total cost of approximately $260.5 million.

Item 6.	SELECTED FINANCIAL DATA

(in thousands, except per share data)

Consolidated Statements of Operations Data:	2006	2005	2004	2003	2002
Revenues: (a)	$480,466	$163,125	$103,685	$114,574	$87,895
Income (loss) from operations	$336,416	$17,087	$(6,292)	$29,541	$9,240
Other income (b)	$—	$—	$—	$10,580	$—
Income tax (provision) benefit (c)	$(124,389)	$34,434	$4,704	$(7,269)	$(8,748)
Net income applicable to common shareholders	$225,222	$54,685	$89	$34,332	$2,375
Net income per common share – basic	$4.22	$1.01	$—	$0.62	$0.04
Net income per common share – diluted	$4.04	$0.96	$—	$0.58	$0.04
Weighted average number of common shares outstanding – basic	53,426	54,058	55,264	55,271	52,981
Weighted average number of common shares outstanding – diluted	55,778	57,161	59,075	59,691	56,099
Consolidated Balance Sheet Data:
Cash and cash equivalents	$166,385	$27,877	$15,737	$20,877	$22,337
Short-term investments	$97,581	$77,831	$116,081	$85,050	$65,229
Working capital	$332,574	$125,181	$106,784	$112,325	$111,845
Total assets	$564,076	$299,537	$241,920	$205,165	$191,178
Total debt	$1,572	$1,922	$1,884	$1,970	$2,159
Total shareholders’ equity	$275,476	$174,314	$115,659	$97,485	$78,791

(a)	In 2006 we recognized $253 million of revenue related to the resolution of disputes with Nokia regarding our 1999 Patent License Agreement. In third quarter 2004, we transitioned to reporting per-unit royalties in the period in which we receive our licensees’ royalty reports rather than in the period in which our licensees’ sales of covered products occur. As a result of this transition, our results for 2004 include only three quarters of per-unit royalties.
(b)	In 2003, we recognized, as other income, $14 million from the settlement of our litigation with Ericsson, net of an estimated $3.4 million associated with a claim under an insurance agreement.
(c)	Our income tax provision in 2005 included a benefit of approximately $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance. Our income tax provision in 2004 included a benefit of approximately $17 million related to the third quarter 2004 partial reversal of our Federal deferred tax asset valuation allowance. For the years 2002 and 2003, our income tax provision was comprised primarily of non-U.S. withholding taxes and Alternative Minimum Tax. The volatility in our income tax provision, prior to recognizing increases in the value of our deferred tax assets, was primarily due to changes in the level of royalty revenue subject to non-U.S. withholding tax.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business

We design and develop advanced digital wireless technologies for use principally in digital cellular and IEEE 802 related products. We actively participate in and contribute our technology solutions to worldwide organizations responsible for the development and approval of Standards to which digital cellular and IEEE 802 compliant products are built, and our contributions are regularly incorporated into such Standards. We license our technology (e.g., terminal unit protocol software and physical layer designs) and patents to mobile device manufacturers, semiconductor companies and other equipment producers that manufacture, use and sell digital cellular and IEEE 802 related products. We have also designed and are developing, using third-party fabrication, a complete 2G/3G dual-mode modem ASIC for use in advanced modem platforms. We intend to offer both the ASIC and the platforms for sale to customers in the digital cellular terminal unit market. We have built our suite of technology and patent offerings through independent development, joint development with other companies, and selected acquisitions.

Our goal is to derive revenue on every 3G mobile terminal unit sold, either in the form of patent licensing revenues, technology and product related revenues, or a combination of two or more of these elements. In recent years, our patent license agreements have contributed the majority of our cash flow and revenues. As of December 2006, we recorded patent royalties on approximately 35-40% of all 3G mobile devices sold worldwide. In addition, our technology and product solutions offer an additional means to generate revenue from 3G mobile devices.

In 2006, 2005 and 2004 our revenues were $480.5 million, $163.1 million and $103.7 million. After excluding revenue from past infringement and other non-recurring items, including $253 million in 2006 related to the resolution of a patent licensing dispute with Nokia, our recurring revenues were $213.1 million, $152.9 million and $101.9 million. The increase in recurring revenues over the last two years is attributable to both an increase in the number of licensees and higher royalties from existing licensees, based on increased sales of covered 2G and 3G products.

Industry Overview

Our revenue and cash flows are dependent, in large part, on our licensees’ sales of wireless products. Over the course of the last ten years, the cellular communications industry has experienced rapid growth worldwide. Total worldwide cellular wireless communications subscribers rose from slightly more than 200 million at the end of 1997 to approximately 2.6 billion at the end of 2006. In several countries, mobile telephones now outnumber fixed-line telephones. Market analysts expect that the aggregate number of global wireless subscribers could approach 4 billion in 2011.

(1)	Source: Strategy Analytics, Inc. October 2006. Data for 2006 through 2011 represents estimates of handset sales.
(2)	Includes: WCDMA/HSDPA and TD-SCDMA.
(3)	Includes: cdma2000 and its evolutions, such as EV-DO.
(4)	Includes: GSM/GPRS/EDGE and Analog, iDEN, TDMA, PHS and PDC.

The growth in new cellular subscribers, combined with existing customers choosing to replace their mobile phones, helped fuel the growth of mobile phone sales from approximately 115 million units in 1997 to approximately one billion units in 2006. We believe the combination of a broad subscriber base, continued technological change, and the growing dependence on the Internet, e-mail and other digital media sets the stage for continued growth in the sales of wireless products and services through the balance of this decade. For those reasons, industry analysts predict shipments of 3G-enabled phones, which represented approximately 25% of the market in 2006, to increase to approximately 60% of the market by 2011.

In addition to the advances in digital cellular technologies, the industry has also made significant advances in non-cellular wireless technologies. In particular, IEEE 802.11 WLAN has gained momentum in recent years as a wireless broadband solution in the home, office and in public areas. IEEE 802.11 technology offers high-speed data connectivity through unlicensed spectrum within a relatively modest operating range. Since its introduction in 1998, semiconductor shipments of products built to the IEEE 802.11 standard have nearly doubled every year. While relatively small compared to the cellular market (approximately 200 million IEEE 802.11 wireless ICs shipped in 2006), the affordability and attractiveness of the technology has helped fuel rapid market growth. In addition, the IEEE wireless Standards bodies are creating sets of Standards to enable higher data rates, provide coverage over longer distances, and enable roaming. These Standards are establishing technical specifications for high data rates, such as IEEE 802.16 (WiMAX) as well as technology specifications to enable seamless handoff between different air interfaces (IEEE 802.21).

New Material Patent License Agreement

On January 18, 2006, we entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based Second Generation (2G) standards (including TIA-136, GSM, GPRS, and EDGE) and all Third Generation (3G) standards (including WCDMA, TD-SCDMA and cdma2000 technology and its extensions), and infrastructure products compliant with cdma2000 technology and its extensions, up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included in the patent license agreement. Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in the first quarter of 2007 and 2008, respectively. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

Expiring 2G Patent License and Technology Solutions Revenue

The amortization of $53 million of royalty payments associated with our 2G patent license agreement with NEC Corporation of Japan (NEC) was completed in February 2006. Telefonaktiebolaget LM Ericsson and Ericsson Inc.’s (Ericsson) obligation to pay royalties under its 2G/2.5G patent license agreement ceased after the recent remittance of its final fixed payment of $1.5 million related to fourth quarter 2006 covered infrastructure sales. We do not expect to recognize any additional revenue related to the above-noted agreements with NEC and Ericsson. Sony Ericsson Mobile Communications AB’s (Sony Ericsson) obligation to pay royalties will end when both finalized royalty reports are agreed to between the parties and Sony Ericsson has made, if necessary, any reconciling payments beyond its prior prepayments for its sales of covered products through December 31, 2006. Consistent with our revenue recognition policy, we will recognize royalties related to Sony Ericsson’s fourth quarter 2006 covered sales in first quarter 2007 after which we do not expect to recognize any additional recurring revenue from Sony Ericsson. Together, these three licensees contributed approximately $24.9 million or 12% of our recurring revenue in 2006.

As of December 31, 2006, we had recognized as revenue all of the $18.0 million relating to our deliverables and maintenance obligations under the Mobile User Objective System (MUOS) program for the U.S. military under our amended agreement with General Dynamics. In 2006, we recognized $1.8 million of revenue related to this agreement.

We continue to place substantial focus on both expanding our base of patent licensees and resolving our outstanding patent license litigation with Samsung. We also continue to seek customers for our technology products and solutions. In 2006, we concluded new agreements that contribute revenue that more than offset the reductions noted above. Most notably, we signed the above-noted 2G/3G patent license agreement with LG that contributed approximately $54.7 million of revenue in 2006.

Repurchase of Common Stock

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In April 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program by $100 million and $150 million, respectively, to a total of $350 million. The Company may repurchase shares under the program through open market purchases, pre-arranged trading plans or privately negotiated purchases. We repurchased approximately 6.5 million shares of common stock for $192.5 million in 2006 under this repurchase program. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. From January 1, 2007 through February 27, 2007, we repurchased an additional 2.0 million shares for $68.0 million bringing the cumulative repurchase totals to 8.5 million shares at a cost of $260.5 million under the current program. Under previous repurchase programs in 2005 and 2004, we repurchased 2 million and 1 million shares of common stock for $34.1 million and $17.1 million, respectively.

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

In 2006, our patent litigation and arbitration costs decreased to $21.4 million from $27.3 million in 2005 but still represented over 40% of our total patent administration and licensing costs of $51.1 million. Total annual enforcement costs will vary depending upon activity levels and could be a significant expense for us in the future.

Development

Our investments in the development of advanced digital wireless technologies and related products include sustaining a highly specialized engineering team and providing that team with the equipment and advanced software platforms necessary to support the development of technologies. Over each of the last three years, our cost of development has ranged between 43% and 47% of our total operating expenses. The largest portion of our cost of development has been personnel costs. As of December 31, 2006, we employed 243 engineers, 69% of whom hold advanced degrees, 33 of whom hold PhDs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles, generally accepted in the United States of America, which require us to make estimates and assumptions that affect the amounts reported in both our consolidated financial statements and the accompanying notes thereto. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements, and are included in Item 8 of this Form 10-K. We believe the accounting policies that are of particular importance to the portrayal of our financial condition and results, and that may involve a higher degree of complexity and judgment in their application compared to others, are those relating to patents, contingencies, revenue recognition, compensation, and income taxes. If different assumptions were made or different conditions had existed, our financial results could have been materially different.

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recoverable. Amortization expense related to capitalized patent costs was $7.8 million, $6.3 million and $4.4 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, we had capitalized gross patent costs of $106.2 million and $87.3 million, respectively, which were offset by accumulated amortization of $35.7 million and $27.8 million, respectively. Our capitalized gross patent costs in 2005 increased $8.1 as a result of patents acquired from third parties. The weighted average estimated useful life of our capitalized patent costs at December 31, 2006 and 2005 was 11.2 years and 11.4 years, respectively.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

In first quarter 2003, we accrued a $3.4 million liability related to an insurance reimbursement agreement. Our insurance carrier has demanded arbitration, claiming that our obligation under the agreement is approximately $28.0 million, plus interest. Although an arbitration, which we believe to be non-binding, has been scheduled for late first quarter 2007, it is impossible at this time to predict the ultimate outcome of current or prospective legal proceedings with regard to this matter. Therefore, we have not adjusted our original accrual of $3.4 million. (See, “-Litigation and Legal Proceedings, Federal.”).

Revenue Recognition

We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

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

We recognize revenue related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. We recognize revenue related to Fixed Fee Royalty Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we cannot reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

Licensees that either owe us Current Royalty Payments or have Prepayment balances provide us with quarterly or semi-annual royalty reports that summarize its sales of covered products and its related royalty obligations to us. We typically receive these royalty reports subsequent to the period in which our licensees’ underlying sales occurred. Consideration for Prior Sales, the exhaustion of Prepayments and Current Royalty Payments are often calculated based on related per-unit sales of covered products.

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

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to the contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No. 104 Revenue Recognition, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to our recognition of the related revenue. In 2006, 2005 and 2004, we paid cash commissions of approximately $18.8 million, $3.1 million and $7.5 million and recognized commission expense of $8.4 million, $4.5 million, and $3.5 million, respectively, as part of patent administration and licensing expense. At December 31, 2006 and 2005 we had deferred commission expense of approximately $4.1 million and $1.4 million, respectively, included within prepaid and other current assets and $12.0 million and $4.4 million, respectively, included within other non-current assets.

Compensation Programs

We use a variety of compensation programs to both attract and retain employees, and to more closely align employee compensation with Company performance. These programs include, but are not limited to, an annual bonus tied to performance goals, cash awards to inventors for filed patent applications and patent issuances, restricted stock unit (RSU) awards for non-managers and a long-term compensation program (LTCP), covering managers, that includes RSUs and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1/2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005.

We recognized $3.5 million, $6.5 million and $3.0 million of compensation expense in 2006, 2005 and 2004, respectively, related to a performance-based cash incentive under our LTCP. We also recognized share-based compensation expense of $7.0 million, $9.8 million, and $6.1 million in 2006, 2005 and 2004, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. Share-based compensation expense in 2006 also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. Due to the structure of the different cycles in the LTCP, we expect that 2007 expenses associated with performance-based cash incentive and RSUs will be approximately $3.4 million more than 2006. However, the amount recorded could either increase or decrease dependent upon our future assessment of the expected attainment of pre-established performance goals.

At December 31, 2006, accrued compensation expenses associated with the performance-based cash incentive was based on an estimated 100% payout for Cycle 2a. Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based cash incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 2.5% with a maximum payout of 225% and no pay-out for performance that falls below 80% of target results. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	0%
80%	50%
100%	100%
120%	150%
150% or greater	225%

If we had assumed that the Company’s Cycle 2a goal achievement would be either 120% or 80%, we would have accrued either $2.6 million more or less, respectively, of related compensation expense through December 31, 2006. However, the amount currently recorded at December 31, 2006 could either increase or decrease dependent upon our future assessment of the expected attainment against pre-established performance goals.

During 2006, fourteen members of our senior management voluntarily exchanged approximately 56,000 Cycle 2 time-based RSUs for an equal number of Cycle 2 performance-based RSUs. The Company will ultimately satisfy these performance-based RSUs through the issuance of between zero and 168,000 shares, depending upon senior management’s performance against specified goals. If actual performance were to meet, but not exceed, all specified goals, the Company would have a 100% payout of 56,000 shares, valued at $1.2 million, based on the grant date value of the time-based shares exchanged. Under the program, 100% achievement of the goals set by the Compensation Committee of the Board of Directors results in a 100% payout of the performance-based RSU incentive target amounts. For each 1% change above or below 100% achievement, the payout is adjusted by 4% with a maximum payout of 300% and for performance that falls below 80% of target, no share pay-out would occur. The following table provides examples of the performance-based cash incentive payout that would be earned based on various levels of goal achievement:

Goal Achievement	Payout
less than 80%	0%
80%	20%
100%	100%
120%	180%
150% or greater	300%

At December 31, 2006, we accrued expense based on a performance share value of $1.2 million. We will not record less than $1.2 million, of expense for the performance shares, the grant date value of the time-based RSUs exchanged for the performance-based RSUs, even if goal achievement falls below 80% and there is no share payout for the performance RSUs. If we had assumed that the Company’s Cycle 2 performance-based RSU goal achievement would be 120%, we would have accrued $0.9 million more compensation expense through December 31, 2006.

In fourth quarter 2005, we accelerated the vesting of all stock options which were scheduled to vest on or after January 1, 2006. As a result, options to purchase approximately 0.8 million shares of our common stock, which would otherwise have vested at various times over the next six years, became fully vested. We recorded a charge of approximately $0.2 million related to this acceleration. The charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The charge would have been approximately $1.6 million if we had estimated that 100% of the options would have been forfeited had the acceleration not occurred. The acceleration eliminated a non-cash charge of approximately $7.1 million that would have been recognized under SFAS No. 123 (R) Share-Based Payments between 2006 and 2011. We will continue to recognize expense for our remaining equity-based incentive programs.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if management has determined that it is more likely than not that such assets will not be realized.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be both probable and reasonably estimable. We believe we have adequately accrued for tax contingencies that have met both criteria. As of December 31, 2006 and 2005, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have an adverse effect on our consolidated financial condition or results of operations.

Based on judgments associated with determining the annual limitation applicable to us under Internal Revenue Code Section 382, we did not include all federal NOL carryforwards in the computation of our gross deferred tax assets. We also excluded a portion of the federal research and experimental credits that may be available to us from the computation of gross deferred tax assets based upon estimates of the final credit that may be realized. Had we included all federal NOL carryforwards and research and experimental credits in the computation of gross deferred tax assets, the gross deferred tax assets would have been approximately $10.2 million greater and our income tax provision would have decreased by the same amount.

In 2006, we credited foreign source withholding tax payments against our U.S. Federal Income Tax Liability. Prior to 2006, we recognized deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets as we recognize the revenue and the related temporary differences reverse.

SIGNIFICANT AGREEMENTS AND EVENTS

Technology Solution Agreements

In August 2005, we entered into an agreement with Philips Semiconductors B.V. (Philips) to deliver our HSDPA technology solution to Philips for integration into Philips’ family of Nexperia™ cellular system chipsets. Under the agreement, we will also assist Philips with chip design and development, software modification and system integration and testing to implement our HSDPA technology solution into the Philips chipset. Subsequent to our delivery of portions of our HSDPA technology solution, we agreed to provide Philips with support and maintenance over an aggregate estimated period of approximately two years.

In December 2004, we entered into an agreement with General Dynamics, to serve as a subcontractor on the MUOS program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement (SLA) required us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We completed delivery of this technology in 2006. We originally agreed to provide maintenance for a period of three years, beginning January 1, 2006. In fourth quarter 2006, General Dynamics agreed to amend the SLA to release us from our maintenance obligations over the final two years of the SLA, in exchange for a $0.5 million reduction to their remaining payments. We recognized approximately $0.9 million in fourth quarter 2006 as a result of this amendment.

We are accounting for portions of the above technology solutions agreements using the percentage-of-completion method. From the inception of these agreements through December 31, 2006, we recognized related revenue of approximately $23.3 million using the percentage of completion method, including $4.5 million in 2006. Our accounts receivable at December 31, 2006 and 2005 included unbilled amounts of $1.7 million and $4.1 million, respectively. We expect to bill and collect such amounts within twelve months of the balance sheet date.

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed this facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which five full-time employees accepted offers of continued employment elsewhere within our organization. We estimate the repositioning resulted in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we recognized repositioning charges totaling approximately $1.5 million in 2005, comprised of severance and relocation costs of $1.0 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We believe that our financial obligations associated with this repositioning are complete.

2004 Repositioning

In second quarter 2004, we reduced our headcount by 25 employees and recorded a charge of approximately $0.6 million associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and completely satisfied all liabilities associated with this restructuring. We believe that our financial obligations associated with this repositioning are complete.

Acquisition of Patents

In 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidelines on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

In September 2006, FASB issued SFAS No. 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No 108 Quantifying Financial Misstatements which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act (Nokia Delaware Proceeding). In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court dismissed all of Nokia’s patent invalidity and non-infringement declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards, and that such statements have caused Nokia harm.

In late 2006, we sought to file a motion for summary judgment as to Nokia’s then-current Lanham Act claims. If such a motion is filed and granted in our favour in its entirety, the court would enter judgment in our favor as to Nokia’s Lanham Act claims, including its amended Lanham Act claims as noted below. The court has not yet ruled on whether we will be allowed to file the motion for summary judgment. A hearing is not currently scheduled for this motion.

        In first quarter 2007, we filed a motion for leave to amend our Answer and to assert claims for affirmative relief based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. These claims for affirmative relief include Lanham Act claims, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. A hearing on our motion for leave to amend our Answer, if necessary, is scheduled for first quarter 2007.

Also in first quarter 2007, the court granted Nokia leave to amend its Complaint and assert new causes of action based on Nokia’s allegations concerning InterDigital 3G patents and notifications to ETSI. Specifically, Nokia now asserts two Lanham Act claims based on this alleged conduct, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. We have filed a motion to dismiss Nokia’s amended claims as well as our Answer to those amended claims, together with the counterclaims described above. We intend vigorously to oppose Nokia’s claims and pursue our claims for affirmative relief.

Samsung

In 2002, during an arbitration proceeding (Samsung 1st Arbitration), Samsung Electronics Co. Ltd. (Samsung) elected, under a most favored licensee (MFL) clause in its 1996 patent license agreement with ITC (Samsung Agreement), commencing January 1, 2002, to have Samsung’s royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia Agreement, including its MFL provision, commencing January 1, 2002. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce (ICC) against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung 2nd Arbitration). This arbitration proceeding related to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. In the proceeding, we sought a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that, as a result of Samsung’s prior MFL election of the Nokia Agreement, the Nokia Agreement dictated Samsung’s royalty obligations for those TDMA products licensed under the Samsung Agreement. Samsung sought a determination that it had succeeded to all of Nokia’s then-existing rights under the Nokia Agreement, including the license to sell 3G and other CDMA products. Samsung also sought a determination that its royalty obligations were not defined by the Ericsson Agreement or the Sony Ericsson Agreement. In the alternative, Samsung sought a determination of the amount of the appropriate royalty to be paid, and argued that it owes substantially less than the amount that we believe is owed.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Samsung Tribunal) operating under the auspices of the ICC. In August 2006, the Samsung Tribunal rendered the Samsung Award in the Samsung 2nd Arbitration. Among its determinations, the Samsung Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sales of single-mode 2G GSM/TDMA and single-mode 2.5G GSM/GPRS/EDGE terminal units through 2005. The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Based on available market data, InterDigital estimates that Samsung’s royalty obligation for 2006 would be in the range of $35 million to $45 million.

The Samsung Award ordered Samsung to promptly pay amounts due, net of an approximate $6 million prepayment credit. In addition, InterDigital estimates Samsung’s interest obligation to be in the range of $15 million to $17 million. Samsung’s royalty obligations under the Samsung Agreement with InterDigital for sales of single-mode 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE terminal units made after 2006 could be fully paid-up after Samsung pays royalties for sales of covered products sold through 2006 in accordance with the Samsung Award.

Separate from the royalty issues on 2G and 2.5G products, the Samsung Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement with InterDigital, notwithstanding Samsung’s 2002 MFL election of the Nokia Agreement.

In September 2006, InterDigital filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (Samsung 3rd Arbitration). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia Award. Samsung has purported to have elected the Nokia Settlement under the MFL clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc., Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. An arbitrator has been selected and an arbitration hearing has been scheduled for late first quarter 2007.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia:

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five of Nokia’s UMTS European/UK Patents registered in the UK are not essential IPR for the 3GPP Standard. Nokia has issued an application to strike out (i.e. dismiss), or alternatively to stay, this action. This application will be vigorously opposed by ITC.

In fourth quarter 2006, IDCC and ITC initiated an arbitration proceeding with the ICC to prohibit Nokia’s attempted use of certain confidential, proprietary materials previously provided by us to Nokia under the terms of the Master Agreement entered into between the parties in 1999 (Nokia Master Agreement). We believe that Nokia’s use of such materials is prohibited by the Nokia Master Agreement. Nokia believes that it is permitted to use such materials in the Nokia Delaware proceeding and Nokia’s UK proceeding, and denies that we are entitled to the requested relief. No schedule has yet been set by the ICC for this proceeding.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

In 2006 and 2005, we generated net cash from operating activities of $314.8 million and $33.7 million, respectively. The positive operating cash flow in 2006 arose principally from receipts of approximately $499.7 million related to 2G and 3G patent licensing agreements. These receipts included $253.0 million from Nokia, $95.0 million from LG, $40.6 million from Sharp Corporation of Japan (Sharp), $38.0 million from NEC, $15.9 million from a Taiwanese licensee, $15.5 million from a Canadian licensee and $41.7 million from other licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $122.4 million, cash payments for foreign source withholding taxes of $28.5 million, an estimated federal income tax payment of $23.0 million and changes in working capital during 2006. The positive operating cash flow in 2005 arose principally from receipts of approximately $133.1 million related to 2G and 3G patent licensing agreements. These receipts included $35.6 million from NEC, $33.3 million from Sharp, $27.9 million from Sony Ericsson, $20.0 million from Kyocera Corporation and $16.3 million from other licensees. These receipts were partially offset by cash operating expenses of $124.9 million and changes in working capital during 2005.

Our combined short-term and long-term deferred revenue balance at December 31, 2006 was approximately $231.6 million, an increase of $140.4 million from December 31, 2005. We have no material obligations associated with such deferred revenue. In 2006, we recorded gross increases in deferred revenue of $336.7 million, $190 million of which relates to payments received or due from LG, $50 million related to the portion of the Nokia payment associated with 2006 revenue, $95.2 million related to new prepayments from existing licensees and $1.5 million related to prepayments from new licensees. In 2006, we collected the first $95 million payment from LG and recorded $95 million in accounts receivable relating to LG’s second payment obligation due in first quarter 2007. In accordance with our policy for recording long-term receivables from patent license agreements, we will defer recognition in accounts receivable of LG’s third $95 million payment obligation, which is due in first quarter 2008, until twelve months prior to its due date. The gross increases in deferred revenue were offset, in part, by 2006 deferred revenue recognition of $121.3 million related to the amortization of fixed-fee royalty payments, $75.0 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees) and the recognition of deferred revenue related to technology solutions agreements.

Based on current license agreements, in 2007, we expect the amortization of fixed fee royalty payments to reduce the December 31, 2006 deferred revenue balance of $231.6 million by $69.8 million. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against prepaid balances.

In 2006, we used net cash in investing activities of $52.4 million. In 2005, we generated $8.0 million from these same activities. We purchased $19.7 million of short-term marketable securities, net of sales, in 2006. We sold $38.2 million of short-term marketable securities, net of purchases, in 2005. This change resulted from the investment of significant cash receipts from operating activities in 2006 offset, in part, by our activity under our share repurchase program. Purchases of property and equipment increased to $11.2 million in 2006 from $5.4 million in 2005, due to continued investment in both development tools and engineering related network infrastructure and systems. We also paid $2.7 million in 2006 toward technology licenses necessary for our complete 2G/3G dual-mode modem ASIC offering. Investment costs associated with patents increased from $17.0 million in 2005 to $18.9 million in 2006. This increase reflects higher patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions. In 2007, we expect that purchases or licenses of property, equipment and technology rights in support of planned technology development and product initiatives will be $16 million to $22 million. We also expect that capitalized patent costs will be between $18 million to $20 million. In first quarter 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party, the function of which are aimed at improving the range, throughput and reliability of wireless LAN and other wireless technology systems.

Net cash used in financing activities in 2006 increased $94.3 million to $123.9 million from $29.6 million in 2005. In 2006, we repurchased 6.3 million shares of our common stock for $184.9 million compared to repurchases of 2.0 million shares of common stock for $34.1 million in 2005 . We received proceeds from option and/or warrant exercises of $40.6 million and $4.9 million in 2006 and 2005, respectively. In 2006, we classified tax benefits from stock options of $20.7 million as a cash flow from financing activities in accordance with SFAS 123(R). In 2005, we had classified tax benefits from stock options of $2.3 million as a cash flow from operating activities.

We had 4.0 million and 6.3 million stock options outstanding at December 31, 2006 and 2005, respectively, that had exercise prices less than the fair market value of our common stock at each balance sheet date. These options would have generated $48.8 million and $63.5 million of cash proceeds for the Company had they been fully exercised at these dates.

As of December 31, 2006, we had $264.0 million of cash, cash equivalents and short-term investments, compared to $105.7 million at December 31, 2005. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) increased to $139.7 million at December 31, 2006 from $39.9 million at December 31, 2005. This $99.8 million increase is primarily due to a $112.3 million increase in accounts receivable offset, in part, by an increase in accounts payable of $14.8 million as well as other elements of working capital. The increase in accounts receivable was associated with the accrual of LG’s second of three $95 million payments and the accrual of a new prepayment from an existing Taiwanese licensee. The increase in accounts payable was primarily due to the accrual of amounts due under our share repurchase program.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2006 and 2005, we did not have any amounts outstanding under the Credit Agreement.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets in 2007. We are capable of supporting these and other operating cash requirements, including repurchases of our common stock, for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, “—Litigation and Legal Proceedings, Federal”) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities. However, we may introduce prudent levels of debt to our capital structure in 2007 to help reduce our weighted average cost of capital and further enhance shareholder value.

Contractual Obligations

Other than open purchase orders of $8.1 million for a technology license and $4.1 million for software and test equipment, each associated with our complete 2G/3G dual-mode modem ASIC offering, we did not have any significant purchase obligations outside our ordinary course of business at December 31, 2006.

The following is a summary of our consolidated debt and lease obligations at December 31, 2006 (in millions):

Obligation	Total	1-3 Years	4-5 Years	Thereafter
Debt	$1.6	$0.8	$0.6	$0.2
Operating leases	10.7	5.6	3.7	1.4

Total debt and operating lease obligations	$12.3	$6.4	$4.3	$1.6

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

2006 Compared With 2005

Revenues

	2006	2005
Per-unit royalty revenue	$124.9	$99.3
Fixed-fee and amortized royalty revenue	81.3	34.6

Recurring patent licensing royalties	206.2	133.9
Past infringement and other non-recurring royalties	267.4	10.2

Total patent licensing royalties	473.6	144.1
Technology solutions revenue	6.9	19.0

Total Revenue	$480.5	$163.1

In 2006, revenues increased $317.4 million, to $480.5 million, from $163.1 million in 2005. This increase was driven by both the recognition of $253 million and $12 million related to the resolution of patent licensing matters with Nokia and Panasonic, respectively, and higher recurring patent license royalties. The increase in recurring patent license royalties was related to a new agreement with LG, as well as new or higher contributions from other existing licensees, including Panasonic. 2005 revenues included non-recurring revenue of $10.2 million related to past infringement, primarily associated with a new patent license agreement with Kyocera.

Technology solution revenue decreased in 2006 to $6.9 million from $19.0 million in 2005 as contributions from HSDPA technology programs with Philips Semiconductor B.V. (Philips) and Infineon partially offset the decrease associated with the first quarter 2006 completion of deliverables under an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), supporting a program for the U.S. military.

In 2006, 56% of total revenue, or $267.4 million, was associated with the resolution of patent licensing matters, primarily with Nokia and Panasonic. Of the remaining 44%, or $213.1 million, 62% was attributable to companies that individually accounted for 10% or more of this amount and included LG (26%), NEC (19%) and Sharp (17%). In 2005, 6% of total revenue, or $10.2 million, was associated with payments for past sales by Kyocera ($10 million) and one other licensee. Of the remaining 94%, or $152.9 million, 76% was attributable to companies that individually accounted for 10% or more of this amount and included NEC (32%), Sharp (23%), General Dynamics (11%) and Sony Ericsson (10%).

Operating Expenses

Operating expenses decreased 1.0% from $146.0 million in 2005 to $144.1 million in 2006. The $1.9 million decrease was primarily due to (decreases)/increases in the following items (in millions):

Patent litigation and arbitration	$(5.9)
Performance-based cash incentive	(3.0)
Share-based compensation	(2.8)
Executive severance & repositioning	(2.7)
Commissions	4.0
Depreciation and Amortization	3.1
Consulting Services	2.3
Patent Maintenance	1.5
Other (a)	1.6

Total Decrease in Operating Expense	$(1.9)

(a)	The increase in other costs is primarily related to increased headcount in our engineering staff.

Patent litigation and arbitration costs decreased primarily due to changes in both the level and mix of arbitration and litigation activity in 2006. The decreases in both performance-based cash incentive costs and share-based compensation costs reflect the absence of overlapping LTCP cycles in 2006 (i.e., 2005 expense included costs from both the last year of Cycle 1 and the first year of Cycle 2). The decrease in 2006 share-based compensation cost associated with the LTCP was partially offset by $1.5 million of amortization associated with a 2006 RSU grant to non-management employees and a non-recurring charge of approximately $1.0 million to correct our accounting related to share-base grants in 1998 to two non-employee, non-director consultants. In 2005, we recorded severance costs of $1.2 million associated with changes in our executive management and a repositioning charge of $1.5 million related to the closure of our Melbourne, Florida design facility. These decreases in operating expenses were offset, in part, by increases in commissions, consulting services, depreciation and amortization and patent maintenance costs. The increase in commissions was associated with elevated patent license royalty revenue. Consulting services and other costs both increased primarily due to our heightened development activities directed toward our complete 2G/3G dual-mode modem ASIC offering. The increase in depreciation and amortization is attributable to higher carrying values of property and equipment, and patents, respectively. A 33% increase in the number of issued patents we held in 2006 resulted in increased patent maintenance costs.

The following table summarizes the change in operating expenses by category (in millions):

	2006	2005	(Decrease)/ Increase
Sales and marketing	$6.6	$7.9	$(1.3)	(16)%
General and administrative	21.0	24.1	(3.1)	(13)
Patents administration and licensing	51.1	49.4	1.7	3
Development	65.4	63.1	2.3	4
Repositioning	—	1.5	(1.5)	(100)

Total Operating Expense	$144.1	$146.0	$(1.9)	(1)%

Sales and Marketing Expense: The decrease in sales and marketing expense was primarily due to a $1.0 million decrease in LTCP costs, resulting from overlapping cycles in 2005.

General and Administrative Expense: The decrease in general and administrative expenses resulted from a $1.7 million decrease in LTCP costs, resulting from overlapping cycles in 2005, and the above-noted $1.2 million executive severance charge in 2005.

Patents Administration and Licensing Expense: The increase in patent administration and licensing expenses resulted from the above-noted increases in commissions, patent maintenance and patent amortization expense and the non-recurring charge related to share-based grants from 1998. These increases were offset, in part, by the above-noted decrease in patent arbitration and litigation costs and a $0.6 million decrease in LTCP costs, resulting from overlapping cycles in 2005.

Development Expense: The increase in development expense is primarily attributable to activities associated with our development of a complete 2G/3G dual-mode modem ASIC for use in advance platforms. These increases were in the areas of personnel expenses, consulting services and depreciation expense of development tools and licenses of $1.7 million, $1.9 million and $1.8 million, respectively. These increases were offset, in part, by lower LTCP costs of $3.2 million, resulting from overlapping cycles in 2005

Repositioning Expense: The $1.5 million repositioning charge in 2005 relates to the closure of our Melbourne, Florida design facility during the third quarter 2005.

Interest and Investment Income, Net

Net interest and investment income of $13.2 million in 2006 increased $10.0 million or more than 300% from $3.2 million in 2005. The increase resulted from higher investment balances and higher rates of return on our investments in 2006.

Income Taxes

Our 2006 income tax provision consisted of a 34.9% provision for federal income taxes, including book-tax permanent differences, plus $2.2 million of non-U.S. withholding taxes. Our income tax provision in 2005 included benefits totaling $43.7 million, primarily related to the fourth quarter 2005 reversal of our Federal deferred tax asset valuation allowance (a portion of this reversal was credited directly to additional paid-in capital), which were offset, in part, by $7.2 million of federal income tax and alternative minimum tax, and $2.1 million of foreign source withholding tax.

The net income tax benefit associated with adjustments to the value of our deferred tax assets in 2005 is comprised of the following components (in millions):

Reversal of U.S. Federal valuation allowance	$(46.4)
Change in effective tax rate applied to U.S. Federal deferred tax assets	(1.4)
Other adjustments to deferred tax assets	4.1

Total adjustments related to U.S. Federal deferred tax asset valuation	$(43.7)

The $46.4 million reversal of the U.S. Federal valuation allowance in 2005 was based on expectations that we will generate sufficient future taxable income to utilize our U.S. Federal deferred tax assets. The $1.4 million change in the effective tax rate applied to U.S. Federal deferred tax assets was related to a change in the estimated tax rate we expect would apply when these deferred tax assets reverse. The remaining $4.1 million adjustment of our deferred tax assets reduces the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

2005 Compared With 2004

Revenues

	2005	2004
Per-unit royalty revenue (a)	$99.3	$73.1
Fixed-fee and amortized royalty revenue	34.6	28.5

Recurring patent licensing royalties	133.9	101.6
Past infringement and other non-recurring royalties	10.2	1.8

Total patent licensing royalties	144.1	103.4
Technology solutions revenue	19.0	0.3

Total Revenue	$163.1	$103.7

(a)	In 2004, we transitioned to recognizing revenue associated with per-unit royalties in the quarter when royalty reports are received from licensees, rather than in the quarter in which our licensees’ underlying sales occurred. Due to this transition, revenues for 2004 included only three quarters of per-unit royalties.

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

The net income tax benefit associated with adjustments to the value of our deferred tax assets is comprised of the following components (in millions):

	2005	2004
Reversal of U.S. Federal valuation allowance	$(46.4)	$(17.1)
Change in effective tax rate applied to U.S. Federal deferred tax assets	(1.4)	—
Other adjustments to deferred tax assets	4.1	—

Total adjustments related to U.S. Federal deferred tax asset valuation	$(43.7)	$(17.1)

The $46.4 million and $17.1 million reversals of the U.S. Federal valuation allowance in 2005 and 2004, respectively, were based on expectations that we will generate sufficient future taxable income to utilize our U.S. Federal deferred tax assets. The $1.4 million change in the effective tax rate applied to U.S. Federal deferred tax assets is related to a change in the estimated tax rate we expect will apply when these deferred tax assets reverse. The remaining $4.1 million adjustment of our deferred tax assets reduces the recorded value of credits associated with federal NOL carryforwards and research and development activities based on our assessment of the likelihood of realizing such credits.

Expected Trends

In first quarter 2007, we expect to report recurring revenues from existing agreements of $53 million to $55 million. We currently expect sequential percentage growth in first quarter 2007 expenses to be in the mid-teens, excluding patent arbitration and litigation costs. The majority of this increase is structural in nature, reflecting normal wage inflation, seasonality related to vacation accruals and other personnel costs, and the effect of overlapping long-term compensation program RSU cycles. In addition, we anticipate modest increases related to investments directed toward meeting our schedule to have engineering samples of our 2G/3G ASIC by summer 2007. We also currently expect that our patent arbitration and litigation costs in first quarter 2007 will be between $6 million and $8 million as we continue to invest appropriately in this critical activity. Lastly, we expect that our book tax rate for the first quarter of 2007 will approximate 35% to 37%.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. Words such as “expect,” “will,” “believe,” “could,” “would,” “should,” “if,” “may,” “might,” “anticipate,” “unlikely that,” “our strategy,” “future,” “target,” “goal,” “trend,” “seek to,” “seeking,” “will continue,” “outcome,” “assuming,” “predict,” “estimate,” “due to receive,” “likely,” “in the event” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i)	Our plans to offer a 2G/3G dual-mode modem ASIC and platform to customers in the digital cellular terminal unit market and our ability to increase revenues by creating synergies between our patent licensing and technology licensing businesses through the sale of our ASIC and platform.

(ii)	Our belief that:

(a) a number of our patented inventions are essential to products built to 2G and 3G cellular Standards, and other Standards such as IEEE 802 wireless Standards, and that companies making, using or selling products compliant with these Standards are required to take a license under our essential patents;

(b) our patent enforcement costs could continue to be a significant expense for us;

(c) there would not be any material adverse impact on our ongoing revenues under existing patent license agreements, but there could be an impact on our ability to generate new royalty streams if a party successfully asserted that some of our patents are not valid, should be revoked or do not cover their products, or if products are implemented in a manner such that patents we believe are commercially important are not infringed; and

(d) the loss of revenues or cash payments from our licensees generating 2006 revenues exceeding 10% of total revenues would adversely affect either our cash flow or results of operations and could affect our ability to achieve or sustain acceptable levels of profitability.

(iii)	The anticipated proliferation of converged devices and growth in global wireless subscribers.

(iv)	Factors driving the continued growth of wireless product and services sales through the end of the decade, including 3G enabled phones.

(v)	The types of licensing arrangements and various royalty structure models which we anticipate using under our future license agreements.

(vi)	The possible outcome of audits of our licenses when underreporting or underpayment is revealed.

(vii)	Our goal to derive revenue on every 3G mobile terminal unit sold and our strategy for achieving this goal including:

(a) Licensing our patented technology to wireless equipment producers worldwide on appropriate economic terms and vigorously defending our intellectual property and related contractual rights;

(b) Offering our intellectual property rights and technology products on both a complimentary and stand-alone basis;

(c) Continuing to fund substantial technology development;

(d) Offering technology blocks as well as a 2G/3G dual-mode modem ASIC and platform;

(e) Establish key strategic relationships; and

(f) Maintaining substantial involvement in key worldwide Standards bodies to contribute to the ongoing definition of wireless standards and to incorporate our inventions into those Standards.

(g) Our intention to initially market our 2G/3G dual-mode modem ASIC and platform to data card manufacturers.

(viii)	The impact of (a) a settlement, (b) a judgment in our favor, or (c) an adverse ruling in a patent litigation or arbitration proceeding with regard to our costs, future license agreements, and accounting recognition.

(ix)	Our plans to continue to pursue discussions and negotiate license agreements with companies which we believe require a license under our patents, and to pursue legal actions if negotiations do not result in license agreements.

(x)	Pre-tax cost savings associated with our 2005 repositioning activities and our belief that our financial obligations associated with repositioning activities are substantially complete.

(xi)	Our competition and factors necessary for us to remain successful in light of such competition.

(xii)	A potential material adverse effect on our consolidated financial position, results of operations or cash flows in light of any potential adverse decision or settlement in the Federal legal proceeding and our belief that an adverse resolution should not prevent us from supporting our operating requirements for the near future and our belief that the arbitration is non-binding.

(xiii)	Our 2G/3G royalty mix will shift to a higher percentage of 3G royalties throughout this decade.

(xiv)	Our critical accounting policies, our accounting for contingencies under the Federal legal proceeding and factors affecting our revenue recognition.

(xv)	2007 expense levels associated with our LTCP and our expense recognition with regard to our other equity-based incentive programs.

(xvi)	The adequacy of our accrual for tax contingencies, our assessment of the valuation allowance associated with our Federal and state deferred tax assets, our future tax paying status, and our expectation that we will provide for income taxes in 2007 at a rate equal to our combined Federal and state effective rates plus an amount for foreign source withholding tax expense, as applicable.

(xvii)	Our expectations concerning first quarter 2007 revenues, increase in expenses, book tax rate, investment activity and patent litigation and arbitration expense.

(xviii)	Fiscal year 2007 (and near future), capitalized patent costs, acquisitions of property and equipment and technology rights, operating cash requirements and our ability to repurchase our common stock.

(xix)	Our lack of need to seek additional financing but possible introduction of debt in 2007.

(xx)	Samsung’s estimated royalty obligation for 2006 and estimated interest obligation.

(xxi)	Our belief that the ultimate outcome of current legal proceedings will not have a material adverse effect on us.

(xxii)	Our expectations as to the impact of amortization of fixed fee royalty payments on deferred revenue balances in 2007.

(xxiii)	Possible outcomes of our discussions with NEC on their intent to enforce an MFL provision in their license agreement.

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

The following table provides information about our cash and investment portfolio as of December 31, 2006. For investment securities, the table presents principal cash flows and related weighted average contractual interest rates by expected maturity dates. All investment securities are classified as available for sale.

(in millions)
Cash and demand deposits	$41.8
Average interest rate		4.95%
Cash equivalents	$124.6
Average interest rate		5.33%
Short-term investments	$97.6
Average interest rate		5.31%
Total portfolio	$264.0
Average interest rate		5.26%

Long-Term Debt

The table below sets forth information about our long-term debt obligation, by expected maturity dates.

	Expected Maturity Date December 31, (In millions)
	2007	2008	2009	2010	2011	2012 and Beyond	Total Fair Value
Debt Obligation	$0.4	$0.2	$0.2	$0.3	$0.3	$0.2	$1.6
Interest Rate	8.01%	8.28%	8.28%	8.28%	8.28%	8.28%	8.20%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are either not required or applicable or equivalent information has been included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

InterDigital Communications Corporation:

We have completed integrated audits of InterDigital Communications Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterDigital Communications Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment, on January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, PA

March 1, 2007

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	DECEMBER 31, 2006	DECEMBER 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$166,385	$27,877
Short-term investments	97,581	77,831
Accounts receivable	131,852	19,534
Deferred tax assets	43,520	42,103
Prepaid and other current assets	14,464	8,370

Total current assets	453,802	175,715

PROPERTY AND EQUIPMENT, NET	16,682	10,660
PATENTS, NET	70,496	59,516
DEFERRED TAX ASSETS, NET	6,418	48,681
OTHER NON-CURRENT ASSETS, NET	16,678	4,965

	110,274	123,822

TOTAL ASSETS	$564,076	$299,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$369	$350
Accounts payable	21,913	7,163
Accrued compensation and related expenses	9,725	17,040
Deferred revenue	70,709	20,055
Foreign and domestic taxes payable	11,448	160
Other accrued expenses	7,064	5,766

Total current liabilities	121,228	50,534

LONG-TERM DEBT	1,203	1,572
LONG-TERM DEFERRED REVENUE	160,895	71,193
OTHER LONG-TERM LIABILITIES	5,274	1,924

TOTAL LIABILITIES	288,600	125,223

COMMITMENTS AND CONTINGENCIES (Notes 6 & 7)

SHAREHOLDERS’ EQUITY:
Preferred Stock, $0.10 par value, 14,399 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 64,393 and 60,537 shares issued and 51,347 and 54,031 shares outstanding	644	605
Additional paid-in capital	445,930	377,648
Retained Earnings (Accumulated Deficit)	115,383	(109,839)
Accumulated other comprehensive loss	(46)	(192)

	561,911	268,222
Treasury stock, 13,046 and 6,506 shares of common held at cost	286,435	93,908

Total shareholders’ equity	275,476	174,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$564,076	$299,537

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	For the Year Ended December 31,
	2006	2005	2004
REVENUES
Licensing and technology solutions	$480,466	$163,125	$103,685

OPERATING EXPENSES:
Sales and marketing	6,610	7,914	6,201
General and administrative	20,953	24,150	21,622
Patents administration and licensing	51,060	49,399	30,340
Development	65,427	63,095	51,218
Repositioning	—	1,480	596

	144,050	146,038	109,977

Income (loss) from operations	336,416	17,087	(6,292)
OTHER INCOME:
Interest and investment income, net	13,195	3,164	1,743

Income (loss) before income taxes	349,611	20,251	(4,549)
INCOME TAX (PROVISION) BENEFIT	(124,389)	34,434	4,704

Net Income	225,222	54,685	155
PREFERRED STOCK DIVIDENDS	—	—	(66)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$225,222	$54,685	$89

NET INCOME PER COMMON SHARE - BASIC	$4.22	$1.01	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	53,426	54,058	55,264

NET INCOME PER COMMON SHARE - DILUTED	$4.04	$0.96	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	55,778	57,161	59,075

The accompanying notes are an integral part of these statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	$2.50 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Total Stockholder’s Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2003	53	$5	58,202	$585	$304,540	$(164,613)	$(270)	3,500	$(42,762)	$97,485

Net income		—		—	—	155	—		—	155	$155
Net change in unrealized loss on Short-term investments		—		—	—	—	204		—	204	204

Total Comprehensive Income											$359

Exercise of Common Stock options		—	1,051	10	10,349	—	—		—	10,359
Exercise of Common Stock warrants		—	92	—	583	—	—		—	583
Dividend of Common Stock and cash to $2.50 Preferred shareholders		—	2	—	29	(66)	—		—	(37)
Conversion of $2.50 Preferred Stock to Common Stock and redemptions	(53)	(5)	106	1	(47)	—	—		—	(51)
Sale of Common Stock under Employee Stock Purchase Plan		—	91	1	1,211	—	—		—	1,212
Issuance of Restricted Common Stock		—	118	—	450	—	—		—	450
Partial reversal of Valuation Allowance		—		—	9,789	—	—		—	9,789
Recognition of Deferred Tax Benefit		—		—	7,489	—	—		—	7,489
Amortization of unearned compensation		—		—	5,082	—	—		—	5,082
Repurchase of Common Stock		—		—	—	—	—	1,006	(17,061)	(17,061)

BALANCE, DECEMBER 31, 2004	—	—	59,662	597	339,475	(164,524)	(66)	4,506	(59,823)	115,659

Net income		—		—	—	54,685	—		—	54,685	$54,685
Net change in unrealized loss on Short-term investments		—		—	—	—	(126)		—	(126)	(126)

Total Comprehensive Income											$54,559

Exercise of Common Stock options		—	519	5	4,824	—	—		—	4,829
Sale of Common Stock under Employee Stock Purchase Plan		—	1	—	25	—	—		—	25
Issuance of Common Stock under Profit Sharing Plan		—	33	—	568	—	—		—	568
Issuance of Restricted Common Stock, net		—	322	3	300	—	—		—	303
Acceleration of options		—		—	190	—	—		—	190
Partial reversal of Valuation Allowance		—		—	20,268	—	—		—	20,268
Recognition of Deferred Tax Benefit		—		—	3,227	—	—		—	3,227
Amortization of unearned compensation		—		—	8,771	—	—		—	8,771
Repurchase of Common Stock		—		—	—	—	—	2,000	(34,085)	(34,085)

BALANCE, DECEMBER 31, 2005	—	—	60,537	605	377,648	(109,839)	(192)	6,506	(93,908)	174,314

Net income						225,222				225,222	$225,222
Net change in unrealized loss on Short-term investments		—		—	—	—	146		—	146	146

Total Comprehensive Income											$225,368

Exercise of Common Stock options		—	3,379	34	39,919	—	—		—	39,953
Exercise of Common Stock warrants			80	1	609					610
Other share-based compensation		—		—	1,096	—	—		—	1,096
Sale of Common Stock under Employee Stock Purchase Plan		—	1	—	15	—	—		—	15
Issuance of Common Stock under Profit Sharing Plan		—	24	—	442	—	—		—	442
Issuance of Restricted Common Stock, net		—	372	4	410	—	—		—	414
Tax benefit from exercise of stock options		—		—	20,717	—	—		—	20,717
Amortization of unearned compensation		—		—	5,074	—	—		—	5,074
Repurchase of Common Stock		—		—	—	—	—	6,540	(192,527)	(192,527)

BALANCE, DECEMBER 31, 2006	—	$—	64,393	$644	$445,930	$115,383	$(46)	13,046	$(286,435)	$275,476

The accompanying notes are an integral part of these statements

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$225,222	$54,685	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,621	11,421	9,707
Deferred revenue recognized	(196,294)	(65,553)	(53,601)
Increase in deferred revenue	336,650	57,605	66,202
Share-based compensation	7,014	9,766	6,100
Deferred income taxes	40,846	(37,298)	(15,631)
Tax benefit from stock options	—	2,343	7,489
Non-cash repositioning charges	—	222	—
Other	132	(75)	41
(Increase) decrease in assets:
Receivables	(112,318)	(7,922)	26,227
Deferred Charges	(10,328)	1,509	(4,031)
Other current assets	(3,326)	(409)	74
Increase (decrease) in liabilities:
Accounts payable	3,958	846	323
Accrued compensation	(3,817)	6,672	4,087
Accrued taxes payable	11,291	(219)	(880)
Other accrued expenses	1,160	81	1,968

Net cash provided by operating activities	314,811	33,674	48,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(172,210)	(151,453)	(199,127)
Sales of short-term investments	152,550	189,685	167,850
Purchases of property and equipment	(11,152)	(5,372)	(3,746)
Capitalized patent costs	(18,865)	(16,954)	(13,153)
Capitalized technology license costs	(2,700)	—	—
Acquisition of patents	—	(8,050)	—
Proceeds from sale of fixed assets	—	169	—

Net cash (used) provided by investing activities	(52,377)	8,025	(48,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	40,578	4,853	12,154
Tax benefit from stock options	20,717	—	—
Payments on long-term debt, including capital lease obligations	(351)	(327)	(199)
Repurchase of Common stock	(184,870)	(34,085)	(17,061)
Dividends on preferred stock	—	—	(37)
Redemption of preferred stock	—	—	(51)

Net cash used by financing activities	(123,926)	(29,559)	(5,194)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,508	12,140	(5,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,877	15,737	20,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,385	$27,877	$15,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$383	$183	$160

Income taxes paid, including foreign withholding taxes	$51,488	$755	$4,187

Non-cash activities
Issuance of restricted common stock	$414	$494	$450

Issuance of common stock for profit sharing	$442	$568	$—

Accrued purchase of treasury stock	$7,657	$—	$—

Leased asset additions and related obligation	$—	$365	$113

Non-cash dividends on preferred stock	$—	$—	$29

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents. Management determines the appropriate classification of our investments at the time of acquisition and re-evaluates such determination at each balance sheet date. At December 31, 2006 and 2005, all of our short-term investments were classified as available-for-sale and carried at amortized cost, which approximates market value. We determine the cost of securities by specific identification and report unrealized gains and losses on our available-for-sale securities as a separate component of equity. Net unrealized losses on short-term investments were $0.4 million at December 31, 2006 and less than $0.2 million at December 31, 2005. We did not have any realized gains or losses in 2006, realized gains and losses for 2005 and 2004 were as follows (in thousands):

Year	Gains	Losses	Net
2005	$—	$(82)	$(82)
2004	$34	$(55)	$(21)

Cash and cash equivalents at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Money market funds and demand accounts	$166,043	$26,365
Repurchase agreements	342	1,512

	$166,385	$27,877

Our repurchase agreements are fully collateralized by United States Government securities and are stated at cost, which approximates fair market value.

Short-term investments as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
US Government agency instruments	$52,392	$25,837
Corporate bonds	45,189	51,994

	$97,581	$77,831

At December 31, 2006 and 2005, $71.5 million and $65.4 million, respectively, of our short-term investments had contractual maturities within one year. The remaining portions of our short-term investments had contractual maturities within two to five years.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method. The estimated useful lives for computer equipment, computer software, machinery and equipment, and furniture and fixtures are generally three to five years. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease terms, which are generally five to ten years. Buildings are being depreciated over twenty-five years. Expenditures for major improvements and betterments are capitalized while minor repairs and maintenance are charged to expense as incurred.

Internal-Use Software Costs

Under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use, we capitalize costs associated with software for internal-use. All computer software costs capitalized to date relate to the purchase, development and implementation of engineering, accounting and other enterprise software. Capitalization begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. Capitalized computer software costs are amortized over their estimated useful life of three years.

Investments in Other Entities

We may make strategic investments in companies that have developed or are developing technologies that are complementary to our patent licensing or product strategy. Although we did not have any such investments as of December 31, 2006, we made a $5 million investment for a non-controlling interest of another entity in first quarter 2007. We will not have significant influence over the investee and will account for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the entity reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.

Patents

We capitalize external costs, such as filing fees and associated attorney fees, incurred to obtain issued patents and patent license rights. We expense costs associated with maintaining and defending patents subsequent to their issuance. We amortize capitalized patent costs on a straight-line basis over the estimated useful lives of the patents. Ten years represents our best estimate of the average useful life of our patents relating to technology developed directly by us. The ten year estimated useful life of internally generated patents is based on our assessment of such factors as the integrated nature of the portfolios being licensed, the overall makeup of the portfolio over time and the length of license agreements for such patents. The estimated useful lives of acquired patents and patent rights, however, have and will continue to be based on a separate analysis related to each acquisition and may differ from the estimated useful lives of internally generated patents. We assess the potential impairment to all capitalized net patent costs when there is evidence that events or changes in circumstances indicate that the carrying amount of these patents may not be recoverable. Amortization expense related to capitalized patent costs was $7.8 million, $6.3 million and $4.4 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, we had capitalized gross patent costs of $106.2 million and $87.3 million, respectively, which were offset by accumulated amortization of $35.7 million and $27.8 million, respectively. Our capitalized gross patent costs in 2005 increased $8.1 million as a result of patents acquired from third parties in those years. The weighted average estimated useful life of our capitalized patent costs at December 31, 2006 and 2005 was 11.2 years and 11.4 years, respectively.

The estimated aggregate amortization expense related to our patents balance as of December 31, 2006 is as follows (in thousands):

2007	$8,131
2008	8,014
2009	7,871
2010	7,711
2011	7,451

Intangible Assets

Our other non-current asset balance at December 31, 2006 includes $4.2 million, representing the net value of licensed technology used in our current and future product offerings. These licenses are being amortized over a period of five years and are presented net of accumulated amortization of $0.9 million. We did not have any licensed technology capitalized at December 31, 2005.

Contingencies

We recognize contingent assets and liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies.

Revenue Recognition

We derive the majority of our revenue from patent licensing. The timing and amount of revenue recognized from each licensee depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and multi-faceted. These agreements can include, without limitation, elements related to the settlement of past patent infringement liabilities, up-front and non-refundable license fees for the use of patents and/or know-how, patent and/or know-how licensing royalties on covered products sold by licensees, cross licensing terms between us and other parties, the compensation structure and ownership of intellectual property rights associated with contractual technology development arrangements, and advanced payments and fees for service arrangements. Due to the combined nature of some agreements and the inherent difficulty in establishing reliable, verifiable and objectively determinable evidence of the fair value of the separate elements of these agreements, the total revenue resulting from such agreements may sometimes be recognized over the combined performance period. In other circumstances, such as those agreements involving consideration for past and expected future patent royalty obligations, the determining factors necessary to allocate revenue across past, current, and future years may be difficult to establish. In such instances, after consideration of the particular facts and circumstances, the appropriate recording of revenue between periods may require the use of judgment. Generally, we will not recognize revenue or establish a receivable related to payments that are due greater than twelve months from the balance sheet date. In all cases, revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred or services have been rendered; (3) fees are fixed or determinable; and (4) collectibility of fees is reasonably assured.

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

We recognize revenues related to Consideration for Prior Sales when we have obtained a signed agreement, identified a fixed or determinable price and determined that collectibility is reasonably assured. We recognize revenues related to Fixed Fee Royalty

Payments on a straight-line basis over the effective term of the license. We utilize the straight-line method because we have no future obligations under these licenses and we can not reliably predict in which periods, within the term of a license, the licensee will benefit from the use of our patented inventions.

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

Technology Solutions Revenue

Technology solutions revenue consists primarily of revenue from software licenses and engineering services. Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2 Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition. When the arrangement with the customer includes significant production, modification or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under this method, revenue and profit are recognized throughout the term of the contract, based on actual labor costs incurred to date as a percentage of the total estimated labor costs related to contract. Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is recognized at that time.

We recognize revenues associated with engineering service arrangements that are outside the scope of SOP 81-1 on a straight-line basis under Staff Accounting Bulletin No. 104 Revenue Recognition, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which those specified services will be performed, whichever is longer. When recognizing revenue based on our proportional performance, we measure the progress of our performance based on the relationship between incurred contract costs and total estimated contract costs. Our most significant cost has been labor and we believe labor cost provides a measure of the progress of our services. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Estimated losses, if any, are recorded when the loss first becomes probable and reasonably estimable.

When technology solutions agreements include royalty payments, we recognize revenue from the royalty payments using the same methods described above under our policy for recognizing revenue from patent license agreements.

Deferred Charges

From time-to-time, we use sales agents to assist us in our licensing activities. We often pay a commission related to successfully negotiated license agreements. The commission rate varies from agreement to agreement. Commissions are normally paid shortly after our receipt of cash payments associated with the patent license agreements.

We defer recognition of commission expense related to both Prepayments and Fixed Fee Royalty Payments and amortize these expenses in proportion to the recognition of the related revenue. In 2006, 2005 and 2004, we paid cash commissions of approximately $18.8 million, $3.1 million and $7.5 million and recognized commission expense of $8.4 million, $4.5 million, and $3.5 million, respectively, as part of patent administration and licensing expense. At December 31, 2006 and 2005 we had deferred commission expense of approximately $4.1 million and $1.4 million, respectively, included within prepaid and other current assets and $12.0 million and $4.4 million, respectively, included within other non-current assets.

Research and Development

Research and development expenditures are expensed in the period incurred, except certain software development costs which are capitalized between the point in time that technological feasibility of the software is established and the product is available for general release to customers. We did not have any such capitalized software costs in any period presented.

Compensation Programs

Through December 31, 2005, we accounted for stock-based employee compensation using the intrinsic value method and provided pro forma disclosures related to our stock-based compensation under the provisions of SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of Financial Accounting Standards Board (FASB) Statement No. 123. On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective method. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) also amends No. 95 Statement of Cash Flows, to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in flow from operations.

In fourth quarter 2005, we accelerated the vesting of all remaining unvested options. We recorded a charge of approximately $0.2 million related to the acceleration. This charge was based, in part, on our estimate that approximately 12% of the accelerated options would have been forfeited had the acceleration not occurred. The acceleration eliminates a non-cash charge of approximately $7.1 million that would have been recognized under SFAS No. 123(R) between 2006 and 2011. Prior to our January 1, 2006 adoption of SFAS No. 123(R), no other option-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data) in 2005 and 2004:

For the Year Ended December 31,	2005	2004
Net income applicable to Common Shareholders – as reported	$54,685	$89
Add: Stock-based employee compensation expense included in reported net income	9,766	6,100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards (a)	(20,784)	(14,494)
Tax effect (b)	3,746	2,854

Net income (loss) applicable to Common Shareholders – pro forma	$47,413	$(5,451)
Net income per share – as reported – basic	1.01	0.00
Net income per share – as reported – diluted	0.96	0.00
Net income (loss) per share – pro forma – basic	0.88	(0.10)
Net income (loss) per share – pro forma – diluted	0.83	(0.10)

(a)	In 2005, we recorded a pro-forma charge of $7.1 million associated with the acceleration of 0.8 million unvested options.
(b)	In 2004, the pro-forma tax effect has been limited to tax effects directly related to additional stock-based compensation expense recognized in the period for pro forma purposes.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the Year Ended December 31,	2005	2004
Expected option life (in years)	5.7	4.8
Risk-free interest rate	4.1%	3.5%
Volatility	80%	86%
Dividend yield	—	—
Weighted average fair value	$12.78	$19.59

SFAS No. 123(R) requires that we reserve for estimated forfeitures of stock-based compensation awards. In 2006, we recorded a reduction in operating expenses for the cumulative effect of a change in accounting principle of less than $0.2 million upon adopting SFAS No. 123(R). This cumulative effect adjustment was recorded to apply an estimated forfeiture rate of 3% to unvested restricted stock units (RSU’s) which had been issued under the 2005-2007 cycle of our Long Term Compensation Program (LTCP) and which remained unvested and outstanding at December 31, 2005. At December 31, 2006, we have estimated the forfeiture rates for outstanding RSUs to be between 0% and 16% over their lives of one to three years, depending upon the group receiving the grant and the specific terms of the award issued.

In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool (APIC Pool) related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of SFAS No. 123(R). We did not incur any net tax shortfalls in 2006.

In all periods, our policy has been to set the value of RSU and restricted stock awards equal to the value of our underlying common stock on the date of grant. We amortize expense for all such awards using an accelerated method.

Concentration of Credit Risk and Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. We place our cash equivalents and short-term investments only in highly rated financial instruments and in United States Government instruments.

Our accounts receivable are derived principally from patent license agreements and technology solutions. At December 31, 2006, two customers represented 72% and 18%, respectively, of our accounts receivable balance. At December 31, 2005, four customers represented 31%, 19%, 14% and 14%, respectively, of our accounts receivable balance. We perform ongoing credit evaluations of our customers who generally include large, multi-national, wireless telecommunications equipment manufacturers. We believe that the book value of our financial instruments approximate their fair values.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived assets and intangible assets for impairment when factors indicate that the carrying value of an asset may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, we review the realizability of our long-lived assets by analyzing the projected undiscounted cash flows in measuring whether the asset is recoverable. In 2005, we recorded an impairment to our fixed assets of approximately $0.2 million in connection with our 2005 Repositioning (Note 4). No such adjustments were recorded in 2006 or 2004.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. Certain tax contingencies are recognized when they are determined to be probable and reasonably estimable. We believe we have adequately accrued for tax contingencies that have met both the probable and reasonably estimable criteria. As of December 31, 2006 and 2005, there are certain tax contingencies that either are not considered probable or are not reasonably estimable by us at this time. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

In 2006 we credited foreign source withholding tax payments against our U.S. Federal Income Tax Liability. Prior to 2006, we recognized deferred tax assets related to deferred revenue for both U.S. Federal Income Tax purposes and non-U.S. jurisdictions that assess a source withholding tax on related royalty payments. We expense these deferred tax assets as we recognize the revenue and the related temporary differences reverse.

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

For the Year Ended December 31, 2006	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$225,222	53,426	$4.22
Dilutive effect of options, warrants and RSUs	—	2,352	(0.18)
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants and RSUs	$225,222	55,778	$4.04

For the Year Ended December 31, 2005	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$54,685	54,058	$1.01
Dilutive effect of options, warrants and RSUs	—	3,103	(0.05)
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants, RSUs and convertible preferred stock	$54,685	57,161	$0.96

For the Year Ended December 31, 2004	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per Share – Basic:
Income available to common shareholders	$89	55,264	$0.00
Dilutive effect of options, warrants, RSUs and convertible preferred stock	—	3,811	0.00
Income per Share – Diluted:
Income available to common shareholders plus dilutive effects of options, warrants, RSUs and convertible preferred stock	$89	59,075	$0.00

For the years ended December 31, 2006, 2005 and 2004, options and warrants to purchase approximately 0.7 million, 1.8 million and 1.7 million shares, respectively, of common stock were excluded from the computation of diluted EPS because the exercise prices of the options were greater than the weighted average market price of our common stock during the respective periods and, therefore, their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes, by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FIN 48, which must be implemented effective January 1, 2007.

In September 2006, FASB issued SFAS No. 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company is currently assessing the effect, if any, this statement will have on its financial statements or its results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Change in Classification

The classification of certain prior period amounts have been changed to conform to the current year presentation.

3. GEOGRAPHIC/CUSTOMER CONCENTRATION

We have one reportable segment. As of December 31, 2006, substantially all of our revenue was derived from a limited number of customers based outside of the United States (primarily Asia and Europe). These revenues were paid in U.S. dollars and not subject to any substantial foreign exchange transaction risk. During 2006, 2005, and 2004, revenue from our Asian-based licensees comprised 39%, 71%, and 78% of total revenues, respectively. For the same years, revenue from our European-based licensees comprised 58%, 14%, and 18% of total revenues, respectively.

During 2006, 2005, and 2004, the following customers accounted for 10% or more of total revenues:

	2006		2005		2004
Nokia Corporation	53%		(a	)	(a )
LG Electronics Inc.	11%		(a	)	(a )
NEC Corporation of Japan	(a	)	30%		43%
Sharp Corporation of Japan	(a	)	22%		24%
Sony Ericsson Mobile Communications AB	(a	)	(a	)	12%

(a)	Less than 10%

4. SIGNIFICANT AGREEMENTS AND EVENTS

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

Pursuant to the Arbitration Settlement Agreement, on April 28, 2006, Nokia paid InterDigital $253 million. Nokia is deemed to have a fully paid-up license covering worldwide sales of 2G TDMA-based products, consisting primarily of GSM/GPRS/EDGE terminal units and infrastructure. Nokia is also released from infringement liability for worldwide sales of 3G terminal units and infrastructure through April 26, 2006. Under the Arbitration Settlement Agreement, the Nokia License Agreement was terminated. We recognized the full $253 million payment from Nokia as revenue in 2006.

LG Electronics Inc.

In January 2006, IDCC’s patent holding subsidiaries entered into a worldwide, non-transferable, non-exclusive, patent license agreement with LG Electronics Inc. (LG). The five-year patent license agreement, effective January 1, 2006, covers the sale, both prior to January 1, 2006 and during the five-year term, of terminal units compliant with all TDMA-based 2G standards (including TIA-136, GSM, GPRS, and EDGE) and all 3G standards (including WCDMA, TD-SCDMA and cdma2000 ® technology and its extensions), and infrastructure products compliant with cdma2000 ® technology and its extensions up to a limited threshold amount, under all patents owned by us prior to and during the term of the license. At the end of the five-year term, LG will receive a paid-up license to sell single-mode GSM/GPRS/EDGE terminal units under the patents included under the patent license agreement.

Under the terms of the patent license agreement, LG paid us the first of three equal installments of $95 million in first quarter 2006. The remaining two installments are due in first quarter 2007 and 2008, respectively. We have recorded the second installment of $95 million in both accounts receivable and deferred revenue at December 31, 2006, in accordance with our policy to recognize receivables that are due within twelve months. We are recognizing the revenue associated with this agreement on a straight-line basis from its inception through December 31, 2010.

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

In December 2004, we entered into an agreement with General Dynamics C4 Systems (formerly known as, General Dynamics Decision Systems, Inc.) (General Dynamics), to serve as a subcontractor on the Mobile User Objective System (MUOS) program for the U.S. military. MUOS is an advanced tactical terrestrial and satellite communications system utilizing 3G commercial cellular technology to provide significantly improved high data rate and assured communications for U.S. warfighters. The Software License Agreement, as amended as of October 2006 (SLA) required us to deliver to General Dynamics standards-compliant WCDMA modem technology, originating from the technology we developed under our agreement with Infineon Technologies AG, for incorporation into handheld terminals. We completed delivery of this technology in 2006. In fourth quarter 2006, General Dynamics agreed to amend the SLA to release us from our maintenance obligations over the final two years of the SLA, in exchange for a $0.5 million reduction to their remaining payments. We recognized approximately $0.9 million in fourth quarter 2006 as a result of this amendment.

We are accounting for portions of these and other technology solution agreements using the percentage-of-completion method. From the inception of these agreements through December 31, 2006, we recognized related revenue of approximately $23.3 million using the percentage-of-completion method, including $4.5 million and $18.7 million in 2006 and 2005, respectively. Our accounts receivable at December 31, 2006 and December 31, 2005 included unbilled amounts of $1.7 million and $4.1 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

Acquisition of Patents

In 2005, we acquired, for a purchase price of approximately $8.1 million, selected patents, intellectual property blocks and related assets from an unrelated third party. These assets are designed to improve the range, throughput and reliability of wireless LAN and other wireless technology systems. The purchase price was allocated almost entirely to patent assets with a nominal amount being allocated to other assets. Based on our assessment in connection with the asset acquisition, we are amortizing these patents over their expected useful lives of approximately 15 years.

2005 Repositioning

In August 2005, we announced plans to close our Melbourne, Florida design facility. We ceased our development activity at this facility in third quarter 2005 and relocated certain development efforts and personnel to other Company locations. We closed the facility in fourth quarter 2005. On the date of the announced closing, there were thirty-three full or part-time employees at this facility, of which, five full-time employees accepted offers of continued employment elsewhere within our organization. We estimate the repositioning resulted in annual pre-tax cost savings of approximately $6.0 million.

In connection with the closure, we recognized repositioning charges totaling approximately $1.5 million, comprised of severance and relocation costs of $1.0 million and facility closing costs of $0.5 million. The facility closing costs include lease termination costs, fixed asset writeoffs and costs to wind down the facility. We recorded these charges in 2005. We believe that our financial obligations associated with this repositioning are complete.

2004 Repositioning

In second quarter 2004, we reduced our headcount by 25 employees and recorded a charge of approximately $0.6 million associated with this repositioning. The charge was comprised primarily of severance and other cash benefits associated with the workforce reduction. During the balance of 2004, we adjusted our repositioning charge by less than $0.1 million and completely satisfied all liabilities associated with this restructuring. We believe that our financial obligations associated with this repositioning are complete.

5. PROPERTY AND EQUIPMENT

	December 31,
	2006	2005
	(In thousands)
Land	$695	$695
Building and improvements	6,545	6,075
Machinery and equipment	19,389	13,454
Computer equipment	17,117	15,652
Computer software	18,761	15,286
Furniture and fixtures	4,355	4,110
Leasehold improvements	2,673	2,376

	69,535	57,648
Less: Accumulated depreciation	(52,853)	(46,988)

	$16,682	$10,660

Depreciation expense was $5.9 million, $5.1 million, and $5.3 million in 2006, 2005 and 2004, respectively. Depreciation expense included depreciation of computer software costs of $1.9 million, $1.5 million and $2.0 million in 2006, 2005 and 2004, respectively. Accumulated depreciation related to computer software costs was $15.0 million and $13.1 million at December 31, 2006 and 2005, respectively.

6. OBLIGATIONS

	December 31,
	2006	2005
	(In thousands)
Credit facility	$—	$—
Mortgage debt	1,410	1,601
Capital leases	162	321

Total long-term debt obligations	1,572	1,922
Less: Current portion	(369)	(350)

	$1,203	$1,572

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (the Credit Agreement). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of December 31, 2006, we did not have any amounts outstanding under the Credit Agreement.

During 1996, we purchased our King of Prussia, Pennsylvania facility for $3.7 million, including cash of $0.9 million and a 16-year mortgage of $2.8 million with interest payable at a rate of 8.28% per annum.

Capital lease obligations are payable in monthly installments at an average rate of 5.70%, through 2007. The net book value of equipment under capitalized lease obligations was $0.1 million at December 31, 2006 and $0.3 million at December 31, 2005.

Maturities of principal of the long-term debt obligations as of December 31, 2006 are as follows (in thousands):

2007	$369
2008	225
2009	244
2010	266
2011	288
Thereafter	180

$1,572

7. COMMITMENTS

Leases

We have entered into various operating lease agreements. Total rent expense, primarily for office space, was $3.1 million, $3.1 million, and $2.7 million in 2006, 2005 and 2004, respectively. Minimum future rental payments for operating leases as of December 31, 2006 are as follows (in thousands):

2007	$1,859
2008	1,830
2009	1,874
2010	1,920
2011	1,809
Thereafter	1,413

8. LITIGATION AND LEGAL PROCEEDINGS

Nokia

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. filed a complaint in the United States District Court for the District of Delaware against IDCC and ITC for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act (Nokia Delaware Proceeding). In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court dismissed all of Nokia’s patent invalidity and non-infringement declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards, and that such statements have caused Nokia harm.

In late 2006, we sought to file a motion for summary judgment as to Nokia’s then-current Lanham Act claims. If such a motion is filed and granted in our favour in its entirety, the court would enter judgment in our favor as to Nokia’s Lanham Act claims, including its amended Lanham Act claims as noted below. The court has not yet ruled on whether we will be allowed to file the motion for summary judgment. A hearing is not currently scheduled for this motion.

In first quarter 2007, we filed a motion for leave to amend our Answer and to assert claims for affirmative relief based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. These claims for affirmative relief include Lanham Act claims, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. A hearing on our motion for leave to amend our Answer, if necessary, is scheduled for first quarter 2007.

Also in first quarter 2007, the court granted Nokia leave to amend its Complaint and assert new causes of action based on Nokia’s allegations concerning InterDigital 3G patents and notifications to ETSI. Specifically, Nokia now asserts two Lanham Act claims based on this alleged conduct, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deception Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. We have filed a motion to dismiss Nokia’s amended claims as well as our Answer to those amended claims, together with the counterclaims described above. We intend vigorously to oppose Nokia’s claims and pursue our claims for affirmative relief.

Samsung

In 2002, during an arbitration proceeding (Samsung 1st Arbitration), Samsung Electronics Co. Ltd. (Samsung) elected, under a most favored licensee (MFL) clause in its 1996 patent license agreement with ITC (Samsung Agreement), commencing January 1, 2002, to have Samsung’s royalty obligations for 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE wireless communications products be determined in accordance with the terms of the Nokia Agreement, including its MFL provision, commencing January 1, 2002. By notice in March 2003, ITC notified Samsung that such Samsung obligations had been defined by the relevant licensing terms of the Ericsson Agreement (for infrastructure products) and the Sony Ericsson Agreement (for terminal unit products) as a result of the MFL provision in the Nokia Agreement.

In November 2003, Samsung filed a Request for Arbitration with the International Chamber of Commerce (ICC) against IDCC and ITC regarding Samsung’s royalty payment obligations to ITC for its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products (Samsung 2nd Arbitration). This arbitration proceeding related to ITC’s claim that the Ericsson Agreement and the Sony Ericsson Agreement defined the financial terms under which Samsung is required to pay royalties on its worldwide sales of 2G GSM/TDMA and 2.5G GSM/GPRS/EDGE products commencing January 1, 2002 through December 31, 2006. In the proceeding, we sought a declaration that the parties’ rights and obligations are governed by the Samsung Agreement, and that, as a result of Samsung’s prior MFL election of the Nokia Agreement, the Nokia Agreement dictated Samsung’s royalty obligations for those TDMA products licensed under the Samsung Agreement. Samsung sought a determination that it had succeeded to all of Nokia’s then-existing rights under the Nokia Agreement, including the license to sell 3G and other CDMA products. Samsung also sought a determination that its royalty obligations were not defined by the Ericsson Agreement or the Sony Ericsson Agreement. In the alternative, Samsung sought a determination of the amount of the appropriate royalty to be paid, and argued that it owes substantially less than the amount that we believe is owed.

An evidentiary hearing was conducted in January 2005 by an arbitral tribunal (Samsung Tribunal) operating under the auspices of the ICC. In August 2006, the Samsung Tribunal rendered the Samsung Award in the Samsung 2nd Arbitration. Among its determinations, the Samsung Tribunal awarded InterDigital approximately $134 million in past royalties plus interest on Samsung’s sales of single-mode 2G GSM/TDMA and single-mode 2.5G GSM/GPRS/EDGE terminal units through 2005. The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006.

Separate from the royalty issues on 2G and 2.5G products, the Samsung Tribunal also determined that Samsung has not obtained the broader CDMA and 3G patent license rights in the Nokia License Agreement with InterDigital, notwithstanding Samsung’s 2002 MFL election of the Nokia Agreement.

In September 2006, InterDigital filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (Samsung 3rd Arbitration). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for Samsung’s 2G/2.5G GSM/GPRS/EDGE product sales based on the April 2006 Nokia Settlement, which implemented the June 2005 Nokia Award. Samsung has purported to have elected the Nokia Settlement under the MFL clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the Tribunal in the Samsung 2nd Arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement.

Federal

In October 2003, Federal Insurance Company (Federal), the insurance carrier which provided partial reimbursement to the Company of certain legal fees and expenses for the now-settled litigation involving the Company and Ericsson Inc., delivered to us a demand for arbitration under the Pennsylvania Uniform Arbitration Act. Federal claims, based on their determination of expected value to the Company resulting from our settlement involving Ericsson Inc., that an insurance reimbursement agreement (Agreement) requires us to reimburse Federal approximately $28.0 million for attorneys’ fees and expenses it claims were paid by it. Additionally, under certain circumstances, Federal may seek to recover interest on its claim. In November 2003, the Company filed an action in United States District Court for the Eastern District of Pennsylvania (the Court) seeking a declaratory judgment that the reimbursement agreement is void and unenforceable, seeking reimbursement of attorneys’ fees and expenses which have not been reimbursed by Federal and which were paid directly by the Company in connection with the Ericsson Inc. litigation, and seeking damages for Federal’s bad faith and breach of its obligations under the insurance policy. In the alternative, in the event the reimbursement agreement was found to be valid and enforceable, the Company was seeking a declaratory judgment that Federal would have been entitled to reimbursement based only on certain portions of amounts received by the Company from Ericsson Inc. pursuant to the settlement of the litigation involving Ericsson Inc., Federal requested the Court dismiss the action and/or have the matter referred to arbitration.

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. An arbitrator has been selected and an arbitration hearing has been scheduled for late first quarter 2007.

Prior to Federal’s demand for arbitration, we had accrued a contingent liability of $3.4 million related to the Agreement. We continue to evaluate this contingent liability and have maintained this accrual at December 31, 2006. While we continue to contest this matter, any adverse decision or settlement obligating us to pay amounts materially in excess of the accrued contingent liability could have a material negative effect on our consolidated financial position, results of operations or cash flows.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia:

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five of Nokia’s UMTS European/UK Patents registered in the UK are not essential IPR for the 3GPP Standard. Nokia has issued an application to strike out (i.e. dismiss), or alternatively to stay, this action. This application will be vigorously opposed by ITC.

In fourth quarter 2006, IDCC and ITC initiated an arbitration proceeding with the ICC to prohibit Nokia’s attempted use of certain confidential, proprietary materials previously provided by us to Nokia under the terms of the Master Agreement entered into between the parties in 1999 (Nokia Master Agreement). We believe that Nokia’s use of such materials is prohibited by the Nokia Master Agreement. Nokia believes that it is permitted to use such materials in the Nokia Delaware proceeding and Nokia’s UK proceeding, and denies that we are entitled to the requested relief. No schedule has yet been set by the ICC for this proceeding.

In addition to disputes associated with enforcement and licensing activities regarding our intellectual property, including the litigation and other proceedings described above, we are a party to other disputes and legal actions not related to our intellectual property, but also arising in the ordinary course of our business, including claims by us for insurance coverage involving the Nokia Delaware Proceeding. Based upon information presently available to us, we believe that the ultimate outcome of these other disputes and legal actions will not have a material adverse affect on us.

9. RELATED PARTY TRANSACTIONS

In 2006, 2005 and 2004, we engaged a consulting firm and paid less than $0.1 million, for their services in each year. One of our outside directors is Chairman of the Advisory Board to the consulting firm. Our board member did not receive any direct compensation or commissions related to the engagement.

10. PREFERRED STOCK

During second quarter 2004, our Board of Directors approved the redemption of all shares outstanding of our $2.50 Cumulative Convertible Preferred Stock (Preferred Stock). We issued a redemption notice for 52,762 shares of Preferred Stock outstanding as of June 15, 2004. The holders of the Preferred Stock were entitled to convert their Preferred Stock at any time prior to the July 19, 2004 redemption date at a conversion rate of 2.08 shares of our common stock for each share of Preferred Stock. Between the date of our redemption notice and the redemption date, 50,738 shares of Preferred Stock were converted. In early third quarter 2004, we paid less than $0.1 million to fulfill our redemption obligation, the redemption price being $25.00 per share plus accrued dividends, for the remaining 2,024 Preferred Shares.

Prior to the above-noted redemption, the holders of the Preferred Stock were entitled to receive, when and as declared by our Board of Directors, cumulative annual dividends of $2.50 per share payable in cash or common stock at our election (subject to a cash election right of the holder), if legally available. Such dividends were payable semi-annually on June 1 and December 1. The Preferred Stock was convertible into common stock at any time prior to redemption at a conversion rate of 2.08 shares of common stock for each share of preferred. In 2004, we declared and paid dividends on the Preferred Stock of less than $0.1 million. These dividends were paid with both cash and 1,759 shares of our common stock in 2004.

11. COMPENSATION PLANS AND PROGRAMS

Common Stock Compensation Plans

We have stock-based compensation plans under which, depending on the plan, directors, employees, consultants and advisors can receive share-based awards such as, stock options, stock appreciation rights, restricted stock awards and other stock unit awards. We issue the share-based awards authorized under these plans through a variety of compensation programs.

Common Stock Option Plans

We have granted options under two incentive stock option plans, three non-qualified stock option plans and two plans which provide for grants of both incentive and non-qualified stock options (Pre-existing Plans) to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. In 2000, our shareholders approved the 2000 Stock Award and Incentive Plan (2000 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities. The 2000 Plan authorizes the offer and sale of up to approximately 6.9 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under the terms of the 2000 Plan, the option price cannot be less than 100% of the fair market value of the common stock at the date of grant.

In 2002, the Board of Directors approved the 2002 Stock Award and Incentive Plan (2002 Plan) that allows for the granting of incentive and non-qualified options, as well as other securities, to Company employees who are not subject to the reporting requirements of Section 16 of the Securities Act of 1934 or an “affiliate” for purposes of Rule 144 of the Securities Act of 1933. The 2002 Plan authorizes the offer and sale of up to 1.5 million shares of common stock. The Board of Directors or the Compensation and Stock Option Committee of the Board determine the number of options to be granted. Under all of these plans, options are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time. However, under plans that provide for both incentive and non-qualified stock options, grants most commonly vest in six semi-annual installments.

Information with respect to current year stock options activity under the above plans is summarized as follows (in thousands, except per share amounts):

				Weighted Average Exercise Price
		Outstanding Options
	Available For Grant	Number	Price Range

Balance at December 31, 2005	913	7,926	$0.01-39.00	$13.93
Canceled	21	(21)	15.72-39.00	34.81
Exercised	—	(3,379)	4.38-31.81	11.82

Balance at December 31, 2006	934	4,526	0.01-39.00	15.41

The following table summarizes information regarding the stock options outstanding at December 31, 2006 (in thousands, except for per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)*	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 5.44	719	2.10	$5.06	719	$5.06
$ 5.50 - 9.00	426	10.40	7.16	426	7.16
$ 9.03 – 9.60	524	4.98	9.59	524	9.59
$ 9.76 – 11.63	523	12.39	10.82	523	10.82
$ 11.64 - 13.19	591	4.56	12.49	591	12.49
$ 13.25 – 17.13	459	4.84	15.81	459	15.81
$ 17.26 - 24.54	470	6.27	20.45	470	20.45
$ 24.80 - 31.81	275	4.67	26.09	275	26.09
$ 34.13 - 34.13	13	3.18	34.13	13	34.13
$ 39.00 - 39.00	526	3.04	39.00	526	39.00

$ 0.01 - 39.00	4,526	5.70	$15.41	4,526	$15.41

*	We currently have approximately 230,000 options outstanding that have an indefinite contractual life. These options were granted between 1983 and 1986 under a pre-existing plan. For purposes of this table these options were assigned an original life in excess of 50 years. The majority of these options have an exercise price of between $9.76 and $11.63.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $61.5 million. We recorded cash received from the exercise of options of $40.6 million and tax benefits of $20.7 million. Upon option exercise, we issued new shares of stock.

At December 31, 2006 and 2005, we had approximately 4.0 million and 6.3 million options outstanding, respectively, that had exercise prices less than the fair market value of our stock at each balance sheet date. These options would generate $48.8 million and $63.5 million of cash proceeds to the Company if they were fully exercised.

Restricted Stock

Under our 1999 Restricted Stock Plan, as amended (1999 Plan), we may issue up to 3.5 million shares of restricted common stock and restricted stock units (RSUs) to directors, employees, consultants and advisors. The restrictions on issued shares lapse over periods generally ranging from 1 to 5 years from the date of the grant. As of December 31, 2006 and 2005, we had issued approximately 2.3 million and 2.0 million shares, respectively, of restricted stock and RSUs under the 1999 Plan. The related compensation expense is amortized over vesting periods that are generally from 1 to 5 years. At December 31, 2006 and December 31, 2005, we had unrecognized compensation cost related to share-based awards of $4.2 million and $5.8 million, respectively. We expect to amortize the unrecognized compensation cost at December 31, 2006 over a weighted average period of less than one year using an accelerated method.

We grant RSUs as an element of compensation to all of our employees. These awards vest over three years, depending upon job level, according to the following schedules:

	Year 1	Year 2	Year 3
Employees below manager level	33%	33%	34%
Managers and technical equivalents	25%	25%	50%
Senior officers	0%	0%	100%

Information with respect to current year RSU activity under the above plan is summarized as follows (in thousands, except per share amounts):

	Number of Unvested RSUs	Weighted Average Grant Date Fair Value

Balance at December 31, 2005	814	$20.00
Granted*	209	20.41
Forfeited	(32)	20.07
Vested	(365)	19.10

Balance at December 31, 2006	626	$20.66

*	The numbers of RSUs presented as issued and cancelled in this table do not reflect the impact of a third quarter exchange of 56,000 time-based RSUs for an equal number of performance-based RSUs.

Compensation Programs

We use a variety of compensation programs to attract and retain employees, as well as more closely align employee compensation with Company performance. These programs include both cash components and share-based components. We issue new shares of our common stock to satisfy our obligations under the share-based components of these programs from the Common Stock and Restricted Stock Plans discussed above. However, our board of directors has the right to authorize the issuance of treasury shares to satisfy such obligations in the future.

We recognized $3.5 million, $6.5 million and $3.0 million of compensation expense in 2006, 2005 and 2004, respectively, related to a performance-based cash incentive under our LTCP, discussed below. We also recognized share-based compensation expense of $7.0 million, $9.8 million, and $6.1 million in 2006, 2005 and 2004, respectively. The majority of the share-based compensation expense, for all years, related to RSU awards granted to managers under our LTCP. In 2006, share-based compensation expense also included a non-recurring charge of $1.0 million to correct our accounting related to share-based grants awarded to two non-employee, non-director consultants in 1998. We previously accounted for these non-employee grants similarly to share-based employee grants, using the intrinsic value method. The charge reflects the incremental cost that would have been recognized by correctly treating these grants as non-employee grants using the fair value method. The balance of the share-based compensation expense relates to the programs described below.

LTCP

The LTCP applies to all management personnel and includes both an RSU component and a performance-based cash incentive component. The LTCP was originally designed to include three year cycles that overlap by one year. However, the first cycle under the program covered the period from April 1, 2004 through January 1, 2006 (Cycle 1). The second cycle originally covered the period from January 1, 2005 through January 1, 2008 (Cycle 2). In second quarter 2005, the Compensation Committee of our Board of Directors amended the LTCP to revise the performance-based cash award portion of Cycle 2 to cover a 3 1/2 year period from July 1, 2005 through January 1, 2009 (Cycle 2a), and authorized a pro-rated interim payment, of approximately $0.9 million, related to first half 2005.

During 2006, fourteen members of our senior management voluntarily exchanged approximately 56,000 Cycle 2 time-based RSUs for an equal number of Cycle 2 performance-based RSUs. The Company will ultimately satisfy these performance-based RSUs through the issuance of between zero and 168,000 shares, depending upon senior management’s performance against specified goals.

Other RSU Grants

We also grant RSUs to all non-management employees, non-employee board members and, in special circumstances, management personnel outside of the LTCP.

401(k) and Profit Sharing

We have a 401(k) plan wherein employees can elect to defer compensation based on federal limits. The Company matches a portion of employee contributions. At its discretion, the Company may also make a profit sharing contribution to its employees’ 401(k) plans. In 2006 and 2005, we issued 24,084 and 32,632 shares of common stock to satisfy our accrued obligations from the prior years of $0.5 million and $0.6 million related to our profit sharing contribution to eligible employees under our Savings and Protection Plan (Savings Plan).

Annual Bonus

We have a performance-based annual bonus plan that is applicable to all employees. Executive officers and other key management personnel may be paid up to 30% of their bonus in shares of restricted stock. These shares are restricted as to their transferability for a two year period but are not forfeitable. The shares have full voting power and have a right to receive dividends. We issued 17,000, 29,000 and 17,000 shares of restricted stock in 2006, 2005 and 2004, respectively, to satisfy our accrued obligations from the prior years of $0.4 million, $0.5 million and $0.5 million under the restricted stock portion of the annual bonus.

12. SHAREHOLDER RIGHTS PLAN

In December 1996, our Board of Directors (Board) declared a distribution under our Shareholder Rights Plan (Rights Plan) of one Right (as defined in the Rights Plan) for each outstanding common share of the Company to shareholders of record as of the close of business on January 3, 1997. In addition, all new common shares issued after January 3, 1997 are accompanied by one Right for each common share issued. On December 15, 2006, the Company entered into the Amended and Restated Rights Agreement (the “Amended Agreement”) dated as of December 15, 2006, between the Company and American Stock Transfer and Trust Company as Rights Agent (“Rights Agent”), amending and restating the Rights Plan.

In addition to continuing the provisions of the Rights Plan as previously in effect, the Amended Agreement (i) implemented a regular evaluation thereof by a committee composed of non-management members of the Board who have been determined by the Board to be “independent directors”, (ii) extended the term of the Rights Plan to December 15, 2016, (iii) simplified the determination of the Stock Acquisition Date under the Amended Plan, (iv) changed the “Purchase Price” (as defined in the Amended Agreement) from $250 to $200, (v) changed the redemption price of a Right from $.01 to $.001, and (vi) made certain other minor or conforming changes and other changes to reflect current requirements under the federal securities laws.

Pursuant to the Rights Plan, as amended and restated by the Amended Agreement, each Right entitles shareholders to buy one-thousandth of a share of Series B Junior Participating Preferred Stock (Preferred Stock) at the Purchase Price of $200 per 1/1000th of a share, subject to adjustment. Ordinarily, the Rights will not be exercisable until (i) 10 business days after the earliest of any of the following events (A) a person, entity or group other than certain categories of shareholders exempted under the Rights Plan (collectively, a Person), acquires beneficial ownership of 10% or more of the Company’s outstanding common shares, or (B) a Person publicly commences a tender or exchange offer for 10% or more of the Company’s outstanding common shares, or (C) a Person publicly announces an intention to acquire control over the Company and proposes to elect through a proxy or consent solicitation such a number of directors, who if elected, would outnumber the Independent Directors (as defined in the Rights Plan) on the Board, or (ii) such later date as may be determined by action of a majority of the Independent Directors prior to the occurrence of any event specified in (i) above (Distribution Date). In general, following the Distribution Date and in the event that the Company enters into a merger or other business combination with an Acquiring Person (as such term is defined in the Rights Plan) and the Company is the surviving entity, each holder of a Right will have the right to receive, upon exercise, units of Preferred Stock (or, in certain circumstances, Company common shares, cash, property, or other securities of the Company) having a value equal to twice the exercise price of the Right, or if the Company is acquired in such a merger or other business combination, each holder of a Right will have the right to receive stock of the acquiring entity having a value equal to twice the exercise price of the Right. The Company reserves the right to redeem the Rights by majority action of its Independent Directors at any time prior to the date such Rights become exercisable.

13. TAXES

Our income tax (benefit) provision consists of the following components for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$39,354	$2,343	$7,490
State	—	—	—
Alternative Minimum Tax (AMT)	—	350	391
Foreign income tax	—	170	20
Foreign source withholding tax	28,488	—	1,309

	67,842	2,863	9,210
Deferred
Federal	61,131	6,938	(18,090)
State	—	—	—
Foreign source withholding tax	(4,584)	2,136	3,150
Reversal of valuation allowance	—	(46,371)	(17,064)
Increase in valuation allowance – federal	—	—	18,090

	56,547	(37,297)	(13,914)

Total	$124,389	$(34,434)	$(4,704)

The deferred tax assets and liabilities are comprised of the following components at December 31, 2006 and 2005 (in thousands):

	2006
	Federal	State	Foreign	Total
Net operating losses	$1,139	$28,408	$—	$29,547
Deferred revenue, net	10,803	3,141	7,930	21,874
Foreign tax credits	15,700	—	—	15,700
Stock compensation	5,172	922	—	6,094
Patent amortization	4,016	716	—	4,732
Depreciation	1,680	300	—	1,980
Other accrued liabilities	2,668	475	—	3,143
Other employee benefits	830	148	—	978

	42,008	34,110	7,930	84,048
Less: valuation allowance	—	(34,110)	—	(34,110)

Net deferred tax asset	$42,008	$—	$7,930	$49,938

	2005
	Federal	State	Foreign	Total
Net operating losses	$29,827	$13,499	—	$43,326
Deferred revenue, net	35,603	7,007	3,346	45,956
R&E credits	9,296	—	—	9,296
Stock compensation	4,551	896	—	5,447
Patent amortization	3,213	632	—	3,845
Depreciation	1,348	265	—	1,613
AMT credit carryforward	1,603	—	—	1,603
Other employee benefits	1,211	238	—	1,449
Other	786	155	—	941

	87,438	22,692	3,346	113,476
Less: valuation allowance	—	(22,692)	—	(22,692)

Net deferred tax asset	$87,438	$—	$3,346	$90,784

The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Tax at U.S. statutory rate	$122,358	$7,088	$(1,547)
Foreign withholding tax, with no U.S. foreign tax credit	2,228	1,388	2,943
State tax provision	—	—	—
Change in federal and state valuation allowance	—	—	11,770
Adjustment to tax credits	(910)	626	—
Other	713	173	(806)

Tax provision before adjustments related to federal deferred tax asset valuation	124,389	9,275	12,360

Reversal of federal valuation allowance	—	(46,371)	(17,064)
Change in effective rate applied to federal deferred tax assets	—	(1,438)	—
Other adjustments to deferred tax assets	—	4,100	—

Total adjustments related to federal deferred tax asset valuation	—	(43,709)	(17,064)

Total tax provision (benefit)	$124,389	$(34,434)	$(4,704)

In 2006 we utilized our federal NOL carryforwards and began to pay U.S. Federal Income Tax. We continue to pay foreign source withholding taxes on patent license royalties and state taxes when applicable. However, we now apply foreign source withholding tax payments against our U.S. Federal Income Tax obligations to the extent we have foreign source income to support these credits. In 2006, we paid $28.5 million in foreign source withholding taxes and applied these payments as credits against our U.S. Federal Tax Obligation. At December 31, 2006, we accrued a $15.7 million of foreign source withholding tax payable associated with an expected royalty payment from a licensee and recorded a corresponding deferred tax asset related to the expected foreign tax credit that will result from this payment. In the course of future tax planning, should we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of foreign tax credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified.

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

Under Internal Revenue Code Section 382, the utilization of a corporation’s NOL carryforwards is limited following a change in ownership (as defined by the Internal Revenue Code) of greater than 50% within a three-year period. If it is determined that prior equity transactions limit our NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period.

A more-than-50% cumulative change in ownership occurred in 1992. As a result of such change, approximately $14 million of our NOL carryforwards were limited as of December 31, 2006.

14. EQUITY TRANSACTIONS

Repurchase of Common Stock

In March 2006 our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In April 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100 million and $150 million, respectively, to a total of $350 million. The Company may repurchase shares under the program through open market purchases, pre-arranged trading plans or privately negotiated purchases. We repurchased approximately 6.5 million shares of common stock for $192.5 million in 2006 under this repurchase program. At December 31, 2006, we accrued accounts payable of approximately $7.6 million associated with our obligation to settle late December repurchases. From January 1, 2007 through February 27, 2007, we repurchased an additional 2.0 million shares for $68.0 million bringing the cumulative repurchase totals to 8.5 million shares at a cost of $260.5 million under the current program. Under previous repurchase programs in 2005 and 2004, we repurchased 2 million and 1 million shares of common stock for $34.1 million and $17.1 million, respectively.

Common Stock Warrants

As of December 31, 2006 we had no warrants outstanding. As of December 31, 2005 we had warrants outstanding to purchase 80,000 shares of common stock at an exercise price of $7.63 per share. These previously outstanding warrants were exercised in 2006.

15. SELECTED QUARTERLY RESULTS (Unaudited)

The table below presents quarterly data for the years ended December 31, 2006 and 2005:

Selected Quarterly Results
(in thousands, except per share amounts, unaudited)	First	Second	Third	Fourth
2006:
Revenues(a)	$51,606	$296,617	$67,175	$65,068
Net income applicable to common shareholders (a)	$12,939	$170,363	$21,657	$20,263
Net income per common share – basic	$0.24	$3.13	$0.41	$0.39
Net income per common share – diluted	$0.23	$2.98	$0.40	$0.37

2005:
Revenues	$35,497	$38,601	$48,538	$40,489
Net (loss) income applicable to common shareholders (b)	$(882)	$4,011	$6,526	$45,030
Net (loss) income per common share – basic	$(0.02)	$0.07	$0.12	$0.83
Net (loss) income per common share – diluted	$(0.02)	$0.07	$0.11	$0.80

(a)	In second quarter 2006, we resolved certain disputes with Nokia Corporation (see Note 4). Pursuant to this resolution, Nokia paid us $253 million. We recognized $228 million of revenue related to this resolution in second quarter 2006, and $12.5 million in each of the third and fourth quarters of 2006.
(b)	Our income tax provision in fourth quarter 2005 included a benefit of approximately $43.7 million, primarily related to the reversal of our Federal deferred tax asset valuation allowance.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors is incorporated by reference herein from the information following the caption “ELECTION OF DIRECTORS – Nominees for Election to the Board of Directors Three Year Term Expiring at 2010 Annual Meeting of Shareholders” to, but not including, “Committees and Meetings of the Board of Directors” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year ended December 31, 2006, and which shall be forwarded to shareholders prior to the 2007 Annual Meeting of Shareholders (Proxy Statement).

Our Code of Business Conduct and Ethics is applicable to all employees and consultants of the Company including the Chief Executive Officer, Chief Financial Officer, and the Board of Directors (Code). In addition, each of our consultants agrees to abide by its terms. A copy of the Code is available free of charge on our Internet website at www.interdigital.com. We intend to disclose any amendment to the Code or waiver from a provision of the Code made to our Chief Executive Officer, Chief Financial Officer - Chief Accounting Officer or Controller on our website. Information concerning the Company’s Audit Committee and the Company’s Audit Committee financial expert is incorporated herein by reference to the Proxy Statement following the caption “Audit Committee Report” to, but not including, “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.” In addition, information set forth in the two paragraphs immediately following the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated by reference herein. Information concerning executive officers appears under the caption “Item 1. Business, Executive Officers” in Part 1 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation required by this item is incorporated by reference to the Proxy Statement following the caption “Director Compensation” to, but not including, “Shareholder Return Performance Graph” and information in the section “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Security Ownership of Certain Beneficial Owners” to and including all information in the section “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement under the captions “Review and Approval of Related Person Transactions”, “Transactions with Related Persons” and “Director Independence”.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement following the caption “Independent Registered Public Accounting Firm’s Fees.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Financial Statements.

The information required by this Item begins on Page [ ].

(2)	Financial Statement Schedules.

INTERDIGITAL COMMUNICATION CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance, Beginning of Period	Increase (Decrease)		Reversal of Valuation Allowance		Balance, End of Period
2006	$22,692	$11,418	(a)	$—		$34,110
Valuation Allowance for Deferred Tax Assets
2005	86,168	3,181		(66,657	)(b)	22,692
Valuation Allowance for Deferred Tax Assets
2004	92,550	20,471		(26,853	)(c)	86,168
Valuation Allowance for Deferred Tax Assets

(a)	The $11.4 million increase was necessary to maintain a full valuation allowance against our state deferred tax assets and did not result in additional tax expense.
(b)	Of the $66.7 million benefit, approximately $46.4 million was recognized as income in our Statement of Operations and approximately $20.3 million was credited directly to additional paid-in capital.
(c)	Of the $27 million benefit, approximately $17 million was recognized as income in our Statement of Operations and approximately $10 million was credited directly to additional paid-in capital.

(3)	Exhibits.

See Item 15(b) below.

(b)	Exhibit Number	Exhibit Description
	*2.1	Asset Purchase Agreement dated as of July 30, 2003 by and between InterDigital Acquisition Corp. and Tantivy Communications, Inc. (Exhibit 2.1 to InterDigital’s Current Report on Form 8-K dated August 4, 2003).

	*3.1	Amended and Restated Articles of Incorporation (Exhibit 3.1 to InterDigital’s Current Report on Form 8-K dated December 15, 2006).

	*3.2	By-laws, as amended June 1, 2005 (Exhibit 3.2 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

	*4.1	Amended and Restated Rights Agreement between InterDigital and American Stock Transfer & Trust Co., (Exhibit 4.1 to InterDigital’s Current Report on Form 8-K dated December 15, 2006).

Contracts

	*10.1	Credit Agreement dated as of December 28, 2005 among InterDigital, Bank of America, N.A. as Administrative Agent and L/C Issuer and the other Lenders party thereto (Exhibit 10.86 to InterDigital’s Annual Report on Form 10-K dated March 14, 2006).

	*10.2	Intellectual Property License Agreement between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.39 to InterDigital’s Registration Statement No. 33-28253 filed on April 18, 1989).

	*10.3	1992 License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.3 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.4	E-TDMA License Agreement dated February 29, 1992 between InterDigital and Hughes Network Systems, Inc. (Exhibit 10.4 to InterDigital’s Current Report on Form 8-K dated February 29, 1992).

	*10.5	The TDD Development Agreement between and among InterDigital, ITC and Nokia (Exhibit 10.55 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

*10.6	Amendment No. 1 to the TDD Development Agreement dated September 30, 2001 between and among InterDigital, ITC and Nokia (Exhibit 10.56 to InterDigital’s Current Report on Form 8-K/A dated July 2, 2003).

*10.7	Amendment to the Patent License Agreement of May 8, 1995 between ITC and NEC (Exhibit 10.52 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

*10.8	Patent License Agreement by and between InterDigital Communications Corporation and Samsung Electronics Co., Ltd., effective January 22, 1996 (Exhibit 10.85 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

*10.9	PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp Corporation of Japan (Sharp) (Exhibit 10.57 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

*10.10	Amendment No. 1 dated March 23, 2000 and Amendment No. 2 dated May 30, 2003 to PHS and PDC Subscriber Unit Patent License Agreement dated March 19, 1998 between ITC and Sharp (Exhibit 10.58 to InterDigital’s Amendment No. 1 to Current Report on Form 8-K/A dated July 2, 2003).

*10.11	Litigation Expense and Reimbursement Agreement by and between InterDigital, ITC and Federal Insurance Company dated February 15, 2000 (Exhibit 99.1 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2005).

*10.12	Narrowband CDMA and Third Generation Patent License Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.53 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

*10.13	Settlement Agreement dated January 15, 2002 between ITC and NEC (Exhibit 10.54 to InterDigital’s Current Report on Form 8-K dated February 21, 2003).

*10.14	License Agreement by and between InterDigital Group and LG Electronics, Inc. dated January 1, 2006 (Exhibit 10.82 to InterDigital’s Quarterly Report on Form 10-Q dated May 10, 2006).

*10.15	Arbitration Settlement Agreement by and between InterDigital Communications Corporation, InterDigital Technology Corporation and Nokia Corporation dated April 26, 2006 (Exhibit 10.83 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).

*10.16	Agreement of Lease dated November 25, 1996 by and between InterDigital and We’re Associates Company (Exhibit 10.42 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.17	Modification of Lease Agreement dated December 28, 2000 by and between InterDigital and We’re Associates Company (Exhibit 10.43 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.18	Third Modification to Lease Agreement effective June 1, 2006 by and InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company) (Filed herewith).

Benefit Plans

†*10.19	Non-Qualified Stock Option Plan, as amended (Exhibit 10.4 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1991).

†*10.20	Amendment to Non-Qualified Stock Option Plan (Exhibit 10.31 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000.

†*10.21	Amendment to Non-Qualified Stock Option Plan, effective October 24, 2001 (Exhibit 10.6 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.22	1992 Non-Qualified Stock Option Plan (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated October 21, 1992).

†*10.23	Amendment to 1992 Non-Qualified Stock Option Plan (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.24	1992 Employee Stock Option Plan (Exhibit 10.71 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1992).

†*10.25	Amendment to 1992 Employee Stock Option Plan (Exhibit 10.29 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000.).

†*10.26	Amendment to 1992 Employee Stock Option Plan, effective October 24, 2001 (Exhibit 10.11 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.27	1995 Stock Option Plan for Employees and Outside Directors, as amended (Exhibit 10.7 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1997).

†*10.28	Amendment to the 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.25 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1999).

†*10.29	Amendment to 1995 Stock Option Plan for Employees and Outside Directors (Exhibit 10.33 to Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.30	Amendment to 1995 Stock Option Plan for Employees and Outside Directors, effective October 24, 2001 (Exhibit 10.15 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.31	1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

†*10.32	Amendment to 1997 Stock Option Plan for Non-Employee Directors (Exhibit 10.34 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.33	1997 Stock Option Plan for Non-Employee Directors, as amended March 30, 2000 (Exhibit 10.42 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.34	Amendment to 1997 Stock Option Plan for Non-Employee Directors, effective October 24, 2001 (Exhibit 10.19 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.35	1999 Restricted Stock Plan, as amended April 13, 2000 (Exhibit 10.43 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.36	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.37	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.38	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Periodically Awarded to Members of the Board of Directors] (Exhibit 10.64 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.39	1999 Restricted Stock Plan, Form of Restricted Stock Agreement [Awarded to Executives and Management as Part of Annual Bonus] (Exhibit 10.65 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.40	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Awarded to Independent Directors Upon Re-Election] (Exhibit 10.62 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.41	1999 Restricted Stock Plan, Form of Restricted Stock Unit Agreement [Annual Award to Independent Directors] (Exhibit 10.63 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.42	2000 Stock Award and Incentive Plan (Exhibit 10.28 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.43	2000 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.74 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005)

†*10.44	2000 Stock Award and Incentive Plan, Form of Option Agreement [Director Awards] (Exhibit 10.66 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.45	2000 Stock Award and Incentive Plan, Form of Option Agreement [Executive Awards] (Exhibit 10.67 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.46	2000 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.68 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.47	2002 Stock Award and Incentive Plan (Exhibit 10.50 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2002).

†*10.48	InterDigital Communications Corporation 2002 Stock Award and Incentive Plan, as amended through June 4, 2003 (Exhibit 10.52 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2003).

†*10.49	InterDigital’s 2002 Stock Award and Incentive Plan, as amended June 1, 2005 (Exhibit 10.87 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

†*10.50	2002 Stock Award and Incentive Plan, Form of Option Agreement [Inventor Awards] (Exhibit 10.69 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2004).

†*10.51	InterDigital Communications Corporation Long-Term Compensation Program, as amended December 2004 (“LTCP”) (Exhibit 10.55 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2004).

†*10.52	InterDigital Communications Corporation Long-Term Compensation Program, as amended April 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

†*10.53	InterDigital Communications Corporation Long-Term Compensation Program, as amended June 2005 (Exhibit 10.70 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

†*10.54	InterDigital Communications Corporation Restricted Stock Unit Award Agreement with Harry G. Campagna dated February 4, 2005 (Exhibit 10.73 to InterDigital’s Quarterly Report on Form 10-Q dated May 9, 2005).

†*10.55	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement (Exhibit 10.86 to InterDigital’s Quarterly Report on Form 10-Q dated November 9, 2006).

†*10.56	Compensation Program for Outside Directors, as amended January 2006 (Incorporated from Item 1.01 of InterDigital’s Current Report on Form 8-K dated January 18, 2006).

†10.57	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended December 15, 2006 (Filed herewith).

†10.58	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Filed herewith).

Employment-Related Agreements

†*10.59	Indemnity Agreement dated as of March 19, 2003 by and between the Company and Howard E. Goldberg (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Indemnity Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Company and the following individuals, were not filed: Bruce Bernstein, D. Ridgely Bolgiano, Richard J. Brezski, Harry G. Campagna, Steven T. Clontz, Joseph S. Colson, Jr., Patrick J. Donahue, Richard J. Fagan, Guy M. Hicks, Gary D. Isaacs, John D. Kaewell, Edward B. Kamins, Brian G. Kiernan, Mark A. Lemmo, Linda S. Lutkefedder, William J. Merritt, William C. Miller, Rebecca B. Opher, Robert S. Roath, Jane S. Schultz, and Lawrence F. Shay) (Exhibit 10.47 to InterDigital’s Quarterly Report on Form 10-Q dated May 15, 2003).

†*10.60	Employment Agreement dated May 7, 1997 by and between InterDigital and Mark A. Lemmo (Exhibit 10.32 to InterDigital’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

†*10.61	Amendment dated as of April 6, 2000 by and between InterDigital and Mark A. Lemmo (Exhibit 10.37 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.62	Employment Agreement dated November 16, 1998 by and between InterDigital and Richard J. Fagan (Exhibit 10.24 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 1998).

†*10.63	Amendment dated as of April 6, 2000 by and between InterDigital and Richard J. Fagan (Exhibit 10.36 to InterDigital’s Quarterly Report on Form 10-Q dated August 14, 2000).

†*10.64	Employment Agreement dated November 19, 1996 by and between InterDigital and Brian G. Kiernan (Exhibit 10.37 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.65	Amendment dated as of April 6, 2000 by and between InterDigital and Brian G. Kiernan (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.66	Employment Agreement dated July 24, 2000 by and between InterDigital and William C. Miller (Exhibit 10.39 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2000).

†*10.67	Employment Agreement dated as of November 12, 2001 by and between InterDigital and Lawrence F. Shay (Exhibit 10.38 to InterDigital’s Annual Report on Form 10-K for the year ended December 31, 2001).

†*10.68	Amended and Restated Employment Agreement, dated May 16, 2005, by and between William J. Merritt and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated May 16, 2005).

†*10.69	Employment Agreement, dated as of June 20, 2005, by and between Bruce Bernstein and InterDigital (Exhibit 10.1 to InterDigital’s Current Report on Form 8-K dated June 20, 2005).

†*10.70	Employment Agreement by and between InterDigital Communications Corporation and James Nolan dated May 16, 2006 (Exhibit 10.84 to InterDigital’s Quarterly Report on Form 10-Q dated August 7, 2006).

†*10.71	Severance Agreement and General Release between InterDigital and Howard E. Goldberg dated May 26, 2005 (Exhibit 10.78 to InterDigital’s Quarterly Report on Form 10-Q dated August 9, 2005).

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

*	Incorporated by reference to the previous filing indicated.
†	Management contract or compensatory plan or arrangement.

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: February 28, 2007	/s/ William J. Merritt
William J. Merritt
President and Chief Executive Officer

Date: February 28, 2007	/s/ R. J. Fagan
Richard J. Fagan
Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of InterDigital and in the capacities and on the dates indicated.

Date: February 28, 2007	/s/ D. Ridgely Bolgiano
D. Ridgely Bolgiano, Director

Date: February 28, 2007	/s/ Harry G. Campagna
Harry G. Campagna, Chairman of the Board of Directors

Date: February 28, 2007	/s/ Steven T. Clontz
Steven T. Clontz, Director

Date: February 28, 2007	/s/ Edward B. Kamins
Edward B. Kamins, Director

Date: February 28, 2007	/s/ Robert S. Roath
Robert S. Roath, Director

Date: February 28, 2007	/s/ Robert W. Shaner
Robert W. Shaner, Director

Date: February 28, 2007	/s/ Alan P. Zabarsky
Alan P. Zabarsky, Director

Date: February 28, 2007	/s/ William J. Merritt
William J. Merritt, Director, President and
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2007	/s/ R. J. Fagan
Richard J. Fagan, Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2007	/s/ Richard J. Brezski
Richard J. Brezski, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.18	Third Modification to Lease Agreement effective June 1, 2006 by and InterDigital and Huntington Quadrangle 2 (successor to We’re Associates Company)

†10.57	InterDigital Communications Corporation Annual Employee Bonus Plan, as amended December 15, 2006.

†10.58	Form of InterDigital Communications Corporation Restricted Stock Unit Award Agreement, as amended December 14, 2006 (Filed herewith)

21	Subsidiaries of InterDigital.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

†	Management contract or compensatory plan or arrangement.