Form 10-Q
period 2007-03-31
INTERDIGITAL COMMUNICATIONS CORP
filed 2007-05-10
CIK 354913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, par value $.01 per share	46,907,463
Title of Class	Outstanding at May 4, 2007

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

FABLESS

“Fabless” means fabrication carried out by another party under a contract.

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

v

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

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,720	$166,385
Short-term investments	94,099	97,581
Accounts receivable	110,994	131,852
Deferred tax assets	45,438	43,520
Prepaid and other current assets	13,045	14,464

Total current assets	382,296	453,802

PROPERTY AND EQUIPMENT, NET	21,538	16,682
PATENTS, NET	73,488	70,496
DEFERRED TAX ASSETS	11,022	6,418
OTHER NON-CURRENT ASSETS	20,149	16,678

	126,197	110,274

TOTAL ASSETS	$508,493	$564,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$332	$369
Accounts payable	25,116	21,913
Accrued compensation and related expenses	5,202	9,725
Deferred revenue	67,538	70,709
Taxes payable	5,643	11,448
Other accrued expenses	5,587	7,064

Total current liabilities	109,418	121,228
LONG-TERM DEBT	1,148	1,203
LONG-TERM DEFERRED REVENUE	237,047	160,895
OTHER LONG-TERM LIABILITIES	11,809	5,274

TOTAL LIABILITIES	359,422	288,600

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, 14,399 shares authorized 0 shares issued and outstanding	—	—
Common Stock, $.01 par value, 100,000 shares authorized, 64,726 and 64,393 shares issued and 47,203 and 51,347 shares outstanding	647	644
Additional paid-in capital	451,549	445,930
Retained Earnings	130,929	115,383
Accumulated other comprehensive loss	(15)	(46)

	583,110	561,911
Treasury stock, 17,523 and 13,046 shares of common held at cost	434,039	286,435

Total shareholders’ equity	149,071	275,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$508,493	$564,076

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
REVENUES	$67,818	$51,606

OPERATING EXPENSES:
Sales and marketing	2,096	1,824
General and administrative	6,544	5,021
Patents administration and licensing	13,205	9,982
Development	21,784	16,010

	43,629	32,837

Income from operations	24,189	18,769
OTHER INCOME:
Interest and investment income, net	2,633	1,508

Income before income taxes	26,822	20,277
INCOME TAX PROVISION	(9,153)	(7,338)

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS	$17,669	$12,939

NET INCOME PER COMMON SHARE - BASIC	$0.35	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC	49,782	54,785

NET INCOME PER COMMON SHARE - DILUTED	$0.34	$0.23

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED	51,880	56,884

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,669	$12,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,941	3,366
Deferred revenue recognized	(31,107)	(29,908)
Increase in deferred revenue	104,088	225,528
Deferred income taxes	(6,522)	(27,225)
Share-based compensation	2,236	1,305
Other	38	(26)
Decrease (increase) in assets:
Receivables	20,858	(93,870)
Deferred charges	1,192	(12,765)
Other current assets	1,367	(1,211)
(Decrease) increase in liabilities:
Accounts payable	(635)	(241)
Accrued compensation	(4,626)	(9,473)
Accrued taxes payable	(5,808)	15,643
Other liabilities	1,903	2,484

Net cash provided by operating activities	105,594	86,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(53,831)	(88,659)
Sales of short-term investments	57,344	33,592
Purchases of property and equipment	(7,112)	(3,249)
Capitalized patent costs	(5,166)	(4,529)
Long-term investments	(5,000)	—

Net cash used by investing activities	(13,765)	(62,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and warrants and employee stock purchase plan	2,099	9,386
Payments on long-term debt, including capital lease obligations	(92)	(84)
Repurchase of Common stock	(143,926)	—
Tax benefit from share-based compensation	2,425	3,212

Net cash (used) provided by financing activities	(139,494)	12,514

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,665)	36,215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	166,385	27,877

CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,720	$64,092

The accompanying notes are an integral part of these statements.

INTERDIGITAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(UNAUDITED)

1. BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position of InterDigital Communications Corporation (collectively with its subsidiaries referred to as “InterDigital,” the “Company,” “we,” “us” and “our”) as of March 31, 2007, and the results of our operations and cash flows for the three months ended March 31, 2007 and 2006. The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all of the detailed schedules, information and notes necessary to present fairly the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 1, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. We have one reportable segment.

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

There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K, except for our adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. A discussion of our adoption of FIN 48 is presented under Note 3. Income Taxes, below.

Our license agreements include provisions for independent periodic audits of license royalties for compliance with terms of the agreement. As a result of such audits, we will from time-to-time recognize additional revenue associated with a cumulative adjustment related to underreporting of royalties by our licensees. Our policy remains that we will only recognize such revenue after all elements of revenue recognition are met. In first quarter 2007, we recognized $13.8 million of revenue related to audit findings.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities the choice of measuring many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS 159 on our financial statements or our results of operations.

2. TECHNOLOGY SOLUTIONS AGREEMENTS:

We account for portions of our technology solution agreements using the percentage-of-completion method. During first quarter 2007 and 2006, we recognized related revenue of approximately $0.6 million and $1.8 million, respectively, using the percentage-of-completion method. Our accounts receivable at March 31, 2007 and December 31, 2006 included unbilled amounts of $2.0 million and $1.7 million, respectively. We expect to bill and collect such amounts within twelve months of each respective balance sheet date.

3. INCOME TAXES:

In first quarter 2007, our effective tax rate was 34% based on the statutory federal tax rate net of permanent differences including a research and development credit associated with our 2007 development activity. During first quarter 2006, our effective tax rate was approximately 36.2%. This effective tax rate primarily resulted from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign source withholding tax payments made in prior years.

During first quarter 2007, we paid $15.7 million and accrued $16.0 million of foreign source withholding taxes. We established corresponding deferred tax assets related to foreign tax credits that we expect to utilize to offset future U.S. federal income taxes.

Our future book tax expense may also be affected by charges associated with any share-based tax shortfalls that may occur under SFAS No. 123(R). However, we cannot predict if, when, or to what extent this will affect our future tax expense. If, in the course of future tax planning, we identify tax saving opportunities that entail amending prior year returns in order to fully avail ourselves of credits that we previously considered unavailable to us, we will recognize the benefit of the credits in the period in which they are both identified and quantified. At March 31, 2007 our taxes payable has been offset by approximately $10.0 million related to tax payments carried over from 2006.

We adopted FIN 48, on January 1, 2007. As a result of the implementation, we recognized a $2.1 million increase to reserves for uncertain tax positions. This increase, related to federal tax credits, was accounted for as a reduction to retained earnings on the balance sheet. Including this cumulative effect adjustment, on January 31, 2007, we had $6.2 million of net federal tax benefits that, if recognized, would reduce our effective income tax rate in the period recognized. There has been no change to our FIN 48 liability from the date of adoption to March 31, 2007. The Company and its subsidiaries are subject to U.S. federal income tax, foreign income and withholding taxes, and income taxes from multiple state jurisdictions. The majority of our federal and state tax returns from 1990 through 2006 are currently open and will not close until the respective statutes of limitations have expired. The statutes of limitations generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carryforwards. The statute of limitations applicable to our open federal returns will expire between the current year and 2010.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any interest or penalties accrued at December 31, 2006 or March 31, 2007.

4. INCOME PER SHARE:

The following table sets forth a reconciliation of the shares used in the basic and diluted net income per share computations:

	(In thousands, except per share data)
	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income per share - basic:
Income available to Common Shareholders	$17,669	49,782	$0.35	$12,939	54,785	$0.24
Effect of dilutive options, warrants and RSUs	—	2,098	(0.01)	—	2,099	(0.01)

Income per share - diluted:
Income available to Common Shareholders + dilutive effects of options, warrants and RSUs	$17,669	51,880	$0.34	$12,939	56,884	$0.23

For the three months ended March 31, 2007, options to purchase approximately 0.5 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

For the three months ended March 31, 2006, options to purchase approximately 1.1 million shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the weighted-average market price of our common stock during this period and, therefore, their effect would have been anti-dilutive.

5. LITIGATION AND LEGAL PROCEEDINGS:

Nokia

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, Nokia) filed a complaint in the United States District Court for the District of Delaware (Delaware District Court) against InterDigital Communications Corporation (IDCC) and our wholly-owned subsidiary, InterDigital Technology Corporation (ITC) (IDCC and ITC collectively referred to as “InterDigital,” “we,” or “our”), for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act (Nokia Delaware Proceeding). In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court dismissed all of Nokia’s patent invalidity and non-infringement declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards, and that such statements have caused Nokia harm.

In first quarter 2007, we amended our Answer to assert claims for affirmative relief based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. These claims for affirmative relief include Lanham Act claims, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deceptive Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment.

Also in first quarter 2007, Nokia filed a First Amended Complaint which asserted new causes of action based on Nokia’s allegations concerning InterDigital’s 3G patents and notifications to the European Telecommunications Standards Institute (ETSI). Specifically, Nokia now asserts two Lanham Act claims based on this alleged conduct, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deceptive Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. We have filed a motion to dismiss Nokia’s amended claims. We intend to oppose Nokia’s claims vigorously and pursue our claims for affirmative relief.

Samsung

Samsung Arbitration Proceeding

In August 2006, an arbitral tribunal (Tribunal) from the International Chamber of Commerce (ICC) awarded us approximately $134 million in past royalties plus interest from Samsung Electronics Co. Ltd. (Samsung) associated with their past sales of product sold under a 1996 patent license agreement (Award). The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Samsung has a prepayment balance of approximately $6 million available to reduce the amounts due.

In September 2006, we filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award. Those motions have been fully briefed and await a hearing or decision from the court.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (Samsung 3rd Arbitration). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for certain sales based on our April 2006 settlement of a dispute with Nokia Corporation (the Nokia Settlement), which implemented a June 2005 award from a separate arbitration with Nokia. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (MFL) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the tribunal in the arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement. We will not record any revenue from Samsung related to this matter until all criteria for revenue recognition have been met.

In addition to the above arbitration and litigation proceedings with Samsung, we have other legal proceedings with Samsung pending. These matters include complaints filed against Samsung by us with both the U.S. International Trade Commission (USITC) and the United States District Court for the District of Delaware, and a complaint Samsung has filed against us with the United States District Court for the District of Delaware.

Samsung U.S. International Trade Commission and Delaware Proceedings

On March 23, 2007, the Company and ITC filed a complaint with the U.S. International Trade Commission (USITC) against Samsung Electronics Co. Ltd. and certain of its affiliates. The complaint alleges that Samsung engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. InterDigital’s complaint with the USITC seeks an exclusion order which operates to bar from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. InterDigital’s complaint also seeks a cease and desist order to bar further sales of infringing Samsung products that have already been imported into the United States.

In addition to the USITC action referenced above, on March 23, 2007, we also filed a complaint in the United States District Court for the District of Delaware alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the USITC complaint.

        On March 23, 2007, Samsung Telecommunications America LLP and Samsung Electronics Co., Ltd. (collectively, “Samsung”), filed an action against IDCC, ITC and another of our wholly-owned subsidiaries, Tantivy Communications, Inc. (collectively, “InterDigital”), in the United States District Court for the District of Delaware, alleging that InterDigital has refused to comply with its alleged contractual obligations to be prepared to license its patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. Samsung seeks damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) Samsung has a right to practice InterDigital’s intellectual property as a result of an alleged license from Qualcomm; (iii) nine of InterDigital’s patents are invalid and/or not infringed by Samsung; and (iv) InterDigital must offer Samsung a license on FRAND terms. InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter.

On April 23, 2007, InterDigital received notice that the USITC had voted to institute an investigation into whether Samsung had engaged in the unfair trade practices complained of by InterDigital. The case (No. 337-TA-601) has been referred to an USITC Administrative Law Judge who will schedule and hold an evidentiary hearing followed by an initial determination. The USITC indicated in its April 23, 2007 press release that the final determination will be completed “at the earliest practicable time,” with a target date for completing the investigation to be set within 45 days after the institution of the investigation. On May 4, 2007 and May 7, 2007, we filed motions with both the USITC and the United States District Court for the District of Delaware, respectively, to include a fourth patent under the complaint in each case.

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

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. We expect the arbitration hearing in this matter to conclude in second quarter 2007.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia:

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five of Nokia’s UMTS European/UK Patents registered in the UK are not essential IPR for the 3GPP Standard. Nokia has withdrawn its application to strike out (i.e., dismiss), or alternatively to stay, this action. No trial date has been scheduled for this action.

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

6. REPURCHASE OF COMMON STOCK:

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In May 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100 million and $150 million, respectively, to a total of $350 million. During first quarter 2007, we repurchased 4.5 million shares of common stock for $147.6 million under this repurchase program. We completed the repurchase program in early second quarter 2007 through the repurchase of an additional 0.3 million shares for $10.1 million, bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350 million.

7. COMPREHENSIVE INCOME:

The following table summarizes comprehensive income for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net income	$17,669	$12,939
Unrealized gain on investments	31	34

Total comprehensive income	$17,700	$12,973

8. INVESTMENTS IN OTHER ENTITIES:

        We may make strategic investments in companies that have developed or are developing technologies that are complementary to our patent licensing or product strategy. In first quarter 2007, we made a $5 million investment for a non-controlling interest of another entity. We will not have significant influence over the investee and will account for this investment using the cost method of accounting. Under the cost method, we will not adjust our investment balance when the entity reports profit or loss but will monitor the investment for an other-than-temporary decline in value. When assessing whether an other-than-temporary decline in value has occurred, we will consider such factors as the valuation placed on the investee in subsequent rounds of financing, the performance of the investee relative to its own performance targets and business plan, and the investee’s revenue and cost trends, liquidity and cash position, including its cash burn rate, and updated forecasts.

9. INSURANCE REIMBURSEMENT:

In first quarter 2007, we received a $1.7 million insurance payment to reimburse us for a portion of our defense costs in our litigation with Nokia. This amount reduced our patent administration and licensing expenses for the quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with the unaudited, condensed consolidated financial statements and notes thereto contained elsewhere in this document, in addition to InterDigital Communications Corporation’s (collectively with its subsidiaries referred to as InterDigital, the Company, we, us and our) Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K) as filed with the Securities and Exchange Commission (SEC) on March 1, 2007, other reports filed with the SEC, and the Statement Pursuant to the Private Securities Litigation Reform Act of 1995 below. Please refer to the Glossary of Terms located after the Table of Contents for a list and detailed description of the various technical, industry and other defined terms that are used in this Form 10-Q for the three months ended March 31, 2007.

Samsung Legal Proceedings

In August 2006, an arbitral tribunal (Tribunal) from the International Chamber of Commerce (ICC) awarded us approximately $134 million in past royalties plus interest from Samsung Electronics Co. Ltd. (Samsung) associated with their past sales of product sold under a 1996 patent license agreement (Award). The Samsung Tribunal also established the royalty rates to be applied to Samsung’s sales of covered products in 2006. Samsung has a prepayment balance of approximately $6 million available to reduce the amounts due.

In September 2006, we filed an action in the U.S. District Court for the Southern District of New York seeking judicial confirmation of the Samsung Award. Samsung filed an opposition to the confirmation action, including filing a cross-petition to vacate or modify the Samsung Award and to stay the Samsung Award. Those motions have been fully briefed and await a hearing or decision from the court.

In October 2006, Samsung filed a request for a new ICC arbitration proceeding relating to the ongoing patent royalty dispute between Samsung and InterDigital (Samsung 3rd Arbitration). In the Samsung 3rd Arbitration, Samsung seeks to have a new arbitration panel determine new royalty rates for certain sales based on our April 2006 settlement of a dispute with Nokia Corporation (the Nokia Settlement), which implemented a June 2005 award from a separate arbitration with Nokia. Samsung has purported to have elected the Nokia Settlement under the most favored licensee (MFL) clause in the Samsung Agreement. Samsung contends that it has the right to have a new rate, based on the Nokia Settlement, applied to its sales in the period from January 1, 2002 through December 31, 2006 in lieu of the royalty rates that have been determined by the tribunal in the arbitration for that period. In the Samsung 3rd Arbitration proceeding, we have denied that Samsung is entitled to receive any new royalty rate adjustment based on the Nokia Settlement. We will not record any revenue from Samsung related to this matter until all criteria for revenue recognition have been met.

In addition to the above arbitration and litigation proceedings with Samsung, we have other legal proceedings with Samsung pending. These matters include complaints filed against Samsung by us with both the U.S. International Trade Commission (USITC) and the United States District Court for the District of Delaware, and a complaint Samsung has filed against us with the United States District Court for the District of Delaware.

Repurchase of Common Stock

In March 2006, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. In April 2006 and December 2006, our Board of Directors authorized expansions of the Company’s share repurchase program of $100 million and $150 million, respectively, to a total of $350 million. During first quarter 2007, we repurchased 4.5 million shares of common stock for $147.6 million under this repurchase program. We completed the repurchase program in early second quarter 2007 through the repurchase of an additional 0.3 million shares for $10.1 million bringing the cumulative repurchase totals to 11.3 million shares at a cost of $350 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K. A discussion of our critical accounting policies, and the estimates related to them, are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K. There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K other than our adoption of FIN 48 Accounting for Uncertainty in Income Taxes.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. The statement was issued to define “fair value,” establish a framework for measuring fair value, and expand disclosures about fair value measurements. We are currently assessing the effect, if any, this statement will have on our financial statements or our results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows entities the choice of measuring many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS 159 on our financial statements or our results of operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL REQUIREMENTS

We generated positive cash flow from operating activities of $105.6 million in the three month period ended March 31, 2007 (first quarter 2007) compared to $86.5 million in the three month period ended March 31, 2006 (first quarter 2006). The positive operating cash flow in first quarter 2007 arose principally from receipts of approximately $160.9 million related to 2G and 3G patent licensing agreements. These receipts included the second of three $95 million payments from LG Electronics (LG), a new prepayment of $23.5 million from an existing licensee, and $10.5 million of prepayments and $31.9 million of current royalty payments from other existing licensees. These receipts were partially offset by cash operating expenses (operating expenses less depreciation of fixed assets, amortization of intangible assets and non-cash compensation) of $36.5 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during the first quarter 2007. The positive operating cash flow in first quarter 2006 arose principally from receipts of approximately $152.1 million related to 2G and 3G patent licensing agreements. These receipts included $95 million from LG, $12.0 million from Sharp Corporation of Japan (Sharp), $9.4 million from NEC Corporation of Japan (NEC), and $35.7 million from other licensees. These receipts were partially offset by cash operating expenses of $28.2 million, cash payments for foreign source withholding taxes of $15.7 million and changes in working capital during first quarter 2006.

        Our combined short-term and long-term deferred revenue balance at March 31, 2007 was $304.6 million, a $73.0 million increase from December 31, 2006. In first quarter 2007, we recorded gross increases in deferred revenue of $104.1 million. This amount consisted of, $95.0 million of relating to an accrued receivable due from LG in first quarter 2008, and $9.1 million related to new prepayments from three other existing licensees. These increases were offset, in part, by first quarter 2007 deferred revenue recognition of $18.8 million related to the amortization of fixed-fee royalty payments, $11.9 million related to per-unit exhaustion of prepaid royalties (based upon royalty reports provided by our licensees), and the recognition of deferred revenue related to technology solutions agreements. We have no material obligations associated with our deferred revenue balances.

Based on current agreements, we expect the amortization of fixed-fee royalty payments and the recognition of deferred technology solutions revenue to reduce our March 31, 2007 deferred revenue balance of $304.6 million by $67.5 million over the next twelve months. Additional reductions to deferred revenue will be dependent upon the level of per-unit royalties our licensees report against remaining prepaid balances.

In first quarter 2007, we used $13.8 million in investing activities compared to $62.8 million in first quarter 2006. We sold $3.5 million of short-term marketable securities, net of purchases, in first quarter 2007. We purchased $55.1 million of short-term marketable securities, net of sales, in first quarter 2006. This change resulted primarily from the need to fund share repurchases in first quarter 2007. Purchases of property and equipment increased to $7.1 million in first quarter 2007 from $3.2 million in the first quarter 2006 due to continued investment in both development tools and engineering related network infrastructure and systems. We also made an equity investment of $5.0 million in Kineto Wireless in first quarter 2007. Investment costs associated with patents increased from $4.5 million in first quarter 2006 to $5.2 million in first quarter 2007. This increase reflects a higher level of patenting activity over the past several years, combined with the lag effect between filing an initial patent application and the incurrence of costs to issue the patent in both the U.S. and foreign jurisdictions.

Net cash used in financing activities in first quarter 2007 was $139.5 million. Financing activities provided $12.5 million in first quarter 2006. The use of cash in financing activities in first quarter 2007 was primarily due to our investment of $143.9 million to repurchase outstanding shares of our common stock. We received proceeds from option and warrant exercises of $2.1 million and $9.4 million in first quarter 2007 and 2006, respectively. In first quarter 2007 and 2006, we recorded tax benefits of $2.4 million and $3.2 million, respectively, related to share based compensation.

We had 3.8 million and 4.0 million options outstanding at March 31, 2007 and December 31, 2006, respectively, which had exercise prices less than the fair market value of the Company’s stock at each balance sheet date. These options would have generated $46.1 million and $48.8 million of cash proceeds to the Company if they had been fully exercised.

As of March 31, 2007, we had $212.8 million of cash, cash equivalents and short-term investments, compared to $264.0 million at December 31, 2006. Our working capital (adjusted to exclude cash, cash equivalents, short-term investments, current maturities of debt and current deferred revenue) decreased to $127.9 million at March 31, 2007 from $139.7 million at December 31, 2006. This $11.8 million decrease is primarily due to a $20.9 million decrease in accounts receivable associated with the collection of royalty prepayments in first quarter 2007, offset in part by decreases in accrued compensation, accrued expenses and taxes payable.

In December 2005, we entered into a two-year $60 million unsecured revolving credit facility (“Credit Agreement”). The Credit Agreement was entered into by the Company, Bank of America, N.A., as Administrative Agent, and Citizens Bank of Pennsylvania. At our option, borrowings under the Credit Agreement will bear interest at LIBOR plus 75-90 basis points, depending on the level of borrowing under the credit facility, or under certain conditions at the prime rate or if higher, 50 basis points above the Federal Funds Rate. The Credit Agreement further contains certain customary restrictive financial and operating covenants which, among other things, require us to (i) maintain certain minimum cash and short-term investment levels of 1.15 times outstanding borrowings subject to adjustments defined in the agreement, (ii) maintain minimum financial performance requirements as measured by our income or loss before taxes, with certain adjustments, and (iii) limit or prohibit the incurrence of certain indebtedness and/or liens, judgments above a threshold amount for which a reserve is not maintained, and certain other activities outside the ordinary course of business. Borrowings under the Credit Agreement can be used for general corporate purposes including capital expenditures, working capital, letters of credit, certain permitted acquisitions and investments, cash dividends and stock repurchases. As of March 31, 2007 and December 31, 2006, we did not have any amounts outstanding under the Credit Agreement.

Consistent with our strategy to focus our resources on the development and commercialization of advanced wireless technology products, we expect to see modest growth in operating cash needs related to planned staffing levels and continued investments in enabling capital assets over the balance of 2007. We are capable of supporting these and other operating cash requirements, including repurchases of our common stock, for the near future through cash and short-term investments on hand, other operating funds such as patent license royalty payments or the above-noted credit facility. An adverse resolution of the litigation involving Federal Insurance Company (See, “— Litigation and Legal Proceedings, Federal “) should not prevent us from supporting our operating requirements for the near future. At present, we do not anticipate the need to seek additional financing through additional bank facilities or the sale of debt or equity securities. However, we continue to consider adding prudent levels of debt to our capital structure to help reduce our weighted average cost of capital and further enhance shareholder value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by regulation S-K 303(a)(4) promulgated under the Securities Act of 1934.

RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Revenues

The following table compares first quarter 2007 revenues to revenues in the comparable period from the prior year (in millions):

	First Quarter 2007	First Quarter 2006
Per-unit royalty revenue	$38.7	$30.1
Fixed-fee and amortized royalty revenue	18.8	19.5

Recurring patent licensing royalties	57.5	49.6
Past infringement and other non-recurring royalties	9.3	—

Total patent licensing royalties	66.8	49.6
Technology solution revenue	1.0	2.0

Total Revenue	$67.8	$51.6

First quarter 2007 revenues of $67.8 million increased $16.2 million from first quarter 2006. First quarter 2007 revenue included $58.5 million of recurring patent license royalties and technology solution revenue and $9.3 million associated with prior period sales of Sony Ericsson’s covered 2G products identified in a routine audit conducted by the company.

Recurring patent licensing royalties in first quarter 2007 increased $7.9 million, or 16%, to $57.5 million from $49.6 million in first quarter 2006. This increase was due largely to higher 2G royalties from Sony Ericsson, the inclusion of 3G royalties from Panasonic, which did not contribute recurring royalties until second quarter 2006, and a full quarter’s amortization of revenue related to an agreement with LG signed during first quarter 2006. This increase was offset, in part, by the absence of 2G royalties from NEC and Ericsson, related to the completion, in 2006, of revenue recognition related to such agreements with each company.

Technology solution revenue in first quarter 2007 of $1.0 million decreased $1.0 million from first quarter 2006 due to the completion of deliverables under an agreement with General Dynamics and the timing of milestone achievement under a separate agreement with NXP.

In first quarter 2007, 74% of our recurring revenue or $43.1 million, was from companies that individually accounted for 10% or more of this amount and included LG (24%), Sharp (18%), NEC (16%) and Sony Ericsson (15%). In first quarter 2006, 62% of recurring revenue or $32.2 million, was from companies that individually accounted for 10% or more of this amount and included LG (22%), NEC (22%) and Sharp (18%).

Operating Expenses

Operating expenses increased 33% to $43.6 million in first quarter 2007 from $32.8 million in first quarter 2006. The $10.8 million increase was due to net changes in expenses related to the following (in millions):

Increase/(Decrease)
Consulting services	$4.1
Patent litigation and arbitration	3.3
Depreciation and amortization	1.4
Other personnel related costs	1.2
Long term compensation	1.1
Patent maintenance	0.8
Insurance reimbursement	(1.7)
Other	0.6

Total Increase in Operating Expense	$10.8

Consulting services and other personnel costs increased primarily due to the need for additional internal and external resources to complete the development of our 2G/3G duel mode modem ASIC offering. Patent litigation and arbitration increased primarily due to our preparations for an International Trade Commission action against Samsung. Depreciation and amortization increased due to the recent acquisition of tools and technology licenses to develop or complete a 2G/3G duel mode modem ASIC offering. Patent amortization and patent maintenance costs both increased due to heightened levels of internal inventive activity in recent years resulting in the expansion of our patent portfolio. Long-term compensation increased primarily due to the effect of overlapping RSU cycles in 2007. These increases to operating expenses were partly offset by a $1.7 million insurance receipt to reimburse us for a portion of our defense costs in our litigation with Nokia.

The following table summarizes the change in operating expenses by category (in millions):

	First Quarter 2007	First Quarter 2006	Increase
Sales and marketing	$2.1	$1.8	$0.3	15%
General and administrative	6.5	5.0	1.5	30
Patents administration and licensing	13.2	10.0	3.2	32
Development	21.8	16.0	5.8	36

Total Operating Expense	$43.6	$32.8	$10.8	33%

Sales and Marketing Expense: The increase in sales and marketing expense was primarily due to increases in trade show costs ($0.2 million) and overlapping RSU cycles ($0.1 million).

General and Administrative Expense: The increase in general and administrative expense was primarily due to increased legal and consulting services primarily associated with tax compliance and planning initiatives ($0.8 million) and personnel costs ($0.6 million) associated with wage inflation, overlapping RSU cycles and temporary personnel.

Patents Administration and Licensing Expense: Patent administration and license costs increased due to increases in patent litigation and arbitration ($3.3 million), patent maintenance costs ($0.8 million), increased incentives to our inventors ($0.4 million), and increased amortization costs ($0.3 million). These increases were partly offset by a $1.7 million insurance receipt to reimburse us for a portion of our defense costs in our litigation with Nokia.

Development Expense: The increase in development expense was primarily attributable to the development of our 2G/3G dual mode modem ASIC offering, including increased consulting services ($3.2 million) and depreciation and amortization of development tools and technology licenses ($1.1 million). Overlapping RSU cycles ($0.7 million) also contributed to this increase.

Interest and Investment Income, Net

Net interest and investment income of $2.6 million in first quarter 2007 increased $1.1 million or 75% from $1.5 million in first quarter 2006. The increase primarily resulted from higher investment balances in first quarter 2007.

Income Taxes

Our effective tax rate was 34% in first quarter 2007 based on the statutory federal tax rate net of permanent differences including an estimated research and development credit associated with our 2007 development activity. This effective rate could change in future quarters based on changes in our expected taxable income, tax credits, and other tax items for 2007. Our income tax provision in first quarter 2006 reflected a 36.2% effective tax rate. This effective tax rate primarily results from the statutory federal tax rate and the amortization of foreign deferred tax assets related to foreign withholding tax payments made in prior years.

Expected Trends

We will provide guidance on second quarter revenue shortly, after we receive and review the applicable royalty reports and update our forecasts on anticipated revenue from work associated with technology solutions agreements. We currently anticipate that second quarter 2007 operating expense growth, excluding patent arbitration/litigation costs, will slow to roughly one third of that experienced between the most recent two quarters. Beyond second quarter 2007, we anticipate that the quarterly level of expense for product programs should level off for the remainder of the year, as we will have reached the level of capability needed to pursue the fabless business. Further increases in costs would likely be customer specific acquisition costs that would also be accompanied by revenue.

Further, we also currently expect that our patent arbitration and litigation costs in second quarter 2007 will be above the pre-insurance recovery amount of $7.2 million experienced in first quarter 2007. The actual level of expense will depend on the level of activity we experience during the quarter including any activities associated with the newly filed cases involving Samsung in the U.S. District Court and the U.S. International Trade Commission. Lastly, our book tax rate throughout the balance of 2007 will be dependent on our estimates of the relative proportions of our full year profitability and level of investment tax credits in 2007, but is currently estimated to be a 34% effective rate.

STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Form 10-Q), including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Words such as “anticipate,” “expect,” “will,” “believe,” “could,” “would,” “dependent upon,” “should not,” “anticipate,” “future,” “may” or similar expressions contained herein are intended to identify such forward-looking statements. Although forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. These statements reflect, among other things, our current beliefs, plans and expectations as to:

(i) The Samsung arbitration and enforcement proceedings; (ii) The potential effect of SFAS No. 157 and FAS 159 on the our financial statements or results of operations, if any; (iii) Our amortization of fixed-fee royalty payments over second quarter of 2007 reducing our March 31, 2007 deferred revenue balance; (iv) Additional reductions to deferred revenue; (v) Modest growth in operating cash needs in the remainder of 2007; (vi) Our ability to support our near-term operating cash requirements; (vii) The impact of any adverse resolution in our dispute with Federal on our ability to meet our near-term operating requirements; (viii) Our needs and plans with respect to additional financing or the sale of debt or equity securities and our potential introduction of debt to our capital structure in late 2007; (ix) Second quarter and remainder of 2007 operating expenses (excluding patent arbitration and litigation costs), patent arbitration and litigation costs, and our book tax rate for fourth quarter 2006; (x) The amounts of interest and future royalty obligations payable to us under the Final Award in the Samsung Arbitration.

Forward-looking statements concerning our business, results of operations and financial condition are inherently subject to risks and uncertainties. We caution readers that actual results and outcomes could differ materially from those expressed in or anticipated by such forward-looking statements. You should carefully consider the risks and uncertainties outlined in greater detail in this Form 10-Q, including “Item 1A - Risk Factors,” and in our Form 10-K for the year ended December 31, 2006, before making any investment decision with respect to our common stock. You should not place undue reliance on these forward-looking statements, which are only as of the date of this Form 10-Q. Factors affecting one forward-looking statement may affect other forward-looking statements. We undertake no obligation to revise or publicly update any forward-looking statement for any reason, except as otherwise required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative and qualitative market risk from the disclosures included in our 2006 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and its Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in their design to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by us in the reports that we file under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Nokia

Nokia Delaware Proceeding

In January 2005, Nokia and Nokia, Inc. (collectively, Nokia) filed a complaint in the United States District Court for the District of Delaware (Delaware District Court) against InterDigital Communications Corporation (IDCC) and our wholly-owned subsidiary, InterDigital Technology Corporation (ITC) (IDCC and ITC collectively referred to as “InterDigital,” “we,” or “our”), for declaratory judgments of patent invalidity and non-infringement of certain claims of certain patents, and violations of the Lanham Act (Nokia Delaware Proceeding). In December 2005, as a result of our motion to dismiss all of Nokia’s claims, the Delaware District Court dismissed all of Nokia’s patent invalidity and non-infringement declaratory judgment claims due to lack of jurisdiction. The Delaware District Court did not dismiss Nokia’s claims relating to violations of the Lanham Act. Under the Lanham Act claim, Nokia alleges that we have used false or misleading descriptions or representations regarding our patents’ scope, validity, and applicability to products built to comply with 3G wireless phone Standards, and that such statements have caused Nokia harm.

In first quarter 2007, we amended our Answer to assert claims for affirmative relief based on Nokia’s licensing activities as well as Nokia’s false or misleading descriptions or representations regarding Nokia’s 3G patents and Nokia’s undisclosed funding and direction of an allegedly independent study of the essentiality of 3G patents. These claims for affirmative relief include Lanham Act claims, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deceptive Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment.

Also in first quarter 2007, Nokia filed a First Amended Complaint which asserted new causes of action based on Nokia’s allegations concerning InterDigital’s 3G patents and notifications to the European Telecommunications Standards Institute (ETSI). Specifically, Nokia now asserts two Lanham Act claims based on this alleged conduct, as well as state law claims for common law unfair competition, intentional interference with prospective business relations, violation of the Delaware Deceptive Trade Practices Act, injurious falsehood, commercial disparagement, business disparagement and unjust enrichment. We have filed a motion to dismiss Nokia’s amended claims. We intend to oppose Nokia’s claims vigorously and pursue our claims for affirmative relief.

Samsung

Samsung U.S. International Trade Commission and Delaware Proceedings

On March 23, 2007, the Company and ITC filed a complaint with the U.S. International Trade Commission (USITC) against Samsung Electronics Co. Ltd. and certain of its affiliates. The complaint alleges that Samsung engaged in an unfair trade practice by making for importation into the United States, importing, and selling after importation certain 3G handsets and components that infringe three of InterDigital’s patents. InterDigital’s complaint with the USITC seeks an exclusion order which operates to bar from entry into the U.S. infringing 3G WCDMA handsets and components that are imported by or on behalf of Samsung. Handsets identified in the complaint as capable of operating with a 3G WCDMA system and infringing InterDigital’s patents include: SGH-ZX20; SGH-i607 (also known as the “BlackJack™”); SGH-A707; and SGH-ZX10. InterDigital’s complaint also seeks a cease and desist order to bar further sales of infringing Samsung products that have already been imported into the United States.

In addition to the USITC action referenced above, on March 23, 2007, we also filed a complaint in the United States District Court for the District of Delaware alleging that Samsung’s 3G WCDMA handsets infringe the InterDigital patents identified in the USITC complaint.

On March 23, 2007, Samsung Telecommunications America LLP and Samsung Electronics Co., Ltd. (collectively, “Samsung”), filed an action against IDCC, ITC and another of our wholly-owned subsidiaries, Tantivy Communications, Inc. (collectively, “InterDigital”), in the United States District Court for the District of Delaware, alleging that InterDigital has refused to comply with its alleged contractual obligations to be prepared to license its patents on fair, reasonable, and non-discriminatory (“FRAND”) terms, and that InterDigital has allegedly engaged in unfair business practices. Samsung seeks damages and declaratory relief, including declarations that: (i) InterDigital’s patents and patent applications allegedly promoted to standards bodies are unenforceable; (ii) Samsung has a right to practice InterDigital’s intellectual property as a result of an alleged license from Qualcomm; (iii) nine of InterDigital’s patents are invalid and/or not infringed by Samsung; and (iv) InterDigital must offer Samsung a license on FRAND terms. InterDigital intends to vigorously defend itself against Samsung’s allegations in this matter.

On April 23, 2007, InterDigital received notice that the USITC had voted to institute an investigation into whether Samsung had engaged in the unfair trade practices complained of by InterDigital. The case (No. 337-TA-601) has been referred to an USITC Administrative Law Judge who will schedule and hold an evidentiary hearing followed by an initial determination. The USITC indicated in its April 23, 2007 press release that the final determination will be completed “at the earliest practicable time,” with a target date for completing the investigation to be set within 45 days after the institution of the investigation. On May 4, 2007 and May 7, 2007, we filed motions with both the USITC and the United States District Court for the District of Delaware, respectively, to include a fourth patent under the complaint in each case.

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

In October 2005, the Court filed an order granting in part and denying in part Federal’s motion to dismiss the Company’s complaint. As part of its decision, the Court determined that the Agreement between Federal and the Company (which Agreement served as a basis for Federal’s demand to recover any legal fees and expenses) is enforceable, but did not address whether Federal is entitled to recover any legal fees and expenses. Also, the Court reserved to a later time consideration of whether any arbitration award would be binding on the parties. We expect the arbitration hearing in this matter to conclude in second quarter 2007.

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

Among the types of legal proceedings we encounter in the normal course of business, we continue to be engaged in the following actions with Nokia:

In July 2005, Nokia filed a claim in the English High Court of Justice, Chancery Division, Patents Court against ITC seeking a Declaration that thirty-one of ITC’s UMTS European Patents registered in the UK are not essential IPR for the 3GPP Standard. Trial in this action is scheduled for fourth quarter 2007. In December 2006, ITC filed a claim in the same court against Nokia seeking a Declaration that thirty-five of Nokia’s UMTS European/UK Patents registered in the UK are not essential IPR for the 3GPP Standard. Nokia has withdrawn its application to strike out (i.e., dismiss), or alternatively to stay, this action. No trial date has been scheduled for this action.

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

Item 1A.	RISK FACTORS.

There have been no material changes in our risk factors as previously described in our 2006 Form 10-K with the exception of the following:

(i)	The Impact of Potential Domestic Patent Reform Legislation, USPTO Reforms, Imposed International Patent Rules and Third Party Legal Proceedings May Impact Our Patent Prosecution and Licensing Strategies.

Changes to certain US patent laws and regulations may occur in the future, some or all of which may impact our patent costs and the scope of future patent coverage we secure, and may require us to re-evaluate and modify our patent prosecution and patent licensing strategies. Specifically, the USPTO has proposed modifications to the current U.S. patent rules that could change, among other things, the current US practice with regard to continuation applications. The U.S. Congress is also considering modification of select patent laws relating to, among other things, how patent damages are calculated and the procedures for challenging issued patents. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctions may make it more difficult, under some circumstances, for us to obtain injunctive relief against a party that has been found to infringe one or more of our patents, and the ruling regarding patent challenges by licensees could potentially make it easier for our licensees to challenge our patents even though they have already agreed to take a license. Changes to foreign patent practice have also been imposed by the European Patent Office which may limit our ability to file divisional applications. In addition, the potential effect of rulings in legal proceedings between third parties may impact our licensing program. We continue to monitor and evaluate our prosecution and licensing strategies with regard to these proposals and changes.

(ii)	Changes to Our Current Calculation of Tax Liabilities

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. We are subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions on various tax matters, including challenges to various positions we assert in our filings. With our January 1, 2007 adoption of FIN 48, certain tax contingencies are recognized when they are determined to be more likely than not to occur. Although we believe we have adequately accrued for tax contingencies that meet this criteria, we may be required to pay taxes in excess of the amounts we have accrued. As of December 31, 2006 and 2005, there are certain tax contingencies that were not required to be accrued. In the event that the IRS or another taxing jurisdiction levies an assessment in the future, it is possible the assessment could have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities.

The following table provides information regarding the Company’s purchases of its Common Stock, $0.01 par value, during the first quarter of 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	1,185,750	$33.98	1,185,750	$117,311,196.00
February 1, 2007 - February 28, 2007	859,800	$34.58	859,800	$87,583,068.00
March 1, 2007 - March 31, 2007	2,431,600	$31.87	2,431,600	$10,089,559.14	(2)

Total	4,477,150	$32.95	4,477,150	$10,089,559.14	(2)

(1)	In March 2006, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock from time-to-time through open-market purchases, prearranged plans or privately negotiated transactions (Repurchase Program). The amount and timing of purchases were based on a variety of factors including share repurchase price, cash requirements, acquisition opportunities, strategic investments and other market and economic factors. In May 2006, we announced that the Board of Directors expanded the Repurchase Program, by an additional $100 million, to a total of $200 million, and in December 2006, we announced that the Board of Directors increased the Repurchase Program by an additional $150 million to a total of $350 million.

(2)	The maximum remaining dollar value to repurchase shares as of March 31, 2007 includes the balance of the additional $150 million authorization approved by the Board of Directors in December 2006. As of April 5, 2007, we have completed the Repurchase Program through the repurchase of a total of 11.3 million shares of our common stock at a total cost of approximately $350 million.

Item 6.	EXHIBITS.

The following is a list of Exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

†10.1	Form of Amended and Restated Employment Agreement between Richard J. Fagan and InterDigital Communications Corporation dated April 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William J. Merritt.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard J. Fagan.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERDIGITAL COMMUNICATIONS CORPORATION

Date: May 10, 2007	/s/ WILLIAM J. MERRITT
William J. Merritt
President and Chief Executive Officer

Date: May 10, 2007	/s/ R.J. FAGAN
Richard J. Fagan
Chief Financial Officer